Form 10-Q
period 2016-03-31
Red Rock Resorts, Inc.
filed 2016-06-10
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 000-54193
RED ROCK RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-5081182 (I.R.S. Employer Identification No.)

1505 South Pavilion Center Drive, Las Vegas, Nevada
(Address of principal executive offices)
89135
(Zip Code)
(702) 495-3000
Registrant’s telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2016
Class A Common Stock, $0.01 par value	41,448,530
Class B Common Stock, $0.00001 par value	74,426,594

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements

RED ROCK RESORTS, INC. CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total assets	$—	$—

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value per share, 1,000 shares authorized, none issued or outstanding	$—	$—
Total stockholders’ equity	$—	$—

The accompanying notes are an integral part of these condensed balance sheets.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED BALANCE SHEETS
(UNAUDITED)

1 .    Organization and Basis of Presentation

Organization

Red Rock Resorts, Inc. (“Red Rock Resorts,” or the “Company”) was formed as a Delaware corporation in September 2015 to manage and own a significant indirect equity interest in Station Casinos LLC (“Station LLC”). Station LLC, a Nevada limited liability company, is a gaming, development and management company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages a casino in Sonoma County, California and a casino in Allegan County, Michigan, both on behalf of Native American tribes. The Company holds its indirect equity interest in Station LLC through its ownership interest in Station Holdco LLC (“Station Holdco”), which holds all of the economic interests in Station LLC. The Company is a subchapter C corporation subject to both federal and state income taxes.

In May 2016, the Company completed its initial public offering (“IPO”) of Class A common stock, $0.01 par value per share (the “Class A Common Stock”), at an offering price of $19.50 per share. The Company received net proceeds from the IPO of approximately $541.0 million, which was primarily used to purchase both newly-issued and existing limited liability company interests in Station Holdco (“Holdco Units”). See Note 2 for additional detail.

In connection with the IPO and related reorganization transactions, the Company obtained a direct and indirect interest in approximately 36% of the equity in Station Holdco and 100% of the voting interest in Station LLC and was designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station LLC and following the completion of the IPO, the Company’s consolidated financial statements will primarily reflect the consolidation of Station LLC and its consolidated subsidiaries for all periods presented. The financial position and results of operations attributable to the Holdco Units not owned by the Company will be reported as noncontrolling interest.

Basis of Presentation

The Company’s condensed balance sheets were prepared in accordance with generally accepted accounting principles in the United States (GAAP). Separate statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows have not been prepared as the Company had not engaged in any business activities prior to the IPO.

2 .     Reorganization of Corporate Structure

In connection with the IPO and the reorganization of its corporate structure, the Company:

•
Amended and restated its certificate of incorporation (as amended and restated, the “Certificate of Incorporation”) to provide for Class A Common Stock and Class B Common Stock, par value of $0.00001 per share (the “Class B Common Stock”);

•
Amended and restated the limited liability company agreements of both Station LLC and Station Holdco to, among other things, designate the Company as the sole managing member of Station LLC and Station Holdco;

•	Issued for nominal consideration one share of Class B Common Stock to Holdco Unit holders for each Holdco Unit held for an aggregate issuance of 80,562,666 shares of Class B Common Stock;

•	Issued 29,511,828 shares of Class A Common Stock and received net proceeds of approximately $541.0 million;

•
Issued 10,137,209 shares of Class A Common Stock in connection with the merger of certain entities that own Holdco Units (the “Merging Blockers” and such transactions, the “Blocker Mergers”), of which 222,959 shares were withheld to pay withholding tax obligations of $4.1 million with respect to certain members of the Merging Blockers;

•
Pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan (the “Equity Incentive Plan”), issued 189,568 restricted shares of Class A Common Stock to certain of the Company’s executive officers, employees and members of its board of directors, and 1,832,884 restricted shares of Class A Common Stock to current and former employees of

RED ROCK RESORTS, INC.
NOTES TO CONDENSED BALANCE SHEETS (UNAUDITED) (Continued)

Station LLC in substitution for profit units issued by Station Holdco that were held by such current and former employees;

•
Purchased 6,136,072 Holdco Units from existing owners using approximately $112.5 million of the net proceeds from the IPO at a price of $18.33 per unit, which was the price paid by the underwriters for Class A Common Stock in the IPO, and retired an equal number of shares of Class B Common Stock;

•	Acquired newly-issued Holdco Units using approximately $424.4 million of the net proceeds from the IPO;

•
Entered into an exchange agreement (the “Exchange Agreement”) with the Holdco Unit holders pursuant to which they are entitled to exchange Holdco Units, together with an equal number of shares of Class B Common Stock, for shares of Class A Common Stock on a one-for-one basis or, at the Company’s election, for cash; and

•
Entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the Holdco Unit holders, as described in more detail below, that provides for the payment by the Company of 85% of the amount of benefits it realizes as a result of (i) increases in tax basis resulting from the Company’s purchase or exchange of Holdco Units and (ii) certain other tax benefits related to the Tax Receivable Agreement, including tax benefits attributable to payments that the Company is required to make under the Tax Receivable Agreement itself.

Acquisition of Fertitta Entertainment

In May 2016, Station LLC received $424.4 million of proceeds from the IPO, the majority of which was treated as a capital contribution from Station Holdco. Station LLC used such proceeds, along with $41.7 million in additional borrowings under its revolving credit facility, to acquire all of the outstanding membership interests of Fertitta Entertainment LLC (“Fertitta Entertainment” and, such transaction, the “Fertitta Entertainment Acquisition”) for $460.0 million in cash less $51.0 million paid by Station LLC in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, and less $1.3 million in liabilities of Fertitta Entertainment assumed by Station LLC.

Prior to the Fertitta Entertainment Acquisition, Station LLC had long-term management agreements with affiliates of Fertitta Entertainment to manage its properties. In connection with the Fertitta Entertainment Acquisition, the management agreements (other than with respect to the Wild Wild West property) were terminated and Station LLC entered into new employment agreements with its executive officers and other individuals who were employed by Fertitta Entertainment prior to the completion of the Fertitta Entertainment Acquisition.

Prior to the Fertitta Entertainment Acquisition, Station Holdco, Station LLC and Fertitta Entertainment were controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, who collectively held a majority of the voting and economic interests in these entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control and was accounted for at historical cost in a manner similar to a pooling of interests. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment did not have material assets other than its workforce and the management agreements with Station LLC and as a result, the majority of the $460 million purchase price was treated as a deemed distribution for accounting purposes, calculated as the difference between the purchase price and the historical cost of the net assets acquired.

Holdco Unit Purchases From Existing Owners

The Company’s $112.5 million purchase of Holdco Units from existing owners included $44.6 million paid to entities controlled by brothers Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, a member of the Company’s board of directors, and $55.7 million paid to German American Capital Corporation, one of Station Holdco’s significant owners prior to the IPO and an affiliate of of Deutsche Bank Securities Inc., an underwriter of the IPO and a lender under Station LLC’s $1.625 billion term loan facility and $350 million revolving credit facility.

Tax Receivable Agreement

The Company’s purchase from Holdco Unit holders of 6,136,072 Holdco Units increased the tax basis of the assets directly or indirectly held by Station Holdco. Any future exchanges of Holdco Units pursuant to the Exchange Agreement will also result in increases to the tax basis of these assets. These increases in tax basis will reduce the amount of tax that the Company would otherwise be required to pay, and may also decrease gains (or increase losses) on future dispositions of certain

RED ROCK RESORTS, INC.
NOTES TO CONDENSED BALANCE SHEETS (UNAUDITED) (Continued)

assets. The Company entered into the Tax Receivable Agreement with the existing Holdco Unit holders, which requires the Company to pay such holders 85% of the amount of tax benefits realized as a result of these tax basis increases, and of certain other tax benefits realized by the Company attributable to payments under the Tax Receivable Agreement itself. The Company will retain the remaining 15% of the tax benefits it realizes related to the initial and subsequent purchase of Holdco Units and payments under the Tax Receivable Agreement itself. The initial carrying amount of the Company’s liability under the Tax Receivable Agreement, which will be recorded upon completion of the IPO, is estimated to be approximately $45.0 million. Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises and interest on such payments will accrue at a rate of LIBOR plus 1.00% from the due date (without extensions) of such tax return. Late payments generally accrue interest at a rate of LIBOR plus 5.00%.

3 .    Stockholders’ Equity

On April 26, 2016, the Company amended and restated its Certificate of Incorporation to provide for two classes of authorized common stock. The Certificate of Incorporation authorizes 500,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock. Shares of Class A Common Stock have one vote per share and have economic rights. Shares of Class B Common Stock have no economic rights, but have voting rights. Shares of Class B Common Stock held by certain Holdco Unit holders prior to the IPO have ten votes per share. All other shares of Class B Common Stock have one vote per share. Affiliates of brothers Frank J. Fertitta III and Lorenzo J. Fertitta hold all of the Company’s issued and outstanding shares of Class B Common Stock that have ten votes per share. As a result, brothers Frank J. Fertitta III and Lorenzo J. Fertitta, together with their affiliates, control any action requiring the general approval of the Company’s stockholders, including the election of the board of directors, the adoption of amendments to the Certificate of Incorporation and bylaws and the approval of any merger or sale of substantially all of the Company’s assets.
Holdco Unit holders are entitled to exchange Holdco Units, together with an equal number of shares of Class B Common Stock, for shares of Class A Common Stock on a one-for-one basis or, at the Company’s election, for cash. Accordingly, as members of Station Holdco exchange Holdco Units, the voting power afforded to them by their shares of Class B Common Stock will be correspondingly reduced.

The Certificate of Incorporation also authorizes up to 100,000,000 shares of preferred stock, par value of $0.01 per share, none of which have been issued.

4 .    Share-based Compensation

The Company’s Equity Incentive Plan is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. Under the Equity Incentive Plan, 11,585,479 shares of the Company’s Class A Common Stock may be issued.
Concurrently with the IPO, the Company issued restricted shares of Class A Common Stock to the existing holders of profit units issued by Station Holdco in substitution for such profit units. At March 31, 2016, an aggregate of 10,039,007 Station Holdco profit units were outstanding. Pursuant to the terms of the Station Holdco Amended and Restated Profit Units Plan, an aggregate of 1,832,884 restricted shares of Class A Common Stock were issued in substitution of the outstanding Station Holdco profit units (based on the Company’s initial public offering price of $19.50 per share).
The Company also granted equity incentive awards under the Equity Incentive Plan to each of its executive officers (other than the Company’s Chairman and Chief Executive Officer) and certain other employees. These awards consisted of (i) options to acquire 1,687,205 shares of Class A Common Stock, at exercise prices ranging from $19.50 to $19.54; and (ii) 166,492 restricted shares of Class A Common Stock. The options will vest in four annual installments of 25%. The restricted shares generally will vest in installments of 50% in each of the third and fourth years following the grant date. In addition, the independent directors of the Company were granted 23,076 in total restricted shares of Class A Common Stock having a one year vesting period.

STATION HOLDCO LLC CONDENSED COMBINED BALANCE SHEETS (amounts in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,561	$116,426
Receivables, net	37,254	35,505
Inventories	8,802	10,329
Prepaid gaming tax	20,099	19,504
Prepaid expenses and other current assets	12,075	8,865
Assets held for sale	21,020	21,020
Current assets of discontinued operations	—	197
Total current assets	221,811	211,846
Property and equipment, net of accumulated depreciation of $495,073 and $478,874 at March 31, 2016 and December 31, 2015, respectively	2,140,737	2,140,660
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $73,231 and $68,648 at March 31, 2016 and December 31, 2015, respectively	145,414	149,997
Land held for development	163,700	163,700
Investments in joint ventures	11,371	13,991
Native American development costs	12,227	11,908
Related party note receivable	17,753	17,568
Other assets, net	27,669	26,765
Total assets	$2,936,358	$2,932,111
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$21,910	$24,258
Accrued interest payable	4,021	13,413
Other accrued liabilities	137,212	132,199
Current portion of long-term debt	55,136	88,937
Current liabilities of discontinued operations	—	113
Total current liabilities	218,279	258,920
Long-term debt, less current portion	2,065,228	2,066,260
Deficit investment in joint venture	2,218	2,255
Interest rate swap and other long-term liabilities	25,562	30,967
Total liabilities	2,311,287	2,358,402
Commitments and contingencies (Note 8)
Members’ equity:
Combined members’ equity	610,076	558,227
Accumulated other comprehensive loss	(5,533)	(5,303)
Total combined members’ equity	604,543	552,924
Noncontrolling interest	20,528	20,785
Total members’ equity	625,071	573,709
Total liabilities and members’ equity	$2,936,358	$2,932,111

The accompanying notes are an integral part of these condensed combined financial statements.

STATION HOLDCO LLC CONDENSED COMBINED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Casino	$239,771	$234,065
Food and beverage	66,620	65,226
Room	34,384	31,391
Other	17,182	17,180
Management fees	26,649	19,950
Gross revenues	384,606	367,812
Promotional allowances	(25,359)	(25,043)
Net revenues	359,247	342,769
Operating costs and expenses:
Casino	87,421	85,031
Food and beverage	42,524	41,380
Room	12,385	11,788
Other	5,722	6,132
Selling, general and administrative	75,090	78,349
Preopening	348	128
Depreciation and amortization	39,427	35,193
Write-downs and other charges, net	2,368	3,015
	265,285	261,016
Operating income	93,962	81,753
Earnings from joint ventures	612	410
Operating income and earnings from joint ventures	94,574	82,163
Other expense:
Interest expense, net	(35,068)	(36,462)
Change in fair value of derivative instruments	(3)	(3)
	(35,071)	(36,465)
Income from continuing operations	59,503	45,698
Discontinued operations	—	(132)
Net income	59,503	45,566
Less: net income attributable to noncontrolling interests	1,864	1,459
Net income attributable to Station Holdco LLC	$57,639	$44,107

The accompanying notes are an integral part of these condensed combined financial statements.

STATION HOLDCO LLC CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$59,503	$45,566
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(1,515)	(3,746)
Reclassification of unrealized loss into income	1,266	3,097
Unrealized loss on interest rate swaps, net	(249)	(649)
Unrealized gain (loss) on available-for-sale securities	19	(52)
Other comprehensive loss	(230)	(701)
Comprehensive income	59,273	44,865
Less: comprehensive income attributable to noncontrolling interests	1,864	1,459
Comprehensive income attributable to Station Holdco LLC	$57,409	$43,406

The accompanying notes are an integral part of these condensed combined financial statements.

STATION HOLDCO LLC CONDENSED COMBINED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$59,503	$45,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,427	35,193
Change in fair value of derivative instruments	3	3
Reclassification of unrealized loss on derivative instruments into income	1,266	3,097
Write-downs and other charges, net	824	2,576
Amortization of debt discount and debt issuance costs	4,731	4,703
Interest—paid in kind	1,142	1,041
Share-based compensation	620	3,007
Earnings from joint ventures	(612)	(410)
Distributions from joint ventures	160	601
Changes in assets and liabilities:
Receivables, net	(1,551)	(1,724)
Interest on related party note receivable	(185)	(186)
Inventories and prepaid expenses	(2,475)	(3,877)
Accounts payable	(1,862)	(4,707)
Accrued interest payable	(9,391)	(9,593)
Other accrued liabilities	4,219	4,367
Other, net	254	65
Net cash provided by operating activities	96,073	79,722
Cash flows from investing activities:
Capital expenditures, net of related payables	(31,301)	(23,709)
Proceeds from asset sales	—	4,964
Distributions in excess of earnings from joint ventures	—	249
Native American development costs	(386)	(760)
Other, net	(746)	(656)
Net cash used in investing activities	(32,433)	(19,912)

STATION HOLDCO LLC CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	10,000	20,000
Payments under credit agreements with original maturities greater than three months	(48,892)	(65,880)
Distributions to members and noncontrolling interests	(8,347)	(24,877)
Payment of debt issuance costs	—	(448)
Payments on derivative instruments with other-than-insignificant financing elements	(1,786)	(2,441)
Payment of note payable	(6,000)	—
Other, net	(2,677)	(997)
Net cash used in financing activities	(57,702)	(74,643)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	5,938	(14,833)
Balance, beginning of period	116,623	123,316
Balance, end of period	$122,561	$108,483
Supplemental cash flow disclosures:
Cash paid for interest	$39,088	$39,877
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$18,213	$12,472

The accompanying notes are an integral part of these condensed combined financial statements.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies

In May 2016, Red Rock Resorts, Inc. (“Red Rock Resorts”) completed an initial public offering (the “IPO”) and related reorganization transactions of Station Casinos LLC and its consolidated subsidiaries (“Station LLC”). Station LLC, a Nevada limited liability company, is a gaming, development and management company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages a casino in Sonoma County, California and a casino in Allegan County, Michigan, both on behalf of Native American tribes. Prior to the IPO and related reorganization transactions, all of the economic and voting interests in Station LLC were held by Station Holdco LLC (“Station Holdco”) and Station Voteco LLC (“Station Voteco”), respectively, and Station LLC operated under management agreements with Fertitta Entertainment LLC and its consolidated subsidiaries (“Fertitta Entertainment”). These condensed combined financial statements comprise the financial statements of Station Holdco, Station Voteco, Station LLC and Fertitta Entertainment (as combined, the “Company”) and are presented on a combined basis because the combined entities were under the common control of brothers Frank J. Fertitta III and Lorenzo J. Fertitta prior to the IPO, who collectively held more than 50% of these entities’ voting and economic interests. Frank J. Fertitta III is Red Rock Resorts’ Chairman and Chief Executive Officer and Lorenzo J. Fertitta is a member of Red Rock Resorts’ board of directors. All significant intercompany and intra-company transactions, including the effects of the management agreements, have been eliminated. The Company is the predecessor entity of Red Rock Resorts for accounting purposes.

Acquisition of Fertitta Entertainment and Reorganization

Fertitta Entertainment was formed in October 2009 to pursue the acquisition of or obtain management contracts for gaming and entertainment facilities domestically and internationally. Effective June 2011, certain wholly-owned subsidiaries of Fertitta Entertainment entered into 25-year management agreements with Station LLC and certain of its subsidiaries. All but one of Station LLC’s executive officers and certain other key personnel were employed by Fertitta Entertainment and provided services to Station LLC pursuant to the management agreements.

In May 2016, Station LLC acquired all of the outstanding membership interests in Fertitta Entertainment for $460.0 million in cash less $51.0 million paid by Station LLC in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, and less $1.3 million in liabilities of Fertitta Entertainment assumed by Station LLC (“the Fertitta Entertainment Acquisition”). The Fertitta Entertainment Acquisition was primarily funded through proceeds received by Station LLC in connection with the IPO. Station LLC funded the balance of the purchase price by incurring $41.7 million in additional borrowings under its revolving credit facility.

In connection with the IPO, Red Rock Resorts was designated as the sole managing member of Station Holdco and Station LLC, and Station Voteco transferred all of its voting interest in Station LLC to Red Rock Resorts. Station LLC terminated the management agreements (other than with respect to the Wild Wild West property) between Station LLC and Fertitta Entertainment and entered into new employment agreements with its executive officers and other individuals who were employed by Fertitta Entertainment and provided services to Station LLC through the management agreements prior to the completion of the Fertitta Entertainment Acquisition. As a result of the IPO and these reorganization transactions, Red Rock Resorts obtained all of the voting interests in Station LLC and an indirect interest in approximately 36% of the economic interests in Station LLC, and accordingly, controls and operates of all of the business and affairs of Station LLC.

The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control which was accounted for at historical cost in a manner similar to a pooling of interests. Prior to the completion of the Fertitta Entertainment Acquisition, Fertitta Entertainment sold certain net assets, including an aircraft and associated debt, to related parties. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment did not have material assets other than its workforce and the management agreements with Station LLC, and all debt of Fertitta Entertainment was repaid. As a result, the majority of the purchase price was treated as a deemed distribution for accounting purposes, calculated as the difference between the purchase price and the historical cost of the net assets acquired.

Basis of Presentation

The accompanying condensed combined financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed combined financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited combined financial statements and related notes for the year ended December 31, 2015 included in Red Rock Resorts’ prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b) (the “Prospectus”).

Use of Estimates

The preparation of condensed combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates incorporated into the Company’s condensed combined financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated reserve for self-insured claims, the estimated costs associated with the Company’s player rewards program and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.

Investments in Joint Ventures and Variable Interest Entities

The amounts shown in the accompanying condensed combined financial statements include the accounts of MPM Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity (“VIE”) of the Company. The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The assets of MPM reflected in the Company’s Condensed Combined Balance Sheets at March 31, 2016 and December 31, 2015 included intangible assets of $19.2 million and $21.7 million, respectively, and receivables of $3.7 million and $3.4 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company.

The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. Equity method investments at March 31, 2016 and December 31, 2015 included $3.3 million and $6.3 million, respectively, of investments in certain restaurants at the Company’s properties which are considered to be VIEs, of which the Company is not the primary beneficiary. In January 2016, one of these restaurants closed and the joint venture ended. The Company’s equity method investments are not, in the aggregate, material in relation to its financial position or results of operations.

Discontinued Operations

During the fourth quarter of 2014, the Company’s majority-owned consolidated subsidiary, Fertitta Interactive LLC (“Fertitta Interactive”), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Condensed Combined Statements of Income for the three months ended March 31, 2015, and the assets and liabilities of Fertitta Interactive are reported separately in the Condensed Combined Balance Sheet as of December 31, 2015. The Condensed Combined Statements of Cash Flows have not been adjusted for discontinued operations.

Related Party Note Receivable

Fertitta Entertainment has a non-recourse secured note receivable due April 30, 2019 from Fertitta Investment LLC (“FI”), the parent of FI Station Investor LLC, an entity controlled by brothers Frank J. Fertitta III and Lorenzo J. Fertitta. The principal balance of the note accrues interest at the rate of 4.99%. At March 31, 2016, the principal balance of the note was $14.9 million and unpaid interest was $2.9 million. This note receivable was not acquired in the Fertitta Entertainment Acquisition.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Income Taxes

Each of the combined entities are limited liability companies treated as partnerships for income tax purposes and as such, are pass-through entities that are not liable for income tax in the jurisdictions in which they operate. Accordingly, no provision for income taxes has been made in the condensed combined financial statements and the Company has no liability associated with uncertain tax positions.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the Company’s audited combined financial statements for the year ended December 31, 2015 included in the Prospectus.

Recently Issued and Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that simplifies certain aspects of the accounting for share-based payments, including income taxes, classification of awards as either equity or liabilities and classification within the statement of cash flows. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

In February 2016, the FASB issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

In September 2015, the FASB issued amended accounting guidance that simplifies the accounting for measurement-period adjustments in business combinations. The amended guidance requires an acquirer to record changes in depreciation, amortization, or other income effects, if any, as a result of changes to estimated amounts identified during the measurement period, in the reporting period in which the adjustments are identified, calculated as if the accounting had been completed at the acquisition date. The amended guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The Company adopted this guidance in the first quarter of 2016 and the adoption had no impact on its financial position or results of operations.

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Native American Development

Following is information about the Company’s Native American development activities.

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the "Development Agreement") and the Second Amended and Restated Management Agreement (the "Management Agreement"). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California. The Company purchased a 305-acre parcel of land located on U.S. Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.

As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission (“NIGC”).

Under the Development Agreement, the Company will receive a development fee of 4% of the costs of construction and the costs of development of the North Fork Project (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through March 31, 2016, the Company has paid approximately $27.3 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2016, the carrying amount of the advances was $12.2 million.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at March 31, 2016 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2016
Federally recognized as a tribe by the Bureau of Indian Affairs (“BIA”)	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The Compact was ratified by the California State Assembly and Senate in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The North Fork Project’s opponents contend that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact is not in effect. In March 2015, the Mono filed suit against the State (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact and the court ordered mediation. In February 2016, the mediation was conducted and the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and in April 2016, it was submitted to the Secretary of the Interior for the adoption of procedures consistent with the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. No assurances can be provided as to whether the Mono will be successful in obtaining Secretarial procedures to conduct Class III gaming on the North Fork Site.

Approval of gaming compact by DOI	The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register.
Record of decision regarding environmental impact published by BIA
In November 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. In December 2012, the Notice of Intent to take land into trust was published in the Federal Register.

BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust in February 2013.
Approval of management agreement by NIGC
In December 2015, the Mono submitted the Second Amended and Restated Management Agreement, and certain related documents, to the NICG. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s written request for such approval. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type
Current plans for the North Fork Project include Class II and Class III gaming, which requires that the Mono enters into a compact with the State or obtains Secretarial procedures to conduct Class III gaming on the North Fork Site and that the Management Agreement be approved by the NIGC.

Number of gaming devices allowed	The Compact permitted a maximum of 2,000 Class III slot machines at the facility. There is no limit on the number of Class II gaming devices that the Mono can offer.
Agreements with local authorities
The Mono has entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. In June 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act, and the Stand Up plaintiffs subsequently filed an amended Complaint for Declaratory and Injunctive Relief challenging the validity of the Compact and alleging that the North Fork Site should be taken out of trust because the purposes for which it was taken into trust are no longer valid. The parties’ motions for summary judgment, oppositions to motions for summary judgment and responses were all filed by April 2015. The parties are currently awaiting a hearing date for oral argument or a decision on the pleadings.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State and the Mono filed demurrers to plaintiffs’ complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs’ amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. Prior to the court’s issuing its Judgment of Dismissal, the Mono filed a Cross-Complaint against the State alleging that Proposition 48 was invalid and unenforceable to the extent that it purports to invalidate the legislative ratification of the Compact. The State and the plaintiffs filed demurrers seeking to dismiss the Cross-Complaint. In June 2014, the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint. The Mono timely filed their notice of appeal for dismissal of the Cross-Complaint and in June 2015, filed their opening appellate brief. In September 2015, plaintiffs and the State filed their responsive briefs and in November 2015 the Mono filed its reply brief. In May 2016, the parties voluntarily stipulated to the dismissal of the Mono’s appeal. The dismissal of the Mono’s appeal does not affect the plaintiffs’ appeal, which is still pending. The parties are currently awaiting a hearing date for oral arguments on plaintiffs’ appeal or a decision on the appellate briefs.
North Fork Rancheria of Mono Indians v. State of California. In March 2015, the Mono filed a complaint against the State alleging that the State violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The compliant sought a declaration that the State failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. The State filed its answer to the Mono’s complaint in May 2015. The Mono’s motion for judgment on the pleadings was filed in August 2015 and the State’s opposition and cross motion for judgment on the pleadings was filed in September 2015. The Mono’s reply and the State’s reply brief were filed in October 2015. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact within such period and on January 13, 2016 the district court filed its Order to Show Cause as to why the court should not order the parties to submit to mediation. On January 26, 2016, the court filed its order confirming the selection of a mediator and requiring the parties to submit their last, best offers for a compact to the mediator within ten days. On February 8, 2016, the mediation was conducted and on February 11, 2016, the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and on April 11, 2016, the selected compact was submitted to the Secretary of the Interior for the adoption of procedures consistent with the terms of the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. On March 18, 2016, the Picayune Rancheria of Chukchansi Indians filed a motion to intervene in the lawsuit. On April 4, 2016, the Mono filed a brief opposing the intervention, and the State filed its own opposition brief on April 18, 2016. On April 26, 2016, the court vacated the hearing scheduled for May 2, 2016 and took the matter under submission.

Picayune Rancheria of Chukchansi Indians v. Brown. On March 21, 2016, the Picayune Rancheria filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

doctrine when he concurred in the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence.

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in the next 36 to 48 months and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.

The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2016. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

3.    Long-term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at March 31, 2016 and December 31, 2015), net of unamortized discount and deferred issuance costs of $42.9 million and $45.6 million, respectively	$1,377,582	$1,423,026
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (5.50% and 6.00% at March 31, 2016 and December 31, 2015, respectively)	30,000	20,000
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $10.8 million and $11.3 million at March 31, 2016 and December 31, 2015, respectively	489,179	488,735
Restructured Land Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.93% and 3.92% at March 31, 2016 and December 31, 2015, respectively), net of unamortized discount of $1.0 million and $2.1 million, respectively	114,764	112,517
Other long-term debt, weighted-average interest of 4.47% and 4.46% at March 31, 2016 and December 31, 2015, respectively, net of unamortized deferred issuance costs of $0.4 million at March 31, 2016 and December 31, 2015, maturity dates ranging from 2016 to 2027	108,839	110,919
Total long-term debt	2,120,364	2,155,197
Current portion of long-term debt	(55,136)	(88,937)
Total long-term debt, net	$2,065,228	$2,066,260

The current portion of long-term debt at March 31, 2016 and December 31, 2015 excluded amounts outstanding under the $105 million restructured land loan due June 16, 2016 (the “Restructured Land Loan”). In June 2016, the Company’s wholly owned subsidiary, CV Propco LLC (“CV Propco”), notified the lenders of its request to exercise its option to extend the maturity date of the Restructured Land Loan from June 17, 2016 to June 17, 2017. In connection with the extension of the maturity date, the Company will pay interest accruing during the extension period in cash. The current portion of long-term debt at December 31, 2015 included a $43.7 million mandatory excess cash flow payment on the $1.625 billion term loan facility (the “Term Loan Facility”) which was paid during the first quarter of 2016.
The credit agreement governing Station LLC’s Term Loan Facility and the $350 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility") contains a number of customary covenants, including requirements that Station LLC maintain a maximum total leverage ratio ranging from 5.75 to 1.00 at

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2016 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At March 31, 2016, Station LLC’s total leverage ratio was 4.14 to 1.00 and its interest coverage ratio was 4.23 to 1.00, both as defined in the credit agreement, and the Company believes Station LLC was in compliance with all applicable covenants.
The Fertitta Entertainment term loan and revolving credit facility, which is included in Other long-term debt, was fully repaid as part of the Fertitta Entertainment Acquisition and reorganization of the Company’s corporate structure.
At March 31, 2016, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $286.8 million, which is net of $30.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. In connection with the Fertitta Entertainment Acquisition, Station LLC borrowed $41.7 million under the Revolving Credit Facility.
Refinancing Transaction
In June 2016, Station LLC entered into a new credit agreement (the “New Credit Facility”) consisting of a term loan A facility with an outstanding principal amount of $225 million (the “Term A Facility”), a term loan B facility with an outstanding principal amount of $1.5 billion (the “Term B Facility”) and a revolving credit facility with $685 million of borrowing availability. The revolving credit facility was undrawn as of the closing date of the New Credit Facility. The Company’s obligations under the Term A Facility and the revolving credit facility will mature on June 8, 2021. The Company’s obligations under the Term B Facility will mature on June 8, 2023. The Company will be required to make quarterly principal payments in an amount equal to $2,812,500 on the Term A Facility and $3,750,000 on the Term B Facility, in each case on the last day of each fiscal quarter beginning on September 30, 2016. In addition, the Company will be required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility. The proceeds of debt incurred under the New Credit Facility were applied to repay all amounts outstanding under the Credit Facility, which was terminated. Such transactions are referred to herein as the “Refinancing Transaction.”

The Term A Facility and debt incurred under the revolving credit facility will bear interest at a rate per annum equal, at the Company’s option, to either (i) LIBOR plus an amount ranging from 1.75% to 2.75%, or (ii) an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on the Company’s consolidated total leverage ratio.  The Term B Facility will bear interest at a rate per annum equal, at the Company’s option, to either (i) LIBOR plus 3.00%, or (ii) an alternate base rate plus 2.00%. The initial margin applicable to the Term A Facility and revolving credit facility for LIBOR loans and alternate base rate loans is expected to be 2.50% and 1.50%, respectively.

Borrowings under the New Credit Facility are guaranteed by all of the Company’s existing and future material restricted subsidiaries and are secured by pledges of all of the equity interests in the Company and its material restricted subsidiaries, a security interest in substantially all of the personal property of the Company and the subsidiary guarantors, and mortgages on the real property and improvements owned or leased by certain of the Company’s subsidiaries.

The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the subsidiary guarantors to incur debt; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.

The New Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the New Credit Facility and measured as of the end of each fiscal quarter, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning with the fiscal quarter ending September 30, 2016 and ending with the fiscal quarter ending June 30, 2017, 6.25 to 1.00 for the period beginning with the fiscal quarter ending September 30, 2017 and ending with the fiscal quarter ending September 30, 2018, 5.75 to 1.00 for the period beginning with the fiscal quarter ending December 31, 2018 and ending with the fiscal quarter ending March 31, 2019, 5.50 to 1.00 for the period beginning with the fiscal quarter ending June 30, 2019 and ending with the fiscal quarter ending December 31, 2019 and 5.25 to 1.00 thereafter. The Company will also be required to maintain an interest coverage ratio in an amount not less than 2.50 to 1.00 measured on the last day of each fiscal quarter beginning with the quarter ending September 30, 2016. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A Facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

4.    Derivative Instruments

The Company’s objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy, which involves the receipt of variable–rate payments in exchange for fixed–rate payments without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.

At March 31, 2016, the Company’s interest rate swap effectively converted $916.8 million of the Company’s variable interest rate debt to a fixed rate of approximately 5.02%. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 1.77% and receives a variable rate based on one-month LIBOR (subject to a minimum of 1.00%).

The Company carries its interest rate swap on the Condensed Combined Balance Sheets at fair value. At March 31, 2016 and December 31, 2015, the fair value of the Company’s interest rate swap, exclusive of any accrued interest, was a liability of $8.1 million and $8.3 million, respectively, which was included in Interest rate swap and other long-term liabilities on the Condensed Combined Balance Sheets.

The Company defers the gain or loss on the effective portion of the change in fair value of its interest rate swaps as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive loss are reclassified as an adjustment to interest expense. Approximately $4.9 million of deferred losses from the Company’s interest rate swap is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months. The Company recognizes the gain or loss on any ineffective portion of the change in fair value of its interest rate swaps in the period in which the change occurs as a component of change in fair value of derivative instruments in the Condensed Combined Statements of Income.

Information about losses on derivative financial instruments held by the Company and their location within the combined financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(1,515)	$(3,746)	Interest expense, net	$(1,266)	$(3,097)	Change in fair value of derivative instruments	$(3)	$(3)

During the three months ended March 31, 2015, losses reclassified from accumulated other comprehensive loss into interest expense, net included deferred losses on discontinued cash flow hedging relationships that were being amortized as an increase to interest expense because the previously hedged interest payments continued to occur. These deferred losses became fully amortized in June 2015.

At March 31, 2016, the Company had not posted any collateral related to its interest rate swap agreement; however, the Company’s obligation under the interest rate swap agreement is subject to the security and guarantee arrangements applicable to the credit agreement governing the Credit Facility. The interest rate swap agreement contains a cross-default provision under which the Company could be declared in default on its obligation under such agreement if certain conditions of default exist on the Credit Facility. At March 31, 2016, the termination value of the Company’s interest rate swap, including accrued interest, was a net liability of $8.7 million. Had the Company been in breach of the provisions of the interest rate swap agreement, it could have been required to pay the termination value to settle the obligation.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In June 2016, the Company paid $7.3 million to terminate the existing interest rate swap agreement. The Company expects to enter into a new interest rate swap agreement in connection with the Refinancing Transaction.

5.    Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$104	$104	$—	$—
Liabilities
Interest rate swap	$8,067	$—	$8,067	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$85	$85	$—	$—
Liabilities
Interest rate swaps	$8,334	$—	$8,334	$—
____________________________________
(a) Available-for-sale securities are included in Other assets, net in the accompanying Condensed Combined Balance Sheets.

The fair value of the Company's interest rate swap was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2016	December 31, 2015
Aggregate fair value	$2,179	$2,177
Aggregate carrying amount	2,120	2,155

The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Members’ Equity

Changes in Members’ Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the three months ended March 31, 2016 were as follows (amounts in thousands):

	Combined Members’ Equity	Accumulated Other Comprehensive Loss	Total Combined Members’ Equity	Noncontrolling Interest	Total Members’ Equity
Balances, December 31, 2015	$558,227	$(5,303)	$552,924	$20,785	$573,709
Unrealized loss on interest rate swap, net	—	(249)	(249)	—	(249)
Unrealized gain on available-for-sale securities	—	19	19	—	19
Share-based compensation	436	—	436	—	436
Net income	57,639	—	57,639	1,864	59,503
Distributions	(6,226)	—	(6,226)	(2,121)	(8,347)
Balances, March 31, 2016	$610,076	$(5,533)	$604,543	$20,528	$625,071

At March 31, 2016, noncontrolling interest represented a 50% ownership interest in MPM and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase membership interests in CV Propco and NP Tropicana LLC.

Subsequent to March 31, 2016, Station Holdco paid distributions to its equityholders of $43.7 million, which included tax distributions of $12.8 million, and Fertitta Entertainment paid $10.5 million in distributions to its equityholders.

In May 2016, Station LLC received $424.4 million of proceeds from the IPO, the majority of which was treated as a capital contribution from Station Holdco. Station LLC used such proceeds, along with $41.7 million in additional borrowings under the Revolving Credit Facility, to fund the Fertitta Entertainment Acquisition and pay certain costs and expenses associated with the transactions. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment did not have material assets other than its workforce and the management agreements with Station LLC and as a result, the majority of the $460.0 million purchase price was treated as a deemed distribution for accounting purposes, calculated as the difference between the purchase price and the historical cost of the net assets acquired.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized Loss on Interest Rate Swaps	Unrealized Loss on Available-for-sale Securities	Total
Balances, December 31, 2015	$(5,279)	$(24)	$(5,303)
Unrealized loss on interest rate swap	(1,515)	—	(1,515)
Reclassification of unrealized loss on interest rate swap into income	1,266	—	1,266
Unrealized gain on available-for-sale securities	—	19	19
Balances, March 31, 2016	$(5,528)	$(5)	$(5,533)

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Write-downs and Other Charges, Net

Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Loss on disposal of assets, net	$718	$2,038
Transaction-related costs	1,268	—
Severance expense	330	269
Other, net	52	708
	$2,368	$3,015

Transaction-related costs included costs related to the Fertitta Entertainment Acquisition as well as IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO. At March 31, 2016, capitalized deferred offering costs directly related to the registration statement on Form S-1 for the IPO were $3.2 million, which was included in Other assets, net on the Condensed Combined Balance Sheet.

For the three months ended March 31, 2015, Loss on disposal of assets, net included write-offs of investments in two joint ventures and Other, net included canceled debt offering costs.

8.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

9.    Segments

The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as individual operating segments. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company utilizes Adjusted EBITDA as the primary measure of each of its properties’ performance. The Company’s segment information and a reconciliation of Adjusted EBITDA to income from continuing operations is presented below:

	Three Months Ended March 31,
	2016	2015
Net revenues
Las Vegas operations	$331,458	$321,499
Native American management	26,487	19,786
Reportable segment net revenues	357,945	341,285
Corporate and other	1,302	1,484
Net revenues	$359,247	$342,769

Adjusted EBITDA (a)
Las Vegas operations	$119,010	$111,249
Native American management	20,432	14,403
Reportable segment Adjusted EBITDA	139,442	125,652
Corporate and other	(6,226)	(5,810)
Adjusted EBITDA	133,216	119,842

Other operating (expense) income
Preopening	(348)	(128)
Depreciation and amortization	(39,427)	(35,193)
Share-based compensation	(620)	(3,007)
Write-downs and other charges, net	(2,368)	(3,015)
Adjusted EBITDA attributable to MPM noncontrolling interest	4,121	3,664
Operating income and earnings from joint ventures	94,574	82,163
Other expense
Interest expense, net	(35,068)	(36,462)
Change in fair value of derivative instruments	(3)	(3)
Income from continuing operations	$59,503	$45,698

____________________________________

(a)
Adjusted EBITDA includes income from continuing operations plus interest expense, net, depreciation and amortization, preopening, share-based compensation, write-downs and other charges, net, and change in fair value of derivative instruments, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

STATION HOLDCO LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Subsequent Event

    In May 2016, Station LLC entered into a definitive agreement to acquire the outstanding partnership interests of FP Holdings, L.P. (“FP Holdings”) and limited liability company interests of certain related entities (collectively, the “Purchased Companies”) which own and operate Palms Casino Resort in Las Vegas, Nevada. Under the terms and subject to the conditions of the purchase agreement, Station LLC will acquire the Purchased Companies for cash consideration of $312.5 million, subject to a working capital adjustment and subject to increase in the amount of FP Holdings’ cash on hand at the closing of the transaction and decrease for indebtedness and certain other liabilities outstanding at closing and expenses incurred by FP Holdings in connection with the transaction. Station LLC expects to fund the acquisition of the Purchased Companies by incurring additional debt. The transaction is expected to close during the third quarter of 2016, subject to the satisfaction of customary closing conditions, including the receipt of all required gaming approvals and the expiration of the waiting period under the Hart-Scott-Rodino Act.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed balance sheets and related notes of Red Rock Resorts, Inc. as of March 31, 2016 and December 31, 2015 (the “Condensed Balance Sheets”), the condensed combined financial statements and related notes of Station Holdco LLC (the "Condensed Combined Financial Statements") included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited combined financial statements and related notes of Station Holdco LLC for the year ended December 31, 2015 included in our prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Prospectus”). The terms “we” and “our” as used herein refer to Red Rock Resorts, Inc. and Station Holdco LLC (“Station Holdco”), its predecessor for accounting purposes.

Overview

We manage and own a a significant indirect equity interest in Station Casinos LLC (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. Station LLC currently owns and operates nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California and Gun Lake Casino (‘‘Gun Lake’’) in Allegan County, Michigan, both on behalf of Native American tribes.

Our principal source of revenue and operating income is gaming, primarily slot revenue, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Our operating results are greatly dependent on the level of casino revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play, which represents approximately 80% to 85% of our casino revenue. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was third among all states in percentage growth of population from June 2014 to July 2015. In addition, based on preliminary data for March 2016 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.9% year-over-year increase in employment, resulting in an unemployment rate of 6.0% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 33 consecutive months of year-over-year increases in taxable retail sales from July 2013 to March 2016. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 86% at March 2016 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.

Notwithstanding recent improvements in employment, taxable sales and home prices, the Las Vegas economy has not fully recovered from the impacts of the economic downturn; however, we believe the recent stabilization of the Las Vegas economy, positive trends in many of the key economic indicators and future projects and infrastructure investments provide a foundation for future growth in our business. Although we experienced improved operating results over the past few years due, in part, to more favorable local economic conditions and reduced gasoline prices, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
Presentation
In May 2016, we completed an initial public offering (“IPO”) and related reorganization transactions. Prior to the IPO and related reorganization transactions, all of the economic and voting interests in Station LLC were held by Station Holdco and Station Voteco LLC (“Station Voteco”), respectively, and Station LLC operated under management agreements with Fertitta Entertainment LLC and its consolidated subsidiaries (“Fertitta Entertainment”). Our Condensed Combined Financial Statements include the financial statements of Station Holdco, Station Voteco, Station LLC and Fertitta Entertainment and are

presented on a combined basis because these entities were under the common control of brothers Frank J. Fertitta III, our Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, a member of our board of directors.
Acquisition of Fertitta Entertainment
In May 2016, Station LLC acquired all of the outstanding membership interests of Fertitta Entertainment (the "Fertitta Entertainment Acquisition") for $460.0 million in cash less $51.0 million paid by Station LLC in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, and less $1.3 million in Fertitta Entertainment’s liabilities assumed by Station LLC. The Fertitta Entertainment Acquisition was primarily funded through proceeds we received in connection with our IPO. The balance of the purchase price was funded by incurring $41.7 million in additional borrowings under Station LLC’s $350.0 million Revolving Credit Facility (the “Revolving Credit Facility”). As a result of the IPO and related reorganization transactions, we hold all of Station LLC’s voting interests and indirectly hold approximately 36% of Station LLC’s economic interests. In connection with the Fertitta Entertainment Acquisition and IPO, Station LLC terminated its management agreements (other than with respect to the Wild Wild West property) with Fertitta Entertainment and amended and restated its operating agreement to, among other things, remove the board of managers and designate us as its sole managing member.

Because Station Holdco, Station LLC and Fertitta Entertainment were under common control, the acquisition was accounted for at historical cost in a manner similar to a pooling of interests. Fertitta Entertainment did not have material assets other than its workforce and the management agreements with Station LLC and as a result, the majority of the purchase price was treated as a deemed distribution for accounting purposes, calculated as the difference between the purchase price and the historical cost of the net assets acquired.

In connection with the Fertitta Entertainment Acquisition, we entered into new employment agreements with our executive officers and other individuals who were employed by Fertitta Entertainment and provided us services through the management agreements prior to the completion of the Fertitta Entertainment Acquisition.

Subsequent Event

In addition to the reorganization transactions that took place in May 2016 related to the IPO and Fertitta Entertainment Acquisition, in May 2016, we entered into an agreement to acquire Palms Casino Resort in Las Vegas, Nevada for cash consideration of $312.5 million, subject to certain purchase price adjustments, as described in Note 10 to the Condensed Combined Financial Statements, and in June 2016, we refinanced our credit facility, as described in Note 3 to the Condensed Combined Financial Statements.

Our Key Performance Indicators
We use certain key indicators to measure our performance.

Gaming revenue measures:

•
Slot handle and table game drop are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table game drop boxes.

•	Win represents the amount of wagers retained by us and recorded as casino revenue.

•	Hold represents win as a percentage of slot handle or table game drop.

As our customers are primarily Las Vegas residents, our hold percentages are generally consistent from period to period. Fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.

Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.

Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations

Information about our results of continuing operations is presented below (dollars in thousands):

	Three Months Ended March 31,		Percent change
	2016	2015
Net revenues	$359,247	$342,769	4.8%
Operating income	93,962	81,753	14.9%

Casino revenues	239,771	234,065	2.4%
Casino expenses	87,421	85,031	2.8%
Margin	63.5%	63.7%

Food and beverage revenues	66,620	65,226	2.1%
Food and beverage expenses	42,524	41,380	2.8%
Margin	36.2%	36.6%

Room revenues	34,384	31,391	9.5%
Room expenses	12,385	11,788	5.1%
Margin	64.0%	62.4%

Other revenues	17,182	17,180	—%
Other expenses	5,722	6,132	(6.7)%

Management fee revenue	26,649	19,950	33.6%

Selling, general and administrative expenses	75,090	78,349	(4.2)%
Percent of net revenues	20.9%	22.9%

Depreciation and amortization	39,427	35,193	12.0%
Write-downs and other charges, net	2,368	3,015	n/m
Interest expense, net	35,068	36,462	(3.8)%
______________________________
n/m = Not meaningful

We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled "Management Fee Revenue" below and the results of operations of our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended March 31, 2016 increased by 4.8% as compared to the prior year period primarily reflecting increases in casino, room and management fee revenue, all of which are discussed below.

Operating Income. Operating income increased by 14.9% to $94.0 million for the three months ended March 31, 2016 as compared to $81.8 million for the three months ended March 31, 2015. Components of operating income for the three month comparative period are discussed below.

Casino.  Casino revenues increased by 2.4% for the three months ended March 31, 2016 as compared to the prior year period due to higher slot and table games revenue. The increase in slot revenue was primarily attributable to a 3.9% increase in slot handle. The increase in table games revenue was attributable to a 9.8% increase in drop. For the three months ended March 31, 2016, casino expenses increased by 2.8% as compared to the prior year period, commensurate with the increase in revenues.

Food and Beverage.  For the three months ended March 31, 2016, food and beverage revenue increased by 2.1% as compared to the prior year period primarily due to a 6.8% increase in the average guest check which we attribute to the opening of new restaurants at our properties. Food and beverage expenses increased by 2.8% for the three months ended March 31, 2016 as compared to the prior year period primarily due to higher payroll and related costs in connection with the new restaurants.

Room. Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2016	2015
Occupancy	93.5%	92.9%
Average daily rate	$90.05	$83.08
Revenue per available room	$84.22	$77.25

     For the three months ended March 31, 2016, room revenues increased by 9.5% primarily due to an increase of 8.4% in ADR as compared to the prior year period. Room expenses increased by 5.1% for the three months ended March 31, 2016 as compared to the prior year period as a result of the increased revenues.

Other.  Other revenues primarily represent revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues remained flat for the three months ended March 31, 2016 as compared to the prior year period. Other expenses decreased by $0.4 million for the three months ended March 31, 2016 as compared to the prior year period, mainly due to lower cost of sales including the impact of lower fuel prices at our Wild Wild West truck plaza.

Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three months ended March 31, 2016, management fee revenue increased to $26.6 million as compared to $20.0 million for the prior year period, due to improved results from both Graton Resort and Gun Lake. This improvement was related to increased casino revenues due to higher slot handle, as well as lower interest costs as a result of debt refinancings at Graton Resort.

Management fee revenue also includes reimbursable costs, which represent amounts received or due under our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Reimbursable cost revenues for the three months ended March 31, 2016 and 2015 were $1.9 million and $1.7 million, respectively.

Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2016, SG&A expenses decreased by $3.3 million or 4.2% as compared to the prior year period, mainly due to lower payroll and related expense, lower share-based compensation expense and increased energy efficiency.

Depreciation and Amortization.  For the three months ended March 31, 2016, depreciation and amortization expense increased to $39.4 million as compared to $35.2 million for the prior year period primarily due to accelerated depreciation related to remodeling projects.

Write-downs and Other Charges, net. Write-downs and other charges, net includes losses on asset disposals, severance expense and non-routine transactions. For the three months ended March 31, 2016, write-downs and other charges, net, totaled $2.4 million. Included in this amount was $1.3 million in transaction costs related to the Fertitta Entertainment Acquisition as well as IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO. For the three months ended March 31, 2015, write-downs and other charges, net, totaled $3.0 million, primarily representing the write-off of canceled debt offering costs and investments in two joint ventures, as well as losses on fixed asset disposals.

Interest Expense, net.  Interest expense, net for the three months ended March 31, 2016 decreased to $35.1 million as compared to $36.5 million for the prior year period. The decrease in interest expense, net for the three months ended March 31, 2016 as compared to the prior year period was primarily due to a decrease in interest expense on our interest rate swaps. In July 2015, one of our interest rate swaps matured and certain deferred losses that were being reclassified from accumulated other comprehensive loss into interest expense became fully amortized. For the three months ended March 31, 2016, interest expense on our interest rate swap was $1.3 million as compared to $3.1 million for the prior year period. In addition, interest expense on Station LLC’s $1.625 billion term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”) decreased by approximately $0.6 million for the three months ended March 31, 2016 as compared to the prior year period as a result of principal reductions. These decreases were partially offset by a $0.6 million increase in interest expense on Fertitta Entertainment’s indebtedness.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests mainly represents the portion of net income of MPM that is not attributable to the Company.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2016 and 2015 for our two reportable segments and a reconciliation of Adjusted EBITDA to income from continuing operations is presented below (in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA
Las Vegas operations	$119,010	$111,249
Native American management	20,432	14,403
Reportable segment Adjusted EBITDA	139,442	125,652
Corporate and other	(6,226)	(5,810)
Adjusted EBITDA	133,216	119,842

Other operating (expense) income
Preopening	(348)	(128)
Depreciation and amortization	(39,427)	(35,193)
Share-based compensation	(620)	(3,007)
Write-downs and other charges, net	(2,368)	(3,015)
Adjusted EBITDA attributable to MPM noncontrolling interest	4,121	3,664
Operating income and earnings from joint ventures	94,574	82,163
Other expense
Interest expense, net	(35,068)	(36,462)
Change in fair value of derivative instruments	(3)	(3)
Income from continuing operations	$59,503	$45,698

The increase in Adjusted EBITDA for the three months ended March 31, 2016 as compared to the prior year period is due to the factors described above.

Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations, non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes income from continuing operations plus interest expense, net, depreciation and amortization, preopening, share-based compensation, write-downs and other charges, net, and change in fair value of derivative instruments, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM. To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDA. Further, Adjusted EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to this measure may calculate EBITDA or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Risk Factors included in the Prospectus.

In May 2016, we completed our IPO of Class A common stock, $0.01 par value per share (the “Class A Common Stock”), at an offering price of $19.50 per share. We received net proceeds from the IPO of approximately $541.0 million, of which we used $112.5 million to purchase limited liability company interests in Station Holdco from certain existing owners prior to the IPO and $4.1 million to pay withholding tax obligations. In addition, we used proceeds from the IPO to pay certain transaction costs and expenses. We used the remaining net proceeds, along with $41.7 million in additional borrowings under our Revolving Credit Facility, to fund the purchase of Fertitta Entertainment. After payment of Fertitta Entertainment’s $51.0 million in outstanding indebtedness, we paid $407.8 million to the equityholders of Fertitta Entertainment.

At March 31, 2016, we had $122.6 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At March 31, 2016, our borrowing availability under our Revolving Credit Facility, subject to continued compliance with the terms of our Credit Facility, was $286.8 million, which is net of $30.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. As discussed above, in April 2016 we borrowed $41.7 million under the Revolving Credit Facility to fund a portion of the Fertitta Entertainment purchase price. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x. Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing the 7.50% Senior Notes due 2021 (the “7.50% Senior Notes”), including pro forma compliance with the financial covenants contained in the Credit Facility, and compliance with the covenants contained in the Credit Facility and the indenture limiting Station LLC’s ability to incur additional indebtedness.

In June 2016, we entered into a new credit agreement consisting of a term loan A facility with an outstanding principal amount of $225 million, a term loan B facility with an outstanding principal amount of $1.5 billion and a revolving credit facility with $685 million of borrowing availability (collectively, the “New Credit Facility”). The proceeds of debt incurred under the New Credit Facility were applied to repay all amounts outstanding under the Credit Facility, which was terminated. See Note 3 to the Condensed Combined Financial Statements for additional information.

Excluding the transactions described above related to the Fertitta Entertainment Acquisition and the IPO, we anticipate our uses of cash for the remainder of 2016 to include (i) principal and interest payments on our indebtedness totaling approximately $45.1 million and $84.3 million, respectively, (ii) approximately $90 million to $110 million for capital expenditures, and (iii) distributions to the noncontrolling interest holders of Station Holdco and dividends to our Class A Common Stockholders. We expect to finance the purchase of Palms Casino Resort by incurring additional debt.

We believe that cash flows from operations, available borrowings under our New Credit Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our new revolving credit facility and the issuance of new debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, many of which are outside of our control, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

A summary of our cash flow information is presented below (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in):
Operating activities	$96,073	$79,722
Investing activities	(32,433)	(19,912)
Financing activities	(57,702)	(74,643)

Cash Flows from Operations

Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the three months ended March 31, 2016, cash provided by operating activities increased to $96.1 million as compared to $79.7 million for the prior year period, primarily due to improved operating results at our properties and our Native American managed properties as described under Results of Operations above.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 and 2015, we paid $31.3 million and $23.7 million, respectively, for capital expenditures, consisting primarily of various renovation projects at our properties, and we paid $0.4 million and $0.8 million, respectively, in reimbursable advances for the North Fork project. In addition, during the three months ended March 31, 2015, we received $5.0 million in proceeds from asset sales, primarily land in Las Vegas that was previously held for development.

Cash Flows from Financing Activities

During the three months ended March 31, 2016 and 2015, we paid $49.7 million and $66.6 million, respectively, in principal payments on our indebtedness, which included mandatory excess cash flow payments of $43.7 million and $61.0 million, respectively. During the same periods, we paid $6.2 million and $23.1 million, respectively, in distributions to our members and MPM paid $2.1 million and $1.8 million, respectively, in distributions to noncontrolling interest holders. In addition, during the three months ended March 31, 2016, we paid $6.0 million to the noncontrolling interest holders of MPM in settlement of a note payable.

Restrictive Covenants

During the three months ended March 31, 2016, there were no changes in the covenants included in the credit agreement governing Station LLC’s Credit Facility or the indenture governing Station LLC’s 7.50% Senior Notes. A description of these covenants is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources included in the Prospectus. We believe that as of March 31, 2016, Station LLC was in compliance with the covenants contained in the credit agreement governing Station LLC’s Credit Facility (the “Credit Agreement”) and the indenture governing Station LLC’s 7.50% Senior Notes. See Note 3 to the Condensed Combined Financial Statements for information about the financial ratio covenants in the Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the interest rate swap described in Note 4 to the Condensed Combined Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2016, Station LLC had outstanding letters of credit and similar obligations totaling $33.2 million.

Contractual Obligations

Other than our obligations under the tax receivable agreement, which is described in Note 2 to the Condensed Balance Sheets, employment agreements with our executive officers in connection with the Fertitta Entertainment Acquisition, and the impact of the Refinancing Transaction, there have been no material changes to the contractual obligations previously reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations included in the Prospectus.

Native American Development

We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing and operating a gaming and entertainment facility to be located on U.S. Highway 99 north of the city of Madera, California. See Note 2 to the Condensed Combined Financial Statements for information about this project.

Regulation and Taxes

We are subject to extensive regulation by Nevada gaming authorities as well as the National Indian Gaming Commission, the California Gambling Control Commission, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission. In addition, we will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent regular legislative session ended on June 1, 2015. There were no specific proposals to increase taxes on gaming revenue during the most recent legislative session, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada Legislature in the future.

Description of Certain Indebtedness

A description of our indebtedness is included in Note 10 to the audited combined financial statements for the year ended December 31, 2015 of Station Holdco LLC included within the Prospectus. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2016.

Derivative and Hedging Activities

A description of our derivative and hedging activities is included in Note 4 to the Condensed Combined Financial Statements.

Critical Accounting Policies and Estimates

A description of our critical accounting policies and estimates is included within Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices and Estimates in the Prospectus. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “may”, “might”, “could”, “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to consummate the acquisition of Palms Casino Resort and the timing of the consummation of such transaction; our ability to integrate the operations of Palms Casino Resort and realize cost savings and other synergies related to the acquisition; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
 The following unaudited pro forma condensed combined financial information gives pro forma effect to the initial public offering of Red Rock Resorts, Inc. (the “IPO”), the related reorganization transactions and the acquisition of Fertitta Entertainment LLC (“Fertitta Entertainment”) as described in Note 2 to the Condensed Balance Sheets of Red Rock Resorts, Inc. (collectively, the “IPO and Reorganization Transactions”), including the effect of the transfer of certain assets and liabilities and repayment of certain liabilities of Fertitta Entertainment not included in the Fertitta Entertainment Acquisition, as if such transactions occurred on January 1, 2016 in the case of the condensed combined statement of income for the three months ended March 31, 2016, and on March 31, 2016, in the case of the condensed combined balance sheet, and are based on available information and certain assumptions we believe are reasonable, but are subject to change. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statement of income.
The unaudited pro forma condensed combined financial information should be read in conjunction with the Condensed Balance Sheets of Red Rock Resorts, Inc. (“Red Rock Resorts”), the Condensed Combined Financial Statements of Station Holdco LLC (“Station Holdco”), and related notes included elsewhere in this Quarterly Report on Form 10-Q. We derived the unaudited pro forma condensed combined financial information set forth below through the application of pro forma adjustments to the historical combined financial statements of Station Holdco.
We have historically operated our business through Station Casinos LLC (“Station LLC”) under management agreements with Fertitta Entertainment. In May 2016, Station LLC purchased all of the outstanding membership interests of Fertitta Entertainment for aggregate cash consideration of $460 million (the "Fertitta Entertainment Acquisition"). Because Station Holdco and Fertitta Entertainment were under common control, the purchase constituted an acquisition of an entity under common control for accounting purposes. The acquisition resulted in a change in reporting entity requiring retrospective combination of the entities' consolidated financial statements as if the combination had been in effect since the inception of common control. Our predecessor entity for accounting purposes is Station Holdco.
The unaudited pro forma condensed combined financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position that would have occurred had we operated as a public company during the periods presented. The unaudited pro forma condensed combined financial information does not purport to be indicative of our results of operations or financial position had the IPO and Reorganization Transactions occurred on the dates assumed. The unaudited pro forma condensed combined financial information also does not project our results of operations or financial position for any future period or date.
 The pro forma adjustments principally give effect to:

•	the issuance of 80,562,666 shares of Class B Common Stock to our existing owners;

•	the issuance of 29,511,828 shares of Class A Common Stock in connection with the IPO;

•
the issuance of 10,137,209 shares of Class A Common Stock in connection with the merger of certain entities that own limited liability company interests in Station Holdco (the “Merging Blockers” and such transactions, the “Blocker Mergers”);

•
the issuance of an aggregate of 1,832,884 restricted shares of Class A Common Stock pursuant to the terms of the Red Rock Resorts, Inc. 2016 Equity Incentive Plan in substitution for an aggregate of 10,039,007 profit units of Station LLC held by individuals who are our employees or former employees;

•	the settlement of all existing outstanding profit units of Fertitta Entertainment;

•	the incurrence of $41.7 million of borrowings and the application of a portion of the proceeds from the IPO to pay the purchase price in the Fertitta Entertainment Acquisition;

•	the transfer of certain net assets by Fertitta Entertainment prior to, and the repayment of certain liabilities of Fertitta Entertainment in connection with, the Fertitta Entertainment Acquisition;

•	the purchase of limited liability company units of Station Holdco (“Holdco Units”) from certain of our existing owners;

•
the execution of a tax receivable agreement by and between Red Rock Resorts and Station Holdco and the recognition of a related payable under such agreement arising as a result of our purchase of Holdco Units from certain of our existing owners;

•
the recognition of deferred tax assets related to stock issued to certain employees in exchange for profit units, an increase in the tax basis of the Holdco Units purchased from certain of our existing owners as compared to their GAAP carrying value and deferred tax liabilities related to the book basis of the Holdco Units held by the Blocker Merger entities, exceeding the tax basis of the Holdco Units, based on an effective income tax rate of 35%;

•
the consolidation of Station Holdco and its consolidated subsidiaries into our financial statements in accordance with Accounting Standards Codification ("ASC") 810, pursuant to which we will record a noncontrolling interest in Station Holdco;

•
with regard to the unaudited pro forma condensed combined statement of income, a provision for corporate income taxes, including U.S. Federal income taxes, on the income attributable to Red Rock Resorts at an effective rate of 35%. Our operations are primarily conducted in the state of Nevada, which does not have a corporate level income tax. We have operations in Michigan and California which are insignificant.

•
compensation expense associated with the grant of stock options and 189,568 restricted shares of Class A Common Stock to employees and non-employee directors in connection with the Red Rock Resorts, Inc. 2016 Equity Incentive Plan; and

•	transaction expenses incurred in connection with the IPO and Reorganization Transactions.
 We have not made an adjustment for additional accounting, legal and information technology costs that we expect to incur as a result of being a public company. As a public company, we expect our general and administrative expenses to increase in an amount that we cannot determine at this time due to greater expenses related to corporate governance, SEC reporting and other compliance matters.

RED ROCK RESORTS, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF MARCH 31, 2016
(in thousands, except for shares and per share data)

	Station Holdco	Pro Forma Adjustments Attributable to the IPO and Reorganization Transactions (excluding the Fertitta Entertainment Acquisition)		As Adjusted Before the Fertitta Entertainment Acquisition	Pro Forma Adjustments Attributable to the Fertitta Entertainment Acquisition		Red Rock Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$122,561	$417,024	2(a)	$539,585	$(417,024)	2(g)	$122,561
Receivables, net	37,254	—		37,254	(427)	2(h)	36,827
Inventories	8,802	—		8,802	—		8,802
Prepaid gaming tax	20,099	—		20,099	—		20,099
Prepaid expenses and other current assets	12,075	—		12,075	—		12,075
Assets held for sale	21,020	—		21,020	—		21,020
Total current assets	221,811	417,024		638,835	(417,451)		221,384
Property and equipment, net	2,140,737	—		2,140,737	(29,301)	2(h)	2,111,436
Goodwill	195,676	—		195,676	—		195,676
Intangible assets, net	145,414	—		145,414	—		145,414
Land held for development	163,700	—		163,700	—		163,700
Investments in joint ventures	11,371	—		11,371	—		11,371
Native American development costs	12,227	—		12,227	—		12,227
Deferred tax asset	—	19,829	2(b)	19,829	—		19,829
Related party note receivable	17,753	—		17,753	(17,753)	2(h)	—
Other assets, net	27,669	(3,158)	2(c)	24,511	(464)	2(h)	24,047
Total assets	$2,936,358	$433,695		$3,370,053	$(464,969)		$2,905,084
LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,910	$—		$21,910	$(357)	2(h)	$21,553
Accrued interest payable	4,021	—		4,021	(160)	2(h)	3,861
Other accrued liabilities	137,212	425	2(c)	137,637	3,869	2(i)	141,506
Current portion of long-term debt	55,136	—		55,136	36,486	2(h)	91,622
Total current liabilities	218,279	425		218,704	39,838		258,542
Long-term debt, less current portion	2,065,228	(833)	2(c)	2,064,395	(66,311)	2(h)	1,998,084
Deficit investment in joint venture	2,218	—		2,218	—		2,218
Interest rate swap and other long-term liabilities	25,562	—		25,562	(15,995)	2(j)	9,567
Payable to related parties pursuant to tax receivable agreement	—	45,143	2(b)	45,143	—		45,143
Total liabilities	2,311,287	44,735		2,356,022	(42,468)		2,313,554
Commitments and contingencies
Members’/stockholders’ equity:
Class A Common Stock, par value $0.01 per share, 500,000,000 shares authorized; 41,448,530 shares issued and outstanding on a pro forma basis	—	414	2(d)	414	—		414
Class B Common Stock, par value $0.00001 per share, 100,000,000 shares authorized; 74,426,594 shares issued and outstanding on a pro forma basis	—	1	2(d)	1	—		1
Combined members’ equity	610,076	(610,076)	2(d)	—	—		—
Additional paid-in capital	—	615,787	2(e)	615,787	(422,501)	2(k)	193,286
Accumulated other comprehensive loss	(5,533)	—		(5,533)	—		(5,533)
Total members’/stockholders’ equity attributable to Red Rock Resorts	604,543	6,126		610,669	(422,501)		188,168
Noncontrolling interest	20,528	382,834	2(f)	403,362	—		403,362
Total members’/stockholders’ equity	625,071	388,960		1,014,031	(422,501)		591,530
Total liabilities and members’/stockholders’ equity	$2,936,358	$433,695		$3,370,053	$(464,969)		$2,905,084

RED ROCK RESORTS, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except for shares and per share data)

	Station Holdco	Pro Forma Adjustments Attributable to the IPO and Reorganization Transactions (excluding the Fertitta Entertainment Acquisition)		As Adjusted Before the Fertitta Entertainment Acquisition	Pro Forma Adjustments Attributable to the Fertitta Entertainment Acquisition		Red Rock Pro Forma
Operating revenues:
Casino	$239,771	$—		$239,771	$—		$239,771
Food and beverage	66,620	—		66,620	—		66,620
Room	34,384	—		34,384	—		34,384
Other	17,182	—		17,182	—		17,182
Management fees	26,649	—		26,649	—		26,649
Gross revenues	384,606	—		384,606	—		384,606
Promotional allowances	(25,359)	—		(25,359)	—		(25,359)
Net revenues	359,247	—		359,247	—		359,247
Operating costs and expenses:
Casino	87,421	—		87,421	—		87,421
Food and beverage	42,524	—		42,524	—		42,524
Room	12,385	—		12,385	—		12,385
Other	5,722	—		5,722	—		5,722
Selling, general and administrative	75,090	1,001	3(a)	76,091	—		76,091
Preopening	348	—		348	—		348
Depreciation and amortization	39,427	—		39,427	—		39,427
Write-downs and other charges, net	2,368	(1,268)	3(b)	1,100	—		1,100
	265,285	(267)		265,018	—		265,018
Operating income	93,962	267		94,229	—		94,229
Earnings from joint ventures	612	—		612	—		612
Operating income and earnings from joint ventures	94,574	267		94,841	—		94,841
Other expense:
Interest expense, net	(35,068)	—		(35,068)	428	3(c)	(34,640)
Change in fair value of derivative instruments	(3)	—		(3)	—		(3)
Income before income tax expense	59,503	267		59,770	428		60,198
Income tax expense	—	(7,309)	3(d)	(7,309)	—		(7,309)
Net income	59,503	(7,042)		52,461	428		52,889
Less: net income attributable to noncontrolling interests	1,864	37,450	3(e)	39,314	—		39,314
Net income attributable to Red Rock Resorts	$57,639	$(44,492)		$13,147	$428		$13,575

Supplemental pro forma net income per share data 3(f):
Basic weighted average number of Class A Common shares outstanding							41,041,882
Basic net income per share applicable to Class A Common Stock							$0.33
Diluted weighted average number of Class A Common shares outstanding							41,083,514
Diluted net income per share applicable to Class A Common Stock							$0.33

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
1.              Basis of Presentation
We derived the unaudited pro forma condensed combined financial information through the application of pro forma adjustments to the historical combined financial statements of Station Holdco included elsewhere in this Quarterly Report on Form 10-Q. We have historically operated our business through Station LLC under management agreements with Fertitta Entertainment. Our predecessor entity for accounting purposes is Station Holdco. The combined financial statements of Station Holdco comprise the financial statements of Station Holdco, Station Voteco, Station LLC and Fertitta Entertainment and their respective consolidated subsidiaries. The accompanying unaudited pro forma condensed combined financial information gives pro forma effect to the IPO and Reorganization Transactions, including the transfer of certain assets and liabilities and the repayment of certain liabilities of Fertitta Entertainment not included in the Fertitta Entertainment Acquisition, as if such transactions occurred on January 1, 2016 in the case of the condensed combined statement of income for the three months ended March 31, 2016, and on March 31, 2016 in the case of the condensed combined balance sheet, and are based on available information and certain assumptions we believe are reasonable, but are subject to change. All pro forma adjustments and their underlying assumptions are described more fully in the notes below.
As of and for the three months ended March 31, 2016, Station Holdco represented all of our operations and held all of our assets and liabilities. We were incorporated in September 2015 and as of March 31, 2016, had not conducted any operations and did not have any assets or liabilities. Accordingly, the unaudited pro forma condensed combined statement of income for the three months ended March 31, 2016 and the unaudited pro forma condensed combined balance sheet as of March 31, 2016 present the historical financial condition of the Station Holdco as a starting point for the pro forma presentation. In connection with the IPO, we became the sole managing member of Station Holdco and Station LLC.
2.              Unaudited Pro Forma Condensed Combined Balance Sheet Adjustments
The Unaudited Pro Forma Condensed Combined Balance Sheet reflects the effect of the following pro forma adjustments:

(a)
Reflects the net effect on cash and cash equivalents of the receipt of net proceeds of $541.0 million from the IPO, based on the sale of 29,511,828 shares of Class A Common Stock at an initial public offering price of $19.50 per share, a portion of which was used to purchase newly-issued Holdco Units. We used the remaining net proceeds to purchase Holdco Units from certain of Station Holdco's existing owners.

Cash adjustments are as follows (in thousands):

Gross proceeds from the IPO of $575.5 million, net of underwriting discounts and commissions of $34.5 million	$540,952
Purchase of Holdco Units from existing owners at $18.33 per unit	(112,474)
Portion of Class A Common Stock issued in connection with the Blocker Mergers withheld to satisfy income tax withholding for certain members of the Merging Blockers	(4,087)
Professional fees and expenses related to the IPO and Reorganization Transactions	(7,367)
$417,024

(b)
Pro forma adjustments reflect the effects of the tax receivable agreement as a result of our purchase of Holdco Units from certain existing owners. Pursuant to the tax receivable agreement, we will be required to make cash payments to these existing owners equal to 85% of the savings, if any, in U.S. federal, state and local taxes that we actually realize, or in some circumstances are deemed to realize, as a result of certain future tax benefits to which we may become entitled. These tax benefit payments are not necessarily conditioned upon one or more of the existing owners maintaining a continued ownership interest in either Station Holdco or Red Rock Resorts. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.

As a result, as of the date of our purchase of Holdco Units from existing owners in connection with the IPO, on a cumulative basis, the net effect of accounting for income taxes and the tax receivable agreement on our financial statements was a net decrease in stockholders' equity. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the tax receivable agreement have been estimated and are based on the assumption that there are no

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

material changes in the relevant tax law and that we earn sufficient taxable income in each year to realize the full tax benefit of the amortization of our assets. A summary of the adjustments is as follows:

•
we will record a net increase of $19.8 million in deferred tax assets for estimated income tax effects of the increase in the tax basis of the purchased Holdco Units, partially offset by a decrease resulting from the lower tax basis of the Holdco Units held by the Blocker Merger entities and the stock issued to certain employees in exchange for their profit interests, based on an effective income tax rate of 35%. Our operations are primarily conducted in the state of Nevada, which does not have a corporate level income tax. We have minimal operations in Michigan and California which result in nominal state and local income taxes;

•
we will record a $45.1 million liability due to existing owners under the tax receivable agreement, which represents 85% of the estimated realizable tax benefit resulting from (i) the increase in tax basis in the tangible and intangible assets of Station Holdco related to the purchased Holdco Units as noted above and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement; and

•
we will record a net decrease to additional paid-in capital of $25.3 million, relating to (w) stock issued to certain employees in exchange for profit interests, (x) the Blocker Mergers, (y) increase in the tax basis of certain Holdco Units, and (z) the difference between the increase in deferred tax assets and the increase in liability due to existing owners under the tax receivable agreement (see note 2(e)).

Pursuant to the terms of the exchange agreement that we entered into in connection with the IPO and Reorganization Transactions, holders of Holdco Units have the right to exchange their Holdco Units (together with shares of Class B Common Stock) for shares of Class A Common Stock or cash, at our election. Any exchanges of Holdco Units (together with shares of Class B Common Stock) for shares of Class A Common Stock pursuant to the exchange agreement may result in increases in the tax basis of the tangible and intangible assets of Station Holdco (85% of the realized tax benefits from which will be due to the exchanging LLC Unit holders and recorded as an additional payable pursuant to the tax receivable agreement) that otherwise would not have been available. These exchanges and the resulting effects of the tax receivable agreement on our combined financial statements have not been reflected in the unaudited pro forma condensed combined financial statements.

(c)	Expenses related to the IPO and Reorganization Transactions and the Fertitta Entertainment Acquisition are estimated to be approximately $18.0 million and include the following (in thousands):

Estimated transactions expenses	$13,038
Estimated offering costs	5,000
Total offering costs	$18,038

The $5.0 million in estimated offering costs, of which $3.2 million was included in other assets at March 31, 2016, will be offset against equity (see note 2(e)).

The $0.4 million adjustment to other accrued liabilities represents the accrual of offering costs and transaction expenses of $7.8 million, partially offset by $7.4 million in payments out of the proceeds from the IPO, which included $0.8 million related to the amendment of Station LLC’s credit facility in connection with the IPO and Reorganization Transactions.

(d)
Reflects the elimination of existing members' equity of $610.1 million in consolidation of Station Holdco into our financial statements and the recognition of the par value of Class A Common Stock and Class B Common Stock issued in the IPO and Reorganization Transactions.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

(e)	In connection with the IPO and Reorganization Transactions, the following pro forma adjustments were recorded to additional paid-in capital (in thousands):

Net proceeds received from the IPO	$540,952
Offering expenses	(5,000)
Transaction expenses	(5,117)
Par value of Class A Common Stock issued	(414)
Par value of Class B Common Stock issued	(1)
Purchase of Holdco Units from existing owners	(112,474)
Portion of Class A Common Stock issued in connection with the Blocker Mergers withheld to satisfy income tax withholding for certain members of the Merging Blockers (see note 2(a))	(4,087)
Acquisition of noncontrolling interest of Station Holdco (see note 2(f))	227,242
Decrease to additional paid-in capital as described in note 2(b)	(25,314)
$615,787

(f)
After the IPO and Reorganization Transactions, our only material asset will be the direct and indirect ownership of approximately 36% of the Holdco Units and 100% of the voting interest in Station LLC, and our only business will be to act as the sole managing member of Station Holdco. Therefore, pursuant to ASC 810 Consolidation, we will consolidate the financial results of Station Holdco into our financial statements. The ownership interests of the other members of Station Holdco will be accounted for as noncontrolling interest in our financial statements after the IPO. Immediately following the IPO, the noncontrolling interest of Station Holdco represented approximately 64% of the outstanding Holdco Units calculated as follows (in thousands):

Total pro forma stockholders' equity	$591,530
Net liabilities of Red Rock Resorts (see note 2(b))	25,314
Less: Historical noncontrolling interest of Station Holdco	(20,528)
Pro forma equity of Station Holdco	$596,316
Pro forma equity attributable to noncontrolling interest	$382,834
The adjustment to additional paid-in capital for the acquisition of noncontrolling interest of Station Holdco (see note 2(e)) is as follows (in thousands):

Station Holdco combined members’ equity held by the noncontrolling interest holders prior to the IPO and Reorganization Transactions	$610,076
Less: Pro forma equity attributable to noncontrolling interest	(382,834)
Acquisition of noncontrolling interest of Station Holdco	$227,242

(g)
In connection with the Fertitta Entertainment Acquisition, the following pro forma adjustments were recorded to cash and cash equivalents to reflect borrowings under Station LLC’s revolving credit facility and the use of such borrowings and the remaining proceeds of the IPO as follows (in thousands):

Borrowings under Station LLC’s revolving credit facility	$41,726
Repayment of principal and accrued interest due under the Fertitta Entertainment credit facility	(50,957)
Payment of Fertitta Entertainment purchase price, as adjusted for repayment of the Fertitta Entertainment credit facility and liabilities assumed	(407,793)
$(417,024)

(h)
The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control. Station Holdco and Fertitta Entertainment and their respective consolidated subsidiaries were under the common control of brothers Frank J. Fertitta III and Lorenzo J. Fertitta, who collectively held more than 50% of their voting and economic interests. Accordingly, the column representing the historical financial information of Station Holdco, our predecessor for accounting

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

purposes, represents the effect of the retrospective combination of the financial statements of Station Holdco and Fertitta Entertainment for all periods presented.
The following pro forma adjustments reflect excluded assets (liabilities) that we will not acquire in the Fertitta Entertainment Acquisition (in thousands):

Accounts receivable	$427
Property and equipment, net	29,301
Related party note receivable	17,753
Other assets, net	464
Accounts payable	(357)
Accrued interest payable	(103)
Other accrued liabilities	(888)
Current portion of long-term debt	(2,240)
Long-term debt, less current portion	(18,511)
Profit units of Fertitta Entertainment settled in connection with the Fertitta Entertainment Acquisition (see note 2(j))	(15,995)
$9,851
The following pro forma adjustments were recorded to current portion of long-term debt and long-term debt, less current portion (in thousands):

	Current portion of long-term debt	Long-term debt, less current portion
Borrowings under Station LLC’s revolving credit facility	$41,726	$—
Repayment of principal balance outstanding under the Fertitta Entertainment credit facility	(3,000)	(47,800)
Excluded long-term debt of Fertitta Entertainment	(2,240)	(18,511)
	$36,486	$(66,311)

(i)
Reflects a pro forma adjustment to record a liability of $4.9 million representing Station LLC’s management fee payable to Fertitta Entertainment, which was assigned to a related party in connection with the Fertitta Entertainment Acquisition, partially offset by certain other accrued liabilities that were excluded from the Fertitta Entertainment Acquisition.

(j) Reflects a pro forma adjustment for the settlement of profit units of Fertitta Entertainment in connection with the Fertitta Entertainment Acquisition, which were accounted for as liability awards.
(k)    In connection with the Fertitta Entertainment Acquisition, the following pro forma adjustments were recorded to additional paid-in capital (in thousands):

Purchase price for the Fertitta Entertainment Acquisition	$(460,000)
Repayment of principal and interest outstanding under the Fertitta Entertainment credit facility (see note 2(g))	50,957
Reimbursement to Station LLC for Fertitta Entertainment liabilities assumed	1,250
Assets, net of liabilities, excluded from the Fertitta Entertainment Acquisition (see note 2(h))	(9,851)
Station LLC management fee liability (see note 2(i))	(4,857)
$(422,501)

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

3.              Unaudited Pro Forma Condensed Combined Statement of Income Adjustments
The Unaudited Pro Forma Condensed Combined Statement of Income reflects the effect of the following pro forma adjustments:

(a)
Reflects compensation expense associated with the grant of stock options and restricted shares of Class A Common Stock to employees and non-employee directors under the Red Rock Resorts, Inc. 2016 Equity Incentive Plan in connection with the IPO. In addition, in connection with the IPO, restricted shares of Class A Common Stock were issued to certain employees or former employees in substitution of Station Holdco profit units held by those individuals. The fair value of the replacement awards was equal to the fair value of the awards canceled and no incremental stock-based compensation adjustment was recorded in the unaudited pro forma condensed combined statement of income.

(b)	Reflects a pro forma adjustment to eliminate transaction costs that were expensed for the three months ended March 31, 2016.

(c)
The following pro forma adjustments were recorded to interest expense, net in connection with the repayment of indebtedness outstanding under the Fertitta Entertainment credit facility, the transfer of the other long-term debt and related party note receivable of Fertitta Entertainment prior to the consummation of the Fertitta Entertainment Acquisition, and the incurrence of additional debt to pay a portion of the purchase price for the Fertitta Entertainment Acquisition (in thousands):

Elimination of historical interest expense related to the Fertitta Entertainment credit facility and other long-term debt of Fertitta Entertainment	$972
Elimination of historical interest income related to Fertitta Entertainment’s related party note receivable	(186)
Addition of interest expense associated with borrowings under Station LLC’s revolving credit facility	(358)
$428

(d)
Following the IPO and Reorganization Transactions, we became subject to U.S. federal income taxes and state and local taxes with respect to our allocable share of any net taxable income of Station Holdco. As a result, the pro forma statement of income reflects an adjustment to provide for corporate income taxes at our estimated effective rate of 35%. Our operations are primarily conducted in the state of Nevada, which does not have a corporate level income tax. We have minimal operations in Michigan and California which will result in nominal state and local income taxes.

The provision for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

Federal statutory rate	35%
State and local rate	—%
Rate benefit from flow-through entity (noncontrolling interest)	(23)%
Pro forma effective tax rate	12%

Our effective tax rate includes a rate benefit attributable to the fact that, after the IPO and Reorganization Transactions, approximately 64% of our earnings will not be subject to corporate level taxes as the applicable income tax expense will be incurred by, and be the obligation of, the members of Station Holdco holding the noncontrolling interests.

(e)
In connection with the IPO and Reorganization Transactions, we became the sole managing member of Station Holdco and acquired a minority economic interest in Station Holdco of approximately 36%, but have 100% of the voting power and control the management of Station Holdco. Immediately following the IPO, the noncontrolling interest, representing the ownership interests of the members of Station Holdco other than Red Rock Resorts, was approximately 64%. Net income attributable to the noncontrolling interest holders represents approximately 64% of income before provision for income taxes, as well as net income attributable to noncontrolling interest holders of Station LLC.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

(f)
Basic and diluted pro forma income per share does not consider Class B Common Stock as these shares do not participate in our earnings. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of computing pro forma net income per share. Diluted pro forma income per share is calculated using the treasury stock method with respect to restricted stock and stock options, and the if-converted method for the exchange of Holdco Units and Class B Common Stock for an equal number of Class A Common Stock. The exchange of the Holdco Units and Class B Common Stock for Class A Common Stock is excluded from diluted pro forma income per share because the impact of the exchange is not dilutive.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Qualitative and Quantitative Disclosures About Market Risk included in the Prospectus.

Item 4.    Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     Other Information
Item 1.       Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of such matters, and litigation inherently involves significant costs.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and other risks relating to our business and related matters is set forth in our Prospectus. There have been no material changes to those factors during the three months ended March 31, 2016.

Item 2.    Unregistered Sales of Equity Securities; Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information—None.

Item 6.    Exhibits

(a)	Exhibits

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets of Red Rock Resorts, Inc. at March 31, 2016 (unaudited) and December 31, 2015, (ii) the Notes to the Unaudited Condensed Balance Sheets of Red Rock Resorts, Inc., (iii) the Condensed Combined Balance Sheets of Station Holdco LLC at March 31, 2016 (unaudited) and December 31, 2015, (iv) the Unaudited Condensed Combined Statements of Income of Station Holdco LLC for the three months ended March 31, 2016 and 2015, (v) the Unaudited Condensed Combined Statements of Comprehensive Income of Station Holdco LLC for the three months ended March 31, 2016 and 2015, (vi) the Unaudited Condensed Combined Statements of Cash Flows of Station Holdco LLC for the three months ended March 31, 2016 and 2015 and (vii) the Notes to Unaudited Condensed Combined Financial Statements of Station Holdco LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC. Registrant

Date:	June 10, 2016	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)