Form 10-Q
period 2017-06-30
Red Rock Resorts, Inc.
filed 2017-08-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Class A Common Stock, $0.01 par value	68,126,446
Class B Common Stock, $0.00001 par value	47,954,413

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,307	$133,776
Restricted cash	2,829	2,377
Receivables, net	41,238	43,547
Income tax receivable	9,419	7,698
Inventories	11,131	11,956
Prepaid gaming tax	24,764	20,066
Prepaid expenses and other current assets	11,405	11,401
Assets held for sale	19,602	19,020
Total current assets	245,695	249,841
Property and equipment, net of accumulated depreciation of $641,125 and $566,081 at June 30, 2017 and December 31, 2016, respectively	2,480,759	2,438,129
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $95,406 and $87,471 at June 30, 2017 and December 31, 2016, respectively	137,964	149,199
Land held for development	163,700	163,700
Investments in joint ventures	10,005	10,572
Native American development costs	16,393	14,844
Deferred tax asset, net	250,296	244,466
Other assets, net	63,580	59,728
Total assets	$3,564,068	$3,526,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,549	$30,710
Accrued interest payable	9,062	15,841
Other accrued liabilities	153,696	153,142
Current portion of payable pursuant to tax receivable agreement	874	1,021
Current portion of long-term debt	71,341	46,063
Total current liabilities	268,522	246,777
Long-term debt, less current portion	2,427,682	2,376,238
Deficit investment in joint venture	2,270	2,307
Other long-term liabilities	10,164	10,041
Payable pursuant to tax receivable agreement, net of current portion	274,405	257,440
Total liabilities	2,983,043	2,892,803
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 68,140,197 and 65,893,439 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	681	659
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 47,954,413 and 49,956,296 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	334,235	329,002
(Accumulated deficit) retained earnings	(1,879)	17,628
Accumulated other comprehensive income	2,800	2,458
Total Red Rock Resorts, Inc. stockholders’ equity	335,838	349,748
Noncontrolling interest	245,187	283,604
Total stockholders’ equity	581,025	633,352
Total liabilities and stockholders’ equity	$3,564,068	$3,526,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Casino	$258,396	$233,796	$521,368	$473,567
Food and beverage	75,303	66,408	155,418	133,028
Room	44,641	32,979	94,405	67,363
Other	23,699	17,705	46,519	34,887
Management fees	30,676	27,455	60,903	54,104
Gross revenues	432,715	378,343	878,613	762,949
Promotional allowances	(29,222)	(26,857)	(57,388)	(52,216)
Net revenues	403,493	351,486	821,225	710,733
Operating costs and expenses:
Casino	103,170	88,986	204,824	176,407
Food and beverage	55,059	44,501	110,105	87,025
Room	18,239	11,893	38,306	24,278
Other	9,079	6,305	16,912	12,027
Selling, general and administrative	94,781	80,152	189,204	155,242
Preopening	368	373	398	721
Depreciation and amortization	46,807	38,436	92,060	77,863
Write-downs and other charges, net	8,826	10,966	9,850	13,334
Related party lease termination	98,393	—	98,393	—
	434,722	281,612	760,052	546,897
Operating (loss) income	(31,229)	69,874	61,173	163,836
Earnings from joint ventures	420	428	835	1,040
Operating (loss) income and earnings from joint ventures	(30,809)	70,302	62,008	164,876
Other (expense) income:
Interest expense, net	(33,853)	(34,078)	(68,797)	(69,146)
Loss on extinguishment/modification of debt, net	(975)	(7,084)	(2,994)	(7,084)
Change in fair value of derivative instruments	3,330	90	3,369	87
	(31,498)	(41,072)	(68,422)	(76,143)
(Loss) income before income tax	(62,307)	29,230	(6,414)	88,733
Benefit (provision) for income tax	11,813	(7,502)	1,134	(7,502)
Net (loss) income	(50,494)	21,728	(5,280)	81,231
Less: net (loss) income attributable to noncontrolling interests	(24,574)	16,075	857	17,939
Net (loss) income attributable to Red Rock Resorts, Inc.	$(25,920)	$5,653	$(6,137)	$63,292

(Loss) earnings per common share (Note 12):
(Loss) earnings per share of Class A common stock, basic and diluted	$(0.39)	$0.01	$(0.09)	$0.33

Weighted average common shares outstanding:
Basic	67,311	30,031	66,506	19,960
Diluted	67,311	30,193	66,506	20,041

Dividends declared per common share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(50,494)	$21,728	$(5,280)	$81,231
Other comprehensive (loss) income, net of tax:
(Loss) gain on interest rate swaps:
Unrealized loss arising during period	(2,606)	(4,979)	(1,491)	(6,494)
Reclassification into income	783	(28)	2,011	1,238
(Loss) gain on interest rate swaps recognized in other comprehensive (loss) income	(1,823)	(5,007)	520	(5,256)
Gain (loss) on available-for-sale securities:
Unrealized gain arising during period	—	19	8	38
Reclassification into income	—	—	(120)	—
Gain (loss) on available-for-sale securities recognized in other comprehensive (loss) income	—	19	(112)	38
Other comprehensive (loss) income, net of tax	(1,823)	(4,988)	408	(5,218)
Comprehensive (loss) income	(52,317)	16,740	(4,872)	76,013
Less: comprehensive (loss) income attributable to noncontrolling interests	(24,348)	12,536	1,083	14,400
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(27,969)	$4,204	$(5,955)	$61,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(5,280)	$81,231
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92,060	77,863
Change in fair value of derivative instruments	(3,369)	(87)
Reclassification of unrealized loss on derivative instruments into income	2,521	1,601
Write-downs and other charges, net	2,903	1,108
Amortization of debt discount and debt issuance costs	8,918	9,115
Interest—paid in kind	—	2,130
Share-based compensation	3,738	4,301
Settlement of liability-classified equity awards	—	(18,739)
Earnings from joint ventures	(835)	(1,040)
Distributions from joint ventures	705	589
Loss on extinguishment/modification of debt, net	2,994	7,084
Deferred income tax	157	3,799
Changes in assets and liabilities:
Restricted cash	(452)	—
Receivables, net	3,723	898
Interest on related party notes receivable	—	(247)
Inventories and prepaid expenses	(4,092)	(5,802)
Accounts payable	6,939	(111)
Accrued interest payable	(6,698)	4,338
Income tax payable/receivable, net	(1,721)	3,703
Other accrued liabilities	(1,528)	(6,775)
Other, net	1,847	1,023
Net cash provided by operating activities	102,530	165,982
Cash flows from investing activities:
Capital expenditures, net of related payables	(101,855)	(87,633)
Proceeds from asset sales	627	8,318
Acquisition of land from related party	(23,440)	—
Proceeds from repayment of related party notes receivable	—	18,330
Deposit for business acquisition	—	(20,002)
Distributions in excess of earnings from joint ventures	660	476
Native American development costs	(2,134)	(933)
Other, net	(6,539)	(1,312)
Net cash used in investing activities	(132,681)	(82,756)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discount and offering costs	—	531,949
Purchase of LLC Units from existing owners—deemed distribution	—	(112,474)
Purchase of Fertitta Entertainment—deemed distribution	—	(389,054)
Borrowings under credit agreements with original maturity dates greater than three months	729,688	1,717,500
Payments under credit agreements with original maturity dates greater than three months	(627,453)	(1,468,613)
Payments under credit agreements with original maturity dates of three months or less, net	—	(53,900)
Cash paid for early extinguishment of debt	(9,401)	—
Proceeds from exercise of stock options	1,574	—
Distributions to members and noncontrolling interests	(23,691)	(100,537)
Dividends	(13,338)	—
Payment of debt issuance costs	(21,098)	(36,778)
Payments on derivative instruments with other-than-insignificant financing elements	—	(10,831)
Payments on other debt	(3,634)	(21,216)
Acquisition of subsidiary noncontrolling interests	(4,484)	—
Other, net	(6,481)	(4,485)
Net cash provided by financing activities	21,682	51,561
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(8,469)	134,787
Balance, beginning of period	133,776	116,623
Balance, end of period	$125,307	$251,410
Supplemental cash flow disclosures:
Cash paid for interest, net of $197 and $0 capitalized, respectively	$63,456	$55,545
Cash paid for income taxes	$430	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$26,465	$27,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in September 2015 to manage and own an equity interest in Station Casinos LLC (“Station LLC”). In May 2016, the Company completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco LLC (“Station Holdco” and such units, the “LLC Units”), and outstanding LLC Units from existing members of Station Holdco. The Company owns all of the outstanding voting interests in Station LLC and has an indirect interest in Station LLC through its ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC, a Nevada limited liability company, is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages a casino in Sonoma County, California and a casino in Allegan County, Michigan, both on behalf of Native American tribes.
At June 30, 2017, the Company held approximately 59% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and was designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is a subchapter C corporation subject to federal income taxes and state income taxes in California and Michigan.
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
The amounts shown in the accompanying condensed consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that manages Gun Lake Casino. The financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM, and as such, is MPM’s primary beneficiary. The assets of MPM reflected in the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 included a management contract intangible asset with a carrying amount of $6.4 million and $11.5 million, respectively, and management fees receivable of $6.5 million and $3.3 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company has investments in three 50% owned smaller casino properties, which are accounted for using the equity method. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment balance on the Condensed Consolidated Balance Sheets because the Company has received distributions in excess of its investment in the casino. The Company also holds a 50% investment in a restaurant at one of its properties which is considered to be a VIE, of which the Company is not the primary beneficiary.
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
Recently Issued and Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that amends the scope of modification accounting for share-based payment arrangements. The amended guidance clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, and early application is permitted. The Company expects to adopt this guidance in the first quarter of 2018. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.
In January 2017, the FASB issued amended accounting guidance to simplify the test for goodwill impairment. The amended guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations and anticipates early adoption in 2017.
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
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018 and is currently assessing which adoption method it will elect. Under the new standard, the current presentation of gross revenues for complementary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances will be eliminated. In addition, the Company will be required to recognize a liability for the retail value of its performance obligations for points earned by guests under the Company’s player rewards program (“Rewards Program”). Currently, the Company records a liability and a charge to casino expense for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed. Upon adoption, the Company’s liability for performance obligations under

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the Rewards Program is expected to be recognized primarily as a reduction to casino revenue. When points are redeemed, revenues and expenses will be recognized and classified based on the goods and services provided and the associated liability will be relieved. The Company is currently evaluating the quantitative effects of the new standard on its financial statements and related disclosures.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the condensed consolidated financial statements. During the three months ended June 30, 2017, approximately 2.0 million LLC Units and Class B common shares held by related party noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. The exchange also resulted in a $17.3 million increase in amounts payable under the tax receivable agreement liability, which is described in Note 10, and an increase to deferred tax assets of $6.1 million, both of which were recorded through equity.
Following is a summary of LLC Unit ownership:

	June 30, 2017		December 31, 2016
	Units	Ownership %	Units	Ownership %
Red Rock	68,140,197	58.7%	65,893,439	56.9%
Noncontrolling interest holders	47,954,413	41.3%	49,956,296	43.1%
Total	116,094,610	100.0%	115,849,735	100.0%

The Company uses monthly weighted average LLC Unit ownership to calculate the pretax income (loss) and other comprehensive income (loss) of Station Holdco attributable to Red Rock and the noncontrolling interest holders. There was no noncontrolling interest in Station Holdco prior to the Company’s IPO in May 2016.
3.    Native American Development
Following is information about the Company’s Native American development activities.
North Fork Rancheria of Mono Indian Tribe
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement (the “Management Agreement”). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. The Company purchased a 305-acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through June 30, 2017, the Company has paid approximately $31.5 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2017, the carrying amount of the advances was $16.4 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2017. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at June 30, 2017 of each of the critical milestones necessary to complete the North Fork Project.

As of June 30, 2017
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
Approval of management agreement by NIGC
In December 2015, the Mono submitted the Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the deficiency letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act (“IGRA”).

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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision and proceedings on the appeal are pending. All briefs have been filed and oral arguments have been scheduled for October 13, 2017.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, the appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the Tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions in the Supreme Court of California seeking review of the appellate court’s decision. In March 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. In November 2016, the district court dismissed Picayune’s complaint, but the court subsequently vacated its ruling based on the December 2016, decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. In May 2017, the court stayed the case for six months by agreement of the parties and scheduled a status conference on November 13, 2017 to address how the case should proceed in light of the California Supreme Court’s granting of the Mono and State’s petitions for review in Stand Up for California! v. Brown.
Picayune Rancheria of Chukchansi Indians v. United States Department of the Interior. In July 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI. The complaint seeks a declaration that the North Fork Site does not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore is not eligible for gaming. It also seeks a declaration that the North Fork Determination has expired because the legislature never ratified Governor Brown’s concurrence, and seeks injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site. The Mono filed a motion to intervene in September 2016, which was subsequently granted. The Mono and federal defendants filed motions for summary judgment in March 2017. On August 8, 2017, Picayune filed a brief arguing that the court should stay the proceedings in light of the Fifth District Court's decision in Stand Up for California! v. Brown and the appeal pending in the California Supreme Court.
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs’ subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment is scheduled to conclude in September 2017.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2017	December 31, 2016
$1.875 billion Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (3.71% and 3.75% at June 30, 2017 and December 31, 2016, respectively), net of unamortized discount and deferred issuance costs of $57.8 million and $42.9 million at June 30, 2017 and December 31, 2016, respectively	$1,775,642	$1,449,591
$275 million Term Loan A Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.17% and 3.20% at June 30, 2017 and December 31, 2016, respectively), net of unamortized discount and deferred issuance costs of $5.7 million and $7.4 million at June 30, 2017 and December 31, 2016, respectively	255,877	211,978
$685 million Revolving Credit Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.31% and 3.44% weighted average at June 30, 2017 and December 31, 2016, respectively)	190,000	120,000
7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $4.2 million and $9.4 million at June 30, 2017 and December 31, 2016, respectively	245,770	490,568
Restructured Land Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (5.27% at December 31, 2016), net of unamortized discount of $0.6 million	—	115,378
Other long-term debt, weighted-average interest of 3.68% and 3.92% at June 30, 2017 and December 31, 2016, respectively, maturity dates ranging from 2018 to 2037	31,734	34,786
Total long-term debt	2,499,023	2,422,301
Current portion of long-term debt	(71,341)	(46,063)
Total long-term debt, net	$2,427,682	$2,376,238
Credit Facility
In January 2017, Station LLC amended its credit facility to increase the existing Term Loan B Facility by $125.0 million and reduce the applicable margins for LIBOR and base rate loans by 50 basis points. Station LLC used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under its Revolving Credit Facility and pay fees and costs incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments. The majority of the transaction was accounted for as a debt modification and as a result, Station LLC capitalized $14.9 million in related fees and costs and recognized a $2.0 million loss on debt extinguishment and modification, which was primarily related to third-party fees it incurred in connection with the repricing.
In May 2017, Station LLC amended its credit facility to increase the Term Loan B Facility by an additional $250.0 million. Station LLC applied the proceeds of the incremental borrowings under the Term Loan B Facility, together with cash on hand, to pay for the redemption of $250.0 million of its 7.50% Senior Notes and to pay fees and costs incurred in connection with the transactions. Station LLC capitalized $3.8 million in fees and costs related to the $250.0 million in incremental borrowings. As a result of the January 2017 and May 2017 increases to the Term Loan B Facility, the required quarterly principal payments increased to $4.7 million. Depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which reduces future quarterly principal payments.
Also in May 2017, Station LLC completed a series of amendments to its credit facility to increase the existing Term Loan A Facility by $50.0 million and reduce the applicable margins for LIBOR and base rate loans under the Revolving Credit Facility and Term Loan A Facility. As amended, the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio. Prior to the amendments, the Revolving Credit Facility and the Term Loan A Facility bore interest at a rate per annum, at Station LLC’s option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments and as a result, Station LLC capitalized $1.3 million in related fees and costs and

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

recognized a $2.1 million loss on debt extinguishment and modification, which was primarily related to the write-off of unamortized debt discount related to the extinguished debt.
The credit facility governing Station LLC’s term loans and revolver contains a number of customary covenants including the requirements that Station LLC maintain throughout the term of the credit facility and measured as of the end of each quarter a minimum interest coverage ratio of 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at June 30, 2017 to 5.25 to 1.00 at March 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term B Loan Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At June 30, 2017, Station LLC’s interest coverage ratio was 4.58 to 1.00 and its consolidated total leverage ratio was 4.96 to 1.00, both as defined in the credit facility. The Company believes it was in compliance with all applicable covenants at June 30, 2017.
Revolving Credit Facility Availability
At June 30, 2017, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of its credit facility, was $461.0 million, which was net of $190.0 million in outstanding borrowings and $34.0 million in outstanding letters of credit and similar obligations.
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
The Company accounted for the $61.8 million settlement as consideration paid to Deutsche Bank to (i) extinguish the debt and (ii) acquire the warrants held by Deutsche Bank. Accordingly, the Company attributed $57.3 million of the $61.8 million to extinguishment of the debt and $4.5 million to the acquisition of the warrants. The settlement resulted in a $14.9 million gain on debt extinguishment in June 2017, the date when all contingencies related to the settlement were satisfied. In June 2017, CV Propco repaid the remaining $43.3 million in outstanding principal under the Restructured Land Loan in full.
7.50% Senior Notes
As noted above, in May 2017, Station LLC redeemed $250.0 million in aggregate principal amount of its 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Following the redemption, $250.0 million in aggregate principal amount of 7.50% Senior Notes remain outstanding. Station LLC recognized a $13.8 million loss on debt extinguishment related to the 7.50% Senior Notes redemption, primarily comprising the write-off of $4.4 million in unamortized debt discount and issuance costs related to the extinguished debt and the redemption premium of $9.4 million.
5.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, Station LLC uses interest rate swaps, including forward–starting swaps, as a primary part of its cash flow hedging strategy, which involves the receipt of variable–rate interest payments in exchange for fixed–rate payments without exchange of the underlying notional amount. The Company may elect not to apply hedge accounting to its derivative instruments; however, it does not use derivative financial instruments for trading or speculative purposes.
On June 30, 2017, the Company dedesignated the hedge accounting relationships of Station LLC’s 16 interest rate swaps that were previously designated as cash flow hedges of forecasted interest payments. The 16 interest rate swaps are with four different counterparties and have maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively which began in July 2016 and will end in July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one–month LIBOR forward curve as of the trade date of the interest rate swaps. Station LLC paid a weighted–average fixed rate of 0.85% during the first one-year term that ended in July 2017, which will increase to a weighted–average rate of approximately 1.11%, 1.39%, and 1.69% in the second, third and fourth one-year terms, respectively. As a result of the June 2017 dedesignation, cumulative deferred gains of $8.6 million that had previously been recognized in accumulated other comprehensive income will be amortized as a reduction of interest expense as the hedged interest payments continue to occur through July 2020.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In June 2017, Station LLC entered into eight additional interest rate swaps for which hedge accounting was not elected. These swaps are also intended to meet the Company’s objectives noted above and are not speculative. The eight interest rate swaps are with two different counterparties and have maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively beginning July 2017 and will end in July 2021 with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swaps. Station LLC will pay a weighted-average fixed rate of 1.32% during the first one-year term ending in July 2018, which will increase to a weighted-average rate of approximately 1.59%, 1.78% and 1.94% during the second, third and fourth one-year terms, respectively.
At June 30, 2017, Station LLC’s interest rate swaps effectively converted $1.0 billion of Station LLC’s variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.47%.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	June 30, 2017	December 31, 2016
Interest Rate Swaps Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$—	$19
Other assets, net	—	10,661
Other accrued liabilities	—	8
Interest Rate Swaps Not Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	61	—
Other assets, net	11,868	—
For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company defers the gain or loss on the effective portion of the derivative’s change in fair value as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive income are reclassified as an adjustment to interest expense. The Company recognizes the gain or loss on any ineffective portion of the derivative’s change in fair value in the period in which the change occurs as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations. For derivative instruments that are not designated in cash flow hedge accounting relationships, the Company records the derivative’s change in the fair value in the period in which the change occurs as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations.
As a result of (i) the June 2017 dedesignation of Station LLC’s 16 interest rate swaps previously designated in cash flow hedging relationships and (ii) the Company’s election not to apply hedge accounting to its eight new interest rate swaps, beginning July 2017, the changes in fair value of all of Station LLC’s derivative instruments will be reflected in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations in the period in which the change occurs. As such, interest expense will not reflect a fixed rate as it previously did under hedge accounting for that portion of the debt hedged. However, the economics will be unchanged and the Company will continue to meet its risk management objective and achieve fixed cash flows attributable to interest payments on the debt principal being hedged by its interest rate swaps.
At June 30, 2017, approximately $2.6 million of deferred net gains from Station LLC’s previously designated interest rate swaps is expected to be reclassified from accumulated other comprehensive income into earnings during the next twelve months due to the amortization of deferred gains from the interest rate swaps that were dedesignated on June 30, 2017 and the amortization of deferred losses on a previously terminated interest rate swap.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships and their location within the condensed consolidated financial statements is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of (Loss) Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$(3,268)	$(5,612)	Interest expense, net	$(986)	$(335)	Change in fair value of derivative instruments	$(37)	$90

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$(1,875)	$(7,127)	Interest expense, net	$(2,521)	$(1,601)	Change in fair value of derivative instruments	$2	$87
Information about pretax gains on derivative financial instruments that were not designated in hedge accounting relationships and their location within the Condensed Consolidated Statements of Operations is presented below (amounts in thousands):

Derivatives Not Designated in Cash Flow Hedging Relationships	Location of Gain on Derivatives Recognized in Income	Amount of Gain on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate swaps	Change in fair value of derivative instruments	$3,367	$—	$3,367	$—
Station LLC has not posted any collateral related to the interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the credit facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the credit facility. At June 30, 2017, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $12.0 million.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$11,929	$—	$11,929	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$248	$248	$—	$—
Interest rate swaps	10,680	—	10,680	—
Liabilities
Interest rate swaps	8	—	8	—
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2017	December 31, 2016
Aggregate fair value	$2,574	$2,521
Aggregate carrying amount	2,499	2,422
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7.    Stockholders’ Equity
The changes in stockholders' equity and noncontrolling interest for the six months ended June 30, 2017 were as follows (amounts in thousands):

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2016	65,893	$659	49,956	$1	$329,002	$17,628	$2,458	$283,604	$633,352
Net (loss) income	—	—	—	—	—	(6,137)	—	857	(5,280)
Other comprehensive income, net of tax	—	—	—	—	—	—	182	226	408
Share-based compensation	—	—	—	—	3,764	—	—	—	3,764
Distributions	—	—	—	—	—	—	—	(23,691)	(23,691)
Dividends	—	—	—	—	—	(13,370)	—	—	(13,370)
Issuance of restricted stock awards, net of forfeitures	167	1	—	—	(1)	—	—	—	—
Stock option exercises	81	1	—	—	1,573	—	—	—	1,574
Exchanges of noncontrolling interests for Class A common stock	2,002	20	(2,002)	—	11,200	—	180	(11,400)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(17,261)	—	—	—	(17,261)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	6,086	—	—	—	6,086
Repurchase of Class A common stock	(3)	—	—	—	(73)	—	—	—	(73)
Acquisition of subsidiary noncontrolling interests	—	—	—	—	2,850	—	—	(7,334)	(4,484)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,905)	—	(20)	2,925	—
Balances, June 30, 2017	68,140	$681	47,954	$1	$334,235	$(1,879)	$2,800	$245,187	$581,025

At June 30, 2017, noncontrolling interest represented the 41% ownership interest in Station Holdco not held by Red Rock, as well as a 50% ownership interest in MPM.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On August 4, 2017, the Company announced that it would pay a dividend of $6.8 million, or $0.10 per share of Class A common stock, to holders of record as of August 15, 2017 to be paid on August 31, 2017. Prior to the payment of the dividend, Station Holdco will pay a cash distribution to all LLC Unit holders, including the Company, of $0.10 per unit for a total distribution of approximately $11.6 million, of which $4.8 million will be paid to noncontrolling interest holders.
Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the six months ended June 30, 2017 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized Gain on Interest Rate Swaps	Unrealized Gain on Available-for-sale Securities	Unrecognized Pension Liability	Total
Balances, December 31, 2016	$2,404	$52	$2	$2,458
Unrealized (loss) gain arising during the period (a)	(702)	4	—	(698)
Amounts reclassified from accumulated other comprehensive income into income (b)	936	(56)	—	880
Net current-period other comprehensive income (loss)	234	(52)	—	182
Exchanges of noncontrolling interests for Class A common stock	180	—	—	180
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(20)	—	—	(20)
Balances, June 30, 2017	$2,798	$—	$2	$2,800
____________________________________

(a)	Net of $0.4 million tax benefit.

(b)	Net of $0.5 million tax expense.
Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to Red Rock Resorts, Inc.	$(25,920)	$5,653	$(6,137)	$63,292
Transfers from (to) noncontrolling interests:
Allocation of equity to noncontrolling interests of Station Holdco in the reorganization transactions	—	(362,908)	—	(362,908)
Exchanges of noncontrolling interests for Class A common stock	11,400	—	11,400	—
Acquisition of subsidiary noncontrolling interests	—	—	2,850	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2,388)	—	(2,925)	—
Net transfers from (to) noncontrolling interests	9,012	(362,908)	11,325	(362,908)
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$(16,908)	$(357,255)	$5,188	$(299,616)

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8.    Share-Based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11.6 million shares of Class A common stock are reserved for issuance under the plan, of which 5.0 million shares were available for issuance at June 30, 2017.
The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2017	222,487	$15.70	1,637,029	$19.71
Activity during the period:
Granted	258,143	21.92	3,276,164	21.76
Vested/exercised	(85,811)	11.89	(80,727)	19.50
Forfeited	(90,824)	20.23	(463,400)	21.07
Outstanding at June 30, 2017	303,995	$20.71	4,369,066	$21.11

The Company recognized share-based compensation expense of $2.3 million and $3.7 million, respectively, for the three and six months ended June 30, 2017 and $3.7 million and $4.3 million, respectively, for the three and six months ended June 30, 2016. At June 30, 2017, unrecognized share-based compensation cost was $28.7 million, which is expected to be recognized over a weighted-average period of 3.4 years.
9.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. For the three and six months ended June 30, 2017, write-downs and other charges, net were $8.8 million and $9.9 million, respectively. These amounts included $3.5 million in tenant lease termination expenses, as well as losses on fixed asset disposals of $5.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2017.
For the three and six months ended June 30, 2016, write-downs and other charges, net were $11.0 million and $13.3 million, respectively. Included in this amount was $7.8 million and $9.0 million, respectively, in IPO-related advisory, legal and other transaction-related costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the acquisition of Fertitta Entertainment. The Company also incurred $1.3 million in costs associated with various development and acquisition activities, including the acquisition of Palms Casino Resort completed during the fourth quarter of 2016.
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
The Company’s effective tax rates for the three and six months ended June 30, 2017 were 18.96% and 17.68%, respectively, as compared to 25.67% and 8.45%, respectively, for the three and six months ended June 30, 2016. The Company’s effective tax rate is significantly less than the statutory rate of 35% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. Station Holdco operates in Nevada, California and Michigan. Nevada does not impose a state income tax and the Company’s activities in California and Michigan are minimal; as a result, state income taxes do not have a significant impact on the Company’s effective rate. The effective tax rates for the three and six months ended June 30, 2016 are also lower than statutory rates because income for the period prior to the IPO was not taxable to the Company as it did not yet hold an equity interest in Station Holdco. The Company recognized an income tax benefit of $11.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and income tax expense of $7.5 million for the three and six months ended June 30, 2016.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company determined that the deferred tax asset related to acquiring its interest in Station Holdco through the newly issued LLC Units is not expected to be realized unless the Company disposes of its investment in Station Holdco. Accordingly, as part of the reorganization transactions in May 2016, the Company recognized a charge to equity to establish a $109.4 million valuation allowance against this portion of its deferred tax asset. The Company recognizes subsequent changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at June 30, 2017 and December 31, 2016, the valuation allowance was $101.3 million and $103.7 million, respectively.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their Holdco Units for Class A common stock, the tax receivable agreement requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At June 30, 2017 and December 31, 2016, the Company's liability under the tax receivable agreement was $275.3 million and $258.5 million, respectively, of which $0.9 million and $1.0 million was presented within current liabilities, respectively. As a result of exchanges of approximately 2.0 million LLC Units and Class B common shares for Class A common shares during the three months ended June 30, 2017, the Company recognized a $17.3 million increase in the liability.
The timing and amount of aggregate payments due under the tax receivable agreement may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The payment obligations under the tax receivable agreement are Red Rock’s obligations and are not obligations of Station Holdco or Station LLC. Payments are generally due within a specified period of time following the filing of the Company’s annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 5.00%.
The tax receivable agreement will remain in effect until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement. The tax receivable agreement will also terminate if the Company breaches its obligations under the tax receivable agreement or upon certain mergers, asset sales or other forms of business combinations, or other changes of control. If the Company exercises its right to terminate the tax receivable agreement, or if the tax receivable agreement is terminated early in accordance with its terms, Red Rock’s payment obligations would be accelerated based upon certain assumptions, including the assumption that the Company would have sufficient future taxable income to utilize such tax benefits.
11.    Related Party Transactions
Prior to April 27, 2017, the Company leased the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases which provided for monthly payments of $222,933 and $366,435, respectively, subject to future increases. The Company leased this land from entities owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust. Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman. On April 27, 2017, the Company acquired the land subject to the ground leases, including the residual interest in the gaming and hotel facilities and other real property improvements thereon, for aggregate consideration of $120.0 million. As a result of such acquisition and the termination of the ground leases, the Company recognized a charge of $98.4 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid by the Company and the acquisition date fair value of the land and residual interests. In addition, the transaction generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Under the tax receivable agreement described in Note 10, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At June 30, 2017 and December 31, 2016, $22.5 million and $21.6 million, respectively, of the Company’s liability under the tax receivable agreement was payable to related parties.
12.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. For the three and six months ended June 30, 2017, the Company incurred a net loss. As a result, all potentially dilutive securities, which included outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.
For purposes of calculating earnings per share for the three and six months ended June 30, 2016 the Company has retrospectively presented earnings per share as if the IPO had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects approximately 10 million Class A shares outstanding, representing certain LLC Units that were exchanged for shares of Class A common stock in connection with the IPO. Accordingly, for the three and six months ended June 30, 2016, the Company has applied a hypothetical allocation of net income to the Class A common stock, with the remainder of net income being allocated to noncontrolling interests. This hypothetical allocation of net income differs from the allocation of net income to Red Rock and noncontrolling interests presented in the Condensed Consolidated Statements of Operations, which assumes no noncontrolling interest in Station Holdco existed prior to the IPO.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(50,494)	$21,728	$(5,280)	$81,231
Less: net (loss) income attributable to noncontrolling interests	(24,574)	21,426	857	74,614
Net (loss) income attributable to Red Rock, basic and diluted	$(25,920)	$302	$(6,137)	$6,617

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares of Class A common stock outstanding, basic	67,311	30,031	66,506	19,960
Effect of dilutive securities	—	162	—	81
Weighted average shares of Class A common stock outstanding, diluted	67,311	30,193	66,506	20,041
The calculation of diluted (loss) earnings per share of Class A common stock excluded the following potentially dilutive shares because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares issuable in exchange for Class B common stock and LLC Units	47,954	74,427	47,954	74,427
Share issuable upon exercise of stock options	4,369	1,687	4,369	1,687
Shares issuable upon vesting of restricted stock	293	—	293	—

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues
Las Vegas operations	$371,492	$322,876	$757,730	$654,334
Native American management	30,543	27,320	60,648	53,807
Reportable segment net revenues	402,035	350,196	818,378	708,141
Corporate and other	1,458	1,290	2,847	2,592
Net revenues	$403,493	$351,486	$821,225	$710,733

Net (loss) income	$(50,494)	$21,728	$(5,280)	$81,231
Adjustments
Preopening	368	373	398	721
Depreciation and amortization	46,807	38,436	92,060	77,863
Share-based compensation	2,326	3,681	3,738	4,301
Write-downs and other charges, net	8,826	10,966	9,850	13,334
Related party lease termination	98,393	—	98,393	—
Interest expense, net	33,853	34,078	68,797	69,146
Loss on extinguishment/modification of debt, net	975	7,084	2,994	7,084
Change in fair value of derivative instruments	(3,330)	(90)	(3,369)	(87)
Adjusted EBITDA attributable to MPM noncontrolling interest	(6,418)	(5,211)	(11,056)	(9,332)
(Benefit) provision for income tax	(11,813)	7,502	(1,134)	7,502
Other	—	(1,133)	—	(1,133)
Adjusted EBITDA (a)	$119,493	$117,414	$255,391	$250,630

Adjusted EBITDA
Las Vegas operations	$104,711	$104,627	$225,277	$223,637
Native American management	22,695	20,096	46,012	40,528
Reportable segment Adjusted EBITDA	127,406	124,723	271,289	264,165
Corporate and other	(7,913)	(7,309)	(15,898)	(13,535)
Adjusted EBITDA	$119,493	$117,414	$255,391	$250,630

____________________________________

(a)
Adjusted EBITDA includes net (loss) income plus preopening, depreciation and amortization, share-based compensation, write-downs and other charges, net, related party lease termination, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments and income taxes, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

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
Overview
Red Rock Resorts, Inc. (“we,” “our,” “us,” or the “Company”) was formed as a Delaware corporation in September 2015 to manage and own an indirect equity interest in Station Casinos LLC (“Station LLC”). In May 2016, we completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco LLC (“Station Holdco,” and such units, the “LLC Units”), and outstanding LLC Units from existing members of Station Holdco. We own all of the outstanding voting interests in Station LLC and have an indirect economic interest in Station LLC through our ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market, including its recent acquisition of Palms Casino Resort (“Palms”) in October 2016. In addition, Station LLC manages Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California and Gun Lake Casino (‘‘Gun Lake’’) in Allegan County, Michigan, both on behalf of Native American tribes.
At June 30, 2017, we held approximately 59% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and were designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest. Station Holdco is our predecessor for accounting purposes and accordingly, for all periods prior to May 2, 2016, the financial information presented herein represents the information of the predecessor.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2016. In addition, based on preliminary data for June 2017 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.7% year-over-year increase in employment to 981,000 jobs which is an all-time high. This resulted in an unemployment rate of 5.1% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 47 consecutive months of year-over-year increases in taxable retail sales from July 2013 to May 2017. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 130% at June 2017 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2017	2016		2017	2016
Net revenues	$403,493	$351,486	14.8%	$821,225	$710,733	15.5%
Operating (loss) income	(31,229)	69,874	n/m	61,173	163,836	(62.7)%

Casino revenues	258,396	233,796	10.5%	521,368	473,567	10.1%
Casino expenses	103,170	88,986	15.9%	204,824	176,407	16.1%
Margin	60.1%	61.9%		60.7%	62.7%

Food and beverage revenues	75,303	66,408	13.4%	155,418	133,028	16.8%
Food and beverage expenses	55,059	44,501	23.7%	110,105	87,025	26.5%
Margin	26.9%	33.0%		29.2%	34.6%

Room revenues	44,641	32,979	35.4%	94,405	67,363	40.1%
Room expenses	18,239	11,893	53.4%	38,306	24,278	57.8%
Margin	59.1%	63.9%		59.4%	64.0%

Other revenues	23,699	17,705	33.9%	46,519	34,887	33.3%
Other expenses	9,079	6,305	44.0%	16,912	12,027	40.6%

Management fee revenue	30,676	27,455	11.7%	60,903	54,104	12.6%

Selling, general and administrative expenses	94,781	80,152	18.3%	189,204	155,242	21.9%
Percent of net revenues	23.5%	22.8%		23.0%	21.8%

Depreciation and amortization	46,807	38,436	21.8%	92,060	77,863	18.2%
Write-downs and other charges, net	8,826	10,966	(19.5)%	9,850	13,334	(26.1)%
Related party lease termination	98,393	—	n/m	98,393	—	n/m
Interest expense, net	33,853	34,078	(0.7)%	68,797	69,146	(0.5)%
Loss on extinguishment/modification of debt, net	975	7,084	n/m	2,994	7,084	n/m
Benefit (provision) for income tax	11,813	(7,502)	n/m	1,134	(7,502)	n/m
Net (loss) income attributable to noncontrolling interests	(24,574)	16,075	n/m	857	17,939	n/m
Net (loss) income attributable to Red Rock	(25,920)	5,653	n/m	(6,137)	63,292	n/m
____________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections. For the three and six months ended June 30, 2017, references to same-store basis represents results of operations excluding the impact of operations of Palms, which was acquired in the fourth quarter of 2016.
Net Revenues. Net revenues for the three and six months ended June 30, 2017 increased by 14.8% and 15.5%, respectively, as compared to the prior year periods primarily due to the acquisition of Palms. Same-store net revenues for the three and six months ended June 30, 2017, which are further discussed below, increased 3.5% and 3.6% as compared to the prior year periods, despite the negative impact related to construction disruption at Palace Station associated with the upgrade and expansion project that commenced during the fourth quarter of 2016.
Operating (Loss) Income. Operating loss was $31.2 million for the three months ended June 30, 2017 and operating income was $61.2 million for the six months ended June 30, 2017, and was negatively impacted by a $98.4 million loss on a related party lease termination during the second quarter, which is discussed further below. Operating income for the three and six months ended June 30, 2016 was $69.9 million and $163.8 million, respectively. Same-store operating income excluding the loss from the related party lease termination was $71.5 million and $159.3 million for the three and six months ended June 30, 2017, respectively. Components of operating income for the three and six month comparative periods are discussed below.
Casino.  Casino revenues increased by 10.5% and 10.1% for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods primarily due to the acquisition of Palms. Casino revenues on a same-store basis increased by 2.8% and 2.5% for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods due to higher slot, table games and race and sports revenue. The increase in slot revenue on a same-store basis for the three and six month periods was primarily attributable to a 2.6% and 2.0% increase in slot handle, respectively, as compared to the prior year periods. The increase in table games revenue on a same-store basis for the three and six months ended June 30, 2017 was primarily due to an increase in drop of 5.7% and 2.5%, respectively, as compared to the prior year periods. Race and sports revenue was higher on a same-store basis for the three and six months ended June 30, 2017 due to increases in volume.
For the three and six months ended June 30, 2017, casino expenses increased by 15.9% and 16.1%, respectively, as compared to the prior year periods as a result of the increase in revenues, as well as increases in gaming promotions and employee expenses.
Food and Beverage.  For the three and six months ended June 30, 2017, food and beverage revenue increased by 13.4% and 16.8%, respectively, as compared to the prior year periods largely due to the acquisition of Palms. Food and beverage revenue on a same-store basis remained relatively flat for the three months ended June 30, 2017 and increased 1.1% for the six months ended June 30, 2017, as compared to the prior year periods, primarily due to the opening of several new restaurants during the first half of 2016, partially offset by lower catering revenues in the current year periods. The average guest check increased 4.7% and 2.7% on a same-store basis for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods and same-store covers decreased by 3.5% and 1.4%, respectively, as compared to the prior year periods. Food and beverage expenses increased by 23.7% and 26.5% for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods due to the acquisition of Palms, the addition of the new restaurants and increases in employee expenses, as well as enhancements to our food and beverage product offerings and service levels.
Room.  Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Occupancy	91.5%	95.0%	91.8%	94.2%
Average daily rate	$91.28	$84.00	$96.74	$87.00
Revenue per available room	$83.48	$79.76	$88.82	$81.99
     For the three and six months ended June 30, 2017, room revenues increased by 35.4% and 40.1%, respectively, primarily due to the acquisition of Palms. ADR increased by 8.7% and 11.2%, respectively, as compared to the prior year periods, partially offset by a 3.5 and 2.4 percentage point decrease, respectively, in occupancy rate. Room revenues on a same-store basis increased 1.6% and 4.2% and same-store ADR increased 3.8% and 6.4%, respectively, as compared to the prior year periods. Room expenses also increased for the three and six months ended June 30, 2017 as compared to the prior year periods, primarily due to the acquisition of Palms, as well as increases in employee expenses.
Other.  Other primarily represents revenues and their corresponding expenses from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues increased by $6.0 million and $11.6 million for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods, and other expenses increased $2.8 million and $4.9 million for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods, primarily due to the acquisition of Palms.
Management Fee Revenue.  Management fee revenue primarily represents management and development fees earned from our management agreements with Graton Resort and Gun Lake. Management fee revenue increased 11.7% and 12.6% to $30.7 million and $60.9 million for the three and six months ended June 30, 2017, respectively, as compared to $27.5 million and $54.1 million, respectively, for the prior year periods. The increase was due to higher slot and table games revenue as well as the opening of an expansion at Graton Resort, which included a 200-room hotel, convention space and other resort amenities, in the fourth quarter of 2016. In addition, a portion of the casino expansion at Gun Lake opened in May 2017, and the remaining expansion is expected to open in September 2017. The Gun Lake management agreement expires in February 2018.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2017, SG&A expenses increased by $14.6 million and $34.0 million or 18.3% and 21.9%, respectively, as compared to the prior year periods, primarily due to SG&A expense of Palms, as well as higher employee expenses and additional costs associated with being a public company. These increases were partially offset by decreased rent expense due to the related party lease termination discussed further below and decreased advertising and promotions expense as compared to the prior year periods.
Depreciation and Amortization.  For the three and six months ended June 30, 2017, depreciation and amortization expense increased to $46.8 million and $92.1 million as compared to $38.4 million and $77.9 million for the prior year periods, respectively, primarily due to the acquisition of Palms, as well as accelerated depreciation related to the upgrade and expansion at Palace Station.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. For the three and six months ended June 30, 2017, write-downs and other charges, net were $8.8 million and $9.9 million, respectively. These amounts included $3.5 million in tenant lease termination expenses, as well as losses on fixed asset disposals of $5.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2017.
For the three and six months ended June 30, 2016, write-downs and other charges, net were $11.0 million and $13.3 million, respectively. Included in this amount was $7.8 million and $9.0 million, respectively, in IPO-related advisory, legal and other transaction-related costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition. We also incurred $1.3 million in costs associated with various development and acquisition activities, including the acquisition of Palms completed during the fourth quarter of 2016.
Related Party Lease Termination.  In April 2017, we purchased entities that own certain land on which Texas Station and Boulder Station are located for aggregate consideration of $120.0 million. The land was previously leased under long-term operating leases with a related party lessor. As a result of the land acquisition and the termination of the ground leases, we recognized a $98.4 million charge representing the difference between the aggregate consideration paid to the related party lessor and the acquisition date fair value of the land and residual interests acquired. In addition, the transaction generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco. Annual rent expense will decrease by approximately $7.1 million as a result of the land acquisition.
Interest Expense, net.  Interest expense, net decreased slightly to $33.9 million and $68.8 million, respectively, for the three and six months ended June 30, 2017 as compared to $34.1 million and $69.1 million, respectively, for the prior year periods. As a result of the credit facility repricings in January and May 2017, the redemption of $250.0 million in aggregate principal amount of the 7.50% Senior Notes in May 2017, and the repayment of the Restructured Land Loan, the weighted average interest rate on our outstanding debt decreased, which was offset by the impact of an increase in our outstanding indebtedness. Additional information about debt activity is included in Note 4 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three and six months ended June 30, 2017, we recorded $1.0 million and $3.0 million, respectively, net loss on extinguishment/modification of debt. During the three and six months ended June 30, 2017, we recognized a loss of $2.1 million and $4.1 million, respectively, related to the repricing and upsizing of the credit facility. During the three months ended June 30, 2017, we also recognized a loss on extinguishment/modification of debt of $13.8 million related to the redemption of the 7.50% Senior Notes, which was partially offset by a $14.9 million gain on debt extinguishment related to the Restructured Land Loan recognized in June 2017.
For the three and six months ended June 30, 2016, we recorded $7.1 million loss on extinguishment/modification of debt, primarily related to the refinancing of the prior credit facility in June 2016.

Benefit (Provision) for Income Tax. For the three and six months ended June 30, 2017, we recognized an income tax benefit of $11.8 million and $1.1 million, respectively, which was primarily attributable to the loss on related party lease termination in April 2017. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 18.96% and 17.68% for the three and six months ended June 30, 2017, respectively, was significantly less than the statutory rate. Income tax expense totaled $7.5 million for the three and six months ended June 30, 2016.
Net (Loss) Income Attributable to Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests for the three and six months ended June 30, 2017 represented the portion of net income attributable to the approximately 41% ownership interest in Station Holdco not held by us, as well as the portion of MPM Enterprises, LLC’s (“MPM”) net income that was not attributable to us. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2016 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us for the period from May 2, 2016 through June 30, 2016, as well as the portion of MPM’s net income that was not attributable to us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 for our two reportable segments and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues
Las Vegas operations	$371,492	$322,876	$757,730	$654,334
Native American management	30,543	27,320	60,648	53,807
Reportable segment net revenues	402,035	350,196	818,378	708,141
Corporate and other	1,458	1,290	2,847	2,592
Consolidated net revenues	$403,493	$351,486	$821,225	$710,733

Net (loss) income	$(50,494)	$21,728	$(5,280)	$81,231
Adjustments
Preopening	368	373	398	721
Depreciation and amortization	46,807	38,436	92,060	77,863
Share-based compensation	2,326	3,681	3,738	4,301
Write-downs and other charges, net	8,826	10,966	9,850	13,334
Related party lease termination	98,393	—	98,393	—
Interest expense, net	33,853	34,078	68,797	69,146
Loss on extinguishment/modification of debt, net	975	7,084	2,994	7,084
Change in fair value of derivative instruments	(3,330)	(90)	(3,369)	(87)
Adjusted EBITDA attributable to MPM noncontrolling interest	(6,418)	(5,211)	(11,056)	(9,332)
(Benefit) provision for income tax	(11,813)	7,502	(1,134)	7,502
Other	—	(1,133)	—	(1,133)
Adjusted EBITDA	$119,493	$117,414	$255,391	$250,630

Adjusted EBITDA
Las Vegas operations	$104,711	$104,627	$225,277	$223,637
Native American management	22,695	20,096	46,012	40,528
Reportable segment Adjusted EBITDA	127,406	124,723	271,289	264,165
Corporate and other	(7,913)	(7,309)	(15,898)	(13,535)
Adjusted EBITDA	$119,493	$117,414	$255,391	$250,630

The increase in Adjusted EBITDA for the three and six months ended June 30, 2017 as compared to the prior year periods is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net (loss) income plus preopening, depreciation and amortization, share-based compensation, write-downs and other charges, net, related party lease termination, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments and income taxes, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDA. Further, Adjusted EBITDA does not represent net (loss) income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to this measure may calculate EBITDA or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.
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
At June 30, 2017, we had $125.3 million in cash and cash equivalents used for the day-to-day operations of our properties. At June 30, 2017, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the credit facility, was $461.0 million, which was net of $190.0 million in outstanding borrowings and $34.0 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2017 include (i) principal and interest payments on Station LLC’s indebtedness totaling approximately $9.8 million and $49.9 million, respectively, (ii) approximately $125.0 million to $150.0 million for capital expenditures, which includes amounts related to the upgrade and expansion project at Palace Station and reinvestment in Palms, and (iii) distributions to noncontrolling interest holders of Station Holdco and dividends to our Class A common stockholders, including dividends of $6.8 million that we expect to pay on August 31, 2017.
We are obligated to make payments under the tax receivable agreement, which is described in Note 10 to the Condensed Consolidated Financial Statements. At June 30, 2017, such obligations totaled $275.3 million, of which $0.9 million is expected to be paid in the fourth quarter of 2017. Although the amount of any payments that must be made under the tax receivable agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
A summary of our cash flow information is presented below (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$102,530	$165,982
Investing activities	(132,681)	(82,756)
Financing activities	21,682	51,561
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the six months ended June 30, 2017, cash provided by operating activities was $102.5 million as compared to $166.0 million for the prior year period. Operating cash flows were negatively impacted by the $98.4 million loss on related party lease termination and additional costs associated with being a public company. These negative impacts were partially offset by operating results from Palms, which we acquired in October 2016, as well as improved operating results at our properties and our Native American managed properties as described under Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2017, capital expenditures were $101.9 million, which were primarily related to various renovation projects, including the upgrade and expansion project at Palace Station which commenced in October 2016, as well as the purchase of slot machines and related gaming equipment. During the same period, we paid $23.4 million to a related party to purchase the land subject to the ground leases on which each of Boulder Station and Texas Station is located. During the six months ended June 30, 2016, capital expenditures were $87.6 million and were primarily related to various renovation projects at our properties. In addition, during the same period, we collected $18.3 million of related party notes and we deposited $20.0 million into an escrow account in connection with the acquisition of Palms.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, we completed an aggregate $425.0 million upsizing and repricing of Station LLC’s credit facility and paid $20.9 million in related fees and costs. During the same period, we paid $105.1 million in full settlement of the outstanding principal owed under the Restructured Land Loan and to acquire outstanding warrants of CV Propco and NP Tropicana. During the six months ended June 30, 2017, we redeemed $250.0 million of the 7.50% Senior Notes and paid a redemption premium of $9.4 million. In addition, we paid $13.3 million in dividends to Class A common shareholders and $23.7 million in cash distributions, consisting of $16.9 million paid to the noncontrolling interest holders of Station Holdco and $6.8 million paid by MPM to its noncontrolling interest holders.
During the six months ended June 30, 2016, we received net proceeds from the IPO of approximately $532.0 million and used $112.5 million to purchase outstanding LLC Units from existing members of Station Holdco. In addition, Station LLC completed the purchase of Fertitta Entertainment, which included a deemed distribution of $389.1 million to Fertitta Entertainment’s equity holders. During the same period, Station LLC entered into a new credit facility with an initial principal balance of $1.725 billion, the proceeds of which were used to repay the principal balance outstanding under its prior credit facility. For the six months ended June 30, 2016, cash distributions totaled $100.5 million, consisting of $94.1 million paid to members of Station Holdco and $6.4 million paid by MPM to its noncontrolling interest holders.
Credit Facility Amendments
In January 2017, we amended Station LLC’s credit facility to increase the existing Term Loan B Facility by $125.0 million and reduce the applicable margins for LIBOR and base rate loans by 50 basis points. Station LLC used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under the Revolving Credit Facility and pay fees and costs incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings.
In May 2017, we amended Station LLC’s credit facility to increase the Term Loan B Facility by an additional $250.0 million. Station LLC applied the proceeds of the incremental borrowings under the Term Loan B Facility, together with cash on hand, to pay for the redemption of $250.0 million of its 7.50% Senior Notes and to pay fees and costs incurred in connection with the transactions. As a result of the January 2017 and May 2017 increases to the Term Loan B Facility, the required quarterly principal payments increased to $4.7 million. Depending on Station LLC’s consolidated leverage ratio, we are required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which reduces future quarterly principal payments.
Also in May 2017, we completed a series of amendments to Station LLC’s credit facility to increase the existing Term Loan A Facility by $50.0 million and reduce the applicable margins for LIBOR and base rate loans under the Revolving Credit Facility and Term Loan A Facility. As amended, the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio. Prior to the amendments, the Revolving Credit Facility and the Term Loan A Facility bore interest at a rate per annum, at Station LLC’s option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%.

Restructured Land Loan
In March 2017, we paid $61.8 million in full settlement of the $72.6 million outstanding principal amount owed to Deutsche Bank AG Cayman Islands Branch under the Restructured Land Loan. In June 2017, we repaid the remaining $43.3 million in outstanding principal amount owed to JPMorgan Chase Bank, N.A. under the Restructured Land Loan. Annual interest payments will decrease by approximately $3.6 million as a result of the repayment of the Restructured Land Loan.
7.50% Senior Notes
As noted above, in May 2017 we redeemed $250.0 million in aggregate principal amount of Station LLC’s 7.50% Senior Notes (the “Partial Notes Redemption”) at a redemption price equal to 103.75% of the principal amount of such notes. Following the Partial Notes Redemption, $250.0 million in aggregate principal amount of 7.50% Senior Notes remain outstanding. Annual interest payments will decrease by approximately $10.0 million as a result of the Partial Notes Redemption.
Restrictive Covenants
During the six months ended June 30, 2017, there were no changes in the covenants included in Station LLC’s credit facility or the indenture governing the 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that as of June 30, 2017, Station LLC was in compliance with the covenants contained in the credit facility and the indenture governing the 7.50% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 5 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2017, we had outstanding letters of credit and similar obligations totaling $34.0 million.
Contractual Obligations
During the six months ended June 30, 2017, changes in our indebtedness, hedging activity, lease obligations and tax receivable agreement liability caused a material change to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016. The impact of these changes is summarized in the table below (amounts in millions):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$71.3	$118.3	$689.4	$1,687.7	$2,566.7
Interest on long-term debt and interest rate swaps (b)	98.8	203.2	155.0	56.9	513.9
Operating leases	3.0	6.1	9.0	213.1	231.2
Obligation under the tax receivable agreement	0.9	18.6	17.1	238.7	275.3
____________________________________________________________

(a)	Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at June 30, 2017.

(b)	Includes contractual interest payments based on outstanding amounts and interest rates in effect at June 30, 2017 and projected net cash payments on our interest rate swaps.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent regular legislative session ended in June 2017. There are currently no specific proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 12 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 4 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 5 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.
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
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and by using interest rate swaps to hedge against the earnings effects of interest rate fluctuations. At June 30, 2017, $2.3 billion of the outstanding borrowings under our credit facility was based on variable rates, primarily LIBOR, plus applicable margins. See Note 4 to the Condensed Consolidated Financial Statements for additional information about our long-term debt.
Following is information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at June 30, 2017 (dollars in millions):

	Expected maturities during the twelve months ending June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$2.7	$2.4	$2.6	$252.7	$2.9	$18.4	$281.7	$291.4
Weighted-average interest rate	3.96%	3.60%	3.60%	7.46%	3.60%	3.69%

Variable rate (a)	$68.6	$37.7	$75.6	$419.7	$14.1	$1,669.3	$2,285.0	$2,282.7
Weighted-average interest rate	3.39%	3.35%	3.40%	3.19%	3.45%	3.45%
____________________________________________________________

(a)	Based on variable interest rates and margins in effect at June 30, 2017.
The weighted-average interest rates for variable-rate debt shown in the long-term debt table above were calculated using the rates in effect at June 30, 2017. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at June 30, 2017, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $12.5 million, after giving effect to our interest rate swaps.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. Our interest rate swaps are matched with specific debt obligations and are not used for trading or speculative purposes. At June 30, 2017, our variable-to-fixed interest rate swaps effectively hedged the interest rate risk on $1.0 billion of the borrowings under our credit agreements.
On June 30, 2017, we dedesignated the hedge accounting relationships of our interest rate swaps that were previously designated as cash flow hedges of forecasted interest payments. Although we will no longer apply hedge accounting to these interest rate swaps, they continue to meet our risk management objectives by achieving fixed cash flows attributable to interest payments on the debt principal being hedged. See Note 5 to the Condensed Consolidated Financial Statements for detailed information about our interest rate swaps.
Interest rate movements affect the fair value of our interest rate swaps. We determine the fair values of our interest rate swaps using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods. As a result of our election to discontinue hedge accounting, changes in the fair values of the previously designated interest rate swaps will be recognized in our Consolidated Statements of Operations in the period of change, which could result in earnings volatility in future periods.
We are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at June 30, 2017.

Following is information about the combined notional amount and weighted average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the combined net asset at June 30, 2017 (dollars in millions):

	Contractual maturities during the twelve months ending June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$44.1	$52.3	$54.9	$885.9	$—	$—	$1,037.2	$11.9
Fixed interest rate payable (a)	1.18%	1.46%	1.73%	1.94%	—%	—%
Variable interest rate receivable (b)	1.09%	1.09%	1.09%	1.09%	—%	—%
____________________________________________________________

(a)	Represents the weighted average fixed interest rate payable on our interest rate swaps.

(b)	Represents the variable receive rate in effect at June 30, 2017.
There have been no other material changes in our market risk from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.        Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2017. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In April and May 2017, we issued an aggregate of 1,628,910 and 372,973 shares, respectively, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits

(a)	Exhibits
No. 10.1—Second Amendment to Credit Agreement dated as of April 5, 2017, by and among Station Casinos LLC, the guarantors party thereto, Red Rock Resorts, Inc., Station Holdco LLC, the lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 6, 2017.)
No. 10.2—Incremental Joinder Agreement No. 2 and Third Amendment to Credit Agreement dated as of May 2, 2017, by and among Station Casinos LLC, the guarantors party thereto, Red Rock Resorts, Inc., Station Holdco LLC, each of the Incremental Term A-3 Facility Lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 3, 2017.)
No. 10.3—Incremental Joinder Agreement No. 3 dated as of May 10, 2017, by and among Station Casinos LLC, the guarantors party thereto, Red Rock Resorts, Inc., Station Holdco LLC, each of the Incremental Term B Lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 10, 2017.)
No. 10.4—Supplemental Indenture dated as of July 25, 2017 by and among Palms Leaseco LLC, NP Landco Holdco LLC, NP Tropicana LLC, CV Propco LLC, Station Casinos LLC and Wells Fargo Bank, National Association as trustee.
No. 10.5—Employment Agreement, dated as of March 1, 2017 among Red Rock Resorts, Inc., Station Casinos LLC and Joseph J. Hasson.
No. 10.6—Employment Agreement, dated as of May 25, 2017 among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch.
No. 10.7—Consulting Agreement dated as of May 24, 2017 by and between Station Casinos, LLC and Marc J. Falcone.
No. 10.8—Consulting Agreement dated as of May 15, 2017 by and between Station Casinos LLC and Daniel Roy.
No. 10.9—Credit Agreement Joinder Agreement dated as of July 25, 2017 by and among Palms Leaseco LLC, NP Landco Holdco LLC, NP Tropicana LLC, CV Propco, LLC and Deutsche Bank AG Cayman Islands Branch, as administrative agent.
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	August 9, 2017	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)