Form 10-Q
period 2017-09-30
Red Rock Resorts, Inc.
filed 2017-11-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Class A Common Stock, $0.01 par value	68,728,266
Class B Common Stock, $0.00001 par value	47,414,413

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,427	$133,776
Restricted cash	264,408	2,377
Receivables, net	41,825	43,547
Income tax receivable	6,982	7,698
Inventories	11,460	11,956
Prepaid gaming tax	22,186	20,066
Prepaid expenses and other current assets	17,222	11,401
Assets held for sale	4,290	19,020
Total current assets	590,800	249,841
Property and equipment, net of accumulated depreciation of $663,592 and $566,081 at September 30, 2017 and December 31, 2016, respectively	2,490,210	2,438,129
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $100,388 and $87,471 at September 30, 2017 and December 31, 2016, respectively	132,982	149,199
Land held for development	177,182	163,700
Investments in joint ventures	10,158	10,572
Native American development costs	16,960	14,844
Deferred tax asset, net	252,114	244,466
Other assets, net	61,576	59,728
Total assets	$3,927,658	$3,526,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,417	$30,710
Accrued interest payable	4,491	15,841
Other accrued liabilities	155,390	153,142
Current portion of payable pursuant to tax receivable agreement	—	1,021
Current portion of long-term debt	277,990	46,063
Total current liabilities	459,288	246,777
Long-term debt, less current portion	2,587,246	2,376,238
Deficit investment in joint venture	2,271	2,307
Other long-term liabilities	11,584	10,041
Payable pursuant to tax receivable agreement, net of current portion	280,074	257,440
Total liabilities	3,340,463	2,892,803
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 68,726,966 and 65,893,439 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	687	659
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 47,414,413 and 49,956,296 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	335,632	329,002
Retained earnings	3,087	17,628
Accumulated other comprehensive income	2,600	2,458
Total Red Rock Resorts, Inc. stockholders’ equity	342,007	349,748
Noncontrolling interest	245,188	283,604
Total stockholders’ equity	587,195	633,352
Total liabilities and stockholders’ equity	$3,927,658	$3,526,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues:
Casino	$263,153	$232,584	$784,521	$706,151
Food and beverage	71,658	63,551	227,076	196,579
Room	43,118	32,192	137,523	99,555
Other	24,018	17,463	70,537	52,350
Management fees	29,602	27,702	90,505	81,806
Gross revenues	431,549	373,492	1,310,162	1,136,441
Promotional allowances	(31,179)	(26,352)	(88,567)	(78,568)
Net revenues	400,370	347,140	1,221,595	1,057,873
Operating costs and expenses:
Casino	104,945	90,088	309,769	266,495
Food and beverage	51,555	44,888	161,660	131,913
Room	17,473	12,036	55,779	36,314
Other	9,526	6,411	26,438	18,438
Selling, general and administrative	98,515	82,739	287,719	237,981
Preopening	307	10	705	731
Depreciation and amortization	42,661	36,240	134,721	114,103
Write-downs and other charges, net	15,146	1,379	24,996	14,713
Related party lease termination	1,950	—	100,343	—
Asset impairment	1,829	—	1,829	—
	343,907	273,791	1,103,959	820,688
Operating income	56,463	73,349	117,636	237,185
Earnings from joint ventures	407	346	1,242	1,386
Operating income and earnings from joint ventures	56,870	73,695	118,878	238,571
Other (expense) income:
Interest expense, net	(31,330)	(35,275)	(100,127)	(104,421)
Loss on extinguishment/modification of debt, net	(558)	(186)	(3,552)	(7,270)
Change in fair value of derivative instruments	(310)	—	3,059	87
	(32,198)	(35,461)	(100,620)	(111,604)
Income before income tax	24,672	38,234	18,258	126,967
Provision for income tax	(2,364)	(4,790)	(1,230)	(12,292)
Net income	22,308	33,444	17,028	114,675
Less: net income attributable to noncontrolling interests	10,528	25,172	11,385	43,111
Net income attributable to Red Rock Resorts, Inc.	$11,780	$8,272	$5,643	$71,564

Earnings per common share (Note 12):
Earnings per share of Class A common stock, basic	$0.17	$0.20	$0.08	$0.55
Earnings per share of Class A common stock, diluted	$0.16	$0.20	$0.07	$0.55

Weighted average common shares outstanding:
Basic	68,060	41,137	67,030	27,070
Diluted	115,941	41,288	115,877	27,174

Dividends declared per common share	$0.10	$0.10	$0.30	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,308	$33,444	$17,028	$114,675
Other comprehensive (loss) income, net of tax:
(Loss) gain on interest rate swaps:
Unrealized loss arising during period	—	(206)	(1,491)	(6,700)
Reclassification into income	(496)	1,715	1,515	2,953
(Loss) gain on interest rate swaps recognized in other comprehensive (loss) income	(496)	1,509	24	(3,747)
Gain (loss) on available-for-sale securities:
Unrealized gain arising during period	—	121	8	159
Reclassification into income	—	—	(120)	—
Gain (loss) on available-for-sale securities recognized in other comprehensive (loss) income	—	121	(112)	159
Other comprehensive (loss) income, net of tax	(496)	1,630	(88)	(3,588)
Comprehensive income	21,812	35,074	16,940	111,087
Less: comprehensive income attributable to noncontrolling interests	10,265	26,231	11,348	40,631
Comprehensive income attributable to Red Rock Resorts, Inc.	$11,547	$8,843	$5,592	$70,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,028	$114,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,721	114,103
Change in fair value of derivative instruments	(3,059)	(87)
Reclassification of unrealized loss on derivative instruments into income	1,897	3,333
Write-downs and other charges, net	17,437	1,464
Asset impairment	1,829	—
Amortization of debt discount and debt issuance costs	13,210	13,315
Interest-paid in kind	—	2,130
Share-based compensation	5,727	5,714
Settlement of liability-classified equity awards	—	(18,739)
Earnings from joint ventures	(1,242)	(1,386)
Distributions from joint ventures	761	829
Loss on extinguishment/modification of debt, net	3,552	7,270
Deferred income tax	84	5,250
Changes in assets and liabilities:
Restricted cash	(2,656)	—
Receivables, net	2,069	(738)
Interest on related party notes receivable	—	(247)
Inventories and prepaid expenses	(5,148)	(2,669)
Accounts payable	(4,226)	8,091
Accrued interest payable	(11,269)	(5,775)
Income tax payable/receivable, net	716	1,849
Other accrued liabilities	3,302	(10,709)
Other, net	4,171	1,377
Net cash provided by operating activities	178,904	239,050
Cash flows from investing activities:
Capital expenditures, net of related payables	(168,012)	(119,506)
Proceeds from asset sales	986	8,326
Acquisition of land from related party	(23,440)	—
Proceeds from repayment of related party notes receivable	—	18,330
Funding of business acquisition	—	(314,168)
Distributions in excess of earnings from joint ventures	859	842
Native American development costs	(2,489)	(1,754)
Net settlement of derivative instruments	345	—
Other, net	(7,625)	(1,566)
Net cash used in investing activities	(199,376)	(409,496)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	800,592	1,847,500
Payments under credit agreements with original maturity dates greater than three months	(627,453)	(1,475,176)
Payments under credit agreements with original maturity dates of three months or less, net	—	(53,900)
Proceeds from issuance of 5.00% Senior Notes	550,000	—
Partial redemption of 7.50% Senior Notes	(250,000)	—
Advanced funding of notes redemption to restricted cash	(259,375)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discount and offering costs	—	531,949
Purchase of LLC Units from existing owners—deemed distribution	—	(112,474)
Purchase of Fertitta Entertainment—deemed distribution	—	(389,054)
Cash paid for early extinguishment of debt	(9,401)	—
Proceeds from exercise of stock options	2,292	—
Distributions to members and noncontrolling interests	(32,288)	(114,691)
Dividends	(20,130)	(4,114)
Payment of debt issuance costs	(29,379)	(39,815)
Payments on derivative instruments with other-than-insignificant financing elements	—	(10,831)
Payments on other debt	(4,627)	(22,142)
Acquisition of subsidiary noncontrolling interests	(4,484)	—
Other, net	(6,624)	(7,100)
Net cash provided by financing activities	109,123	150,152
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	88,651	(20,294)
Balance, beginning of period	133,776	116,623
Balance, end of period	$222,427	$96,329
Supplemental cash flow disclosures:
Cash paid for interest, net of $508 and $0 capitalized, respectively	$96,383	$94,813
Cash paid for income taxes	$430	$5,193
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$22,364	$27,408

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
At September 30, 2017, the Company held approximately 59% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and was designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is a subchapter C corporation subject to federal income taxes and state income taxes in California and Michigan.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
The amounts shown in the accompanying condensed consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that manages Gun Lake Casino. The financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM, and as such, is MPM’s primary beneficiary. The assets of MPM reflected in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 included a management contract intangible asset with a carrying amount of $3.9 million and $11.5 million, respectively, and management fees receivable of $3.8 million and $3.3 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company. The Gun Lake Casino management agreement expires in February 2018.
The Company has investments in three 50% owned smaller casino properties, which are accounted for using the equity method. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued and Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amended guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amended guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company expects to adopt this guidance in the first quarter of 2019 and does not expect its adoption to have a material impact on the Company’s financial position or results of operations.
In May 2017, the FASB issued accounting guidance that amends the scope of modification accounting for share-based payment arrangements. The amended guidance clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, and early application is permitted. The Company expects to adopt this guidance in the first quarter of 2018. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.
In January 2017, the FASB issued amended accounting guidance to simplify the test for goodwill impairment. The amended guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, and the impairment charge is limited to the amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company will adopt this guidance in the fourth quarter of 2017 in conjunction with its annual goodwill impairment test. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.
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
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Upon adoption,

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018 and expects to elect the full retrospective adoption method. Under the new standard, the current presentation of gross revenues for complementary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances will be eliminated. In addition, the Company will be required to recognize a liability for the retail value of its performance obligations for points earned by guests under the Company’s player rewards program (“Rewards Program”). Currently, the Company records a liability and a charge to casino expense for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed. Upon adoption, the Company’s liability for performance obligations under the Rewards Program is expected to be recognized primarily as a reduction to casino revenue. When points are redeemed, revenues and expenses will be recognized and classified based on the goods and services provided and the associated liability will be relieved. The Company is currently evaluating the quantitative effects of the new standard on its financial statements and related disclosures.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the condensed consolidated financial statements. During the three and nine months ended September 30, 2017, approximately 0.5 million and 2.5 million, respectively, of LLC Units and Class B common shares held by noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. For the three and nine months ended September 30, 2017, the exchanges resulted in a $4.6 million and $21.8 million increase, respectively, in amounts payable under the tax receivable agreement liability, which is described in Note 10, and an increase to deferred tax assets of $1.6 million and $7.7 million, respectively. The changes to the tax receivable agreement liability and deferred tax assets were both recorded through equity.
Following is a summary of LLC Unit ownership:

	September 30, 2017		December 31, 2016
	Units	Ownership %	Units	Ownership %
Red Rock	68,726,966	59.2%	65,893,439	56.9%
Noncontrolling interest holders	47,414,413	40.8%	49,956,296	43.1%
Total	116,141,379	100.0%	115,849,735	100.0%

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through September 30, 2017, the Company has paid approximately $32.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2017, the carrying amount of the advances was $17.0 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at September 30, 2017. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at September 30, 2017 of each of the critical milestones necessary to complete the North Fork Project.

As of September 30, 2017
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
Tribal-state compact
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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint in the United States District Court for the District of Columbia against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision to the United States Court of Appeals for the District of Columbia Circuit, which heard oral argument on the appeal on October 13, 2017.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, an appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the Tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions in the Supreme Court of California seeking review of the appellate court’s decision. In March 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. The United Auburn case is expected to be fully briefed in November 2017 after which a hearing will be scheduled.
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
Picayune Rancheria of Chukchansi Indians v. United States Department of the Interior. In July 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI. The complaint sought a declaration that the North Fork Site did not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore was not eligible for gaming. It also sought a declaration that the North Fork Determination had expired because the legislature never ratified Governor Brown’s concurrence, and sought injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site. The Mono filed a motion to intervene in September 2016, which was subsequently granted. The Mono and federal defendants filed motions for summary judgment in March 2017. On August 8, 2017, Picayune filed a brief arguing that the court should stay the proceedings in light of the Fifth District Court's decision in Stand Up for California! v. Brown and the appeal pending in the California Supreme Court. On August 18, 2017, the court denied the Picayune’s motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. Picayune has not filed a timely notice of appeal.
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017.
4.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2017	December 31, 2016
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (3.74% and 3.75% at September 30, 2017 and December 31, 2016, respectively), net of unamortized discount and deferred issuance costs of $55.4 million and $42.9 million at September 30, 2017 and December 31, 2016, respectively	$1,777,919	$1,449,591
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.24% and 3.20% at September 30, 2017 and December 31, 2016, respectively), net of unamortized discount and deferred issuance costs of $5.6 million and $7.4 million at September 30, 2017 and December 31, 2016, respectively	266,952	211,978
$781 million Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.44% weighted average at December 31, 2016)	—	120,000
5.00% Senior Notes, due October 1, 2025, net of deferred issuance costs of $6.4 million at September 30, 2017	543,604	—
7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $4.0 million and $9.4 million at September 30, 2017 and December 31, 2016, respectively	246,021	490,568
Restructured Land Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (5.27% at December 31, 2016), net of unamortized discount of $0.6 million at December 31, 2016	—	115,378
Other long-term debt, weighted-average interest of 3.65% and 3.92% at September 30, 2017 and December 31, 2016, respectively, maturity dates ranging from 2027 to 2037	30,740	34,786
Total long-term debt	2,865,236	2,422,301
Current portion of long-term debt	(277,990)	(46,063)
Total long-term debt, net	$2,587,246	$2,376,238

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
Also in May 2017, Station LLC completed a series of amendments to its credit facility to increase the existing Term Loan A Facility by $50.0 million and reduce the applicable margins for LIBOR and base rate loans under the Revolving Credit Facility and Term Loan A Facility. As amended, the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio. Prior to the amendments, the Revolving Credit Facility and the Term Loan A Facility bore interest at a rate per annum, at Station LLC’s option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments and as a result, Station LLC capitalized $1.3 million in related fees and costs and recognized a $2.1 million loss on debt extinguishment and modification, which was primarily related to the write-off of unamortized debt discount related to the extinguished debt.
In September 2017, Station LLC amended its credit facility to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the Revolving Credit Facility by one year to June 8, 2022; (b) set the required quarterly principal payments on the Term Loan A to approximately $3.4 million, payable on the last day of each quarter beginning on December 31, 2017; (c) increase the outstanding amount of the Term A Facility to approximately $272.5 million; (d) increase the outstanding borrowing availability of the Revolving Credit Facility to $781.0 million and (e) modify the maximum consolidated total leverage ratio requirements. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments and as a result, Station LLC capitalized $2.8 million in related fees and costs and recognized a $0.6 million loss on debt extinguishment and modification.
The credit facility governing Station LLC’s term loans and revolver contains a number of customary covenants including the requirements that Station LLC maintain throughout the term of the credit facility and measured as of the end of each quarter a minimum interest coverage ratio of 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at September 30, 2017 to 5.25 to 1.00 at December 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term B Loan Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At September 30, 2017, Station LLC’s interest coverage ratio was 4.58 to 1.00 and its consolidated total leverage ratio was 5.00 to 1.00, both as defined in the credit facility. The Company believes it was in compliance with all applicable covenants at September 30, 2017.
Revolving Credit Facility Availability
At September 30, 2017, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of its credit facility, was $747.0 million, which was net of $34.0 million in outstanding letters of credit and similar obligations.
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
5.00% Senior Notes
In September 2017, Station LLC issued $550.0 million in aggregate principal amount of 5.00% Senior Notes due October 1, 2025 at par. Interest on the 5.00% Senior Notes will be paid every six months in arrears on April 1 and October 1, commencing April 1, 2018.
The 5.00% Senior Notes and the guarantees of such notes by certain of Station LLC’s subsidiaries are general senior unsecured obligations.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On or after October 1, 2020, Station LLC may redeem all or a portion of the 5.00% Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest to the applicable redemption date:

Years Beginning October 1,	Percentage
2020	102.50%
2021	101.25%
2022 and thereafter	100.00%
The indenture governing the 5.00% Senior Notes requires Station LLC to offer to purchase the 5.00% Senior Notes at a purchase price in cash equal to 101.00% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if Station LLC experiences certain change of control events (as defined in the indenture). The indenture also requires Station LLC to make an offer to repurchase the 5.00% Senior Notes at a purchase price equal to 100.00% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the indenture) from certain asset sales.
The indenture governing the 5.00% Senior Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 5.00% Senior Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or make investments or pay distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture governing the 5.00% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 5.00% Senior Notes to be declared due and payable.
7.50% Senior Notes
As noted above, in May 2017, Station LLC redeemed $250.0 million in aggregate principal amount of its 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Following the redemption, $250.0 million in aggregate principal amount of 7.50% Senior Notes remained outstanding. Station LLC recognized a $13.8 million loss on debt extinguishment related to the 7.50% Senior Notes redemption, primarily comprising the write-off of $4.4 million in unamortized debt discount and issuance costs related to the extinguished debt and the redemption premium of $9.4 million.
On October 9, 2017, (the “Redemption Date”), a portion of the proceeds of the sale of the 5.00% Senior Notes was applied to redeem the remaining $250.0 million in outstanding principal amount of the 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Upon issuance of the 5.00% Senior Notes, approximately $261.4 million, representing $250.0 million in outstanding principal, the $9.4 million redemption premium and accrued and unpaid interest through the Redemption Date, was irrevocably deposited in trust with the paying agent to fund the redemption of the 7.50% Senior Notes. Accordingly, at September 30, 2017, the $261.4 million in funds held in trust was classified as restricted cash and the entire outstanding principal balance under the 7.50% Senior Notes was included in current portion of long-term debt on the Condensed Consolidated Balance Sheet. On the Redemption Date, Station LLC recognized a $13.4 million loss on debt extinguishment comprising the write-off of $4.0 million in unamortized debt discount and issuance costs and the $9.4 million redemption premium.
5.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, Station LLC uses interest rate swaps, including forward-starting swaps, as a primary part of its cash flow hedging strategy, which involves the receipt of variable-rate interest payments in exchange for fixed-rate payments without exchange of the underlying notional amount. The Company may elect not to apply hedge accounting to its derivative instruments; however, it does not use derivative financial instruments for trading or speculative purposes.
On June 30, 2017, the Company dedesignated the hedge accounting relationships of Station LLC’s 16 interest rate swaps that were previously designated as cash flow hedges of forecasted interest payments. The 16 interest rate swaps are with four different counterparties and have maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively which began in July 2016 and will end in July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swaps. Station LLC paid a weighted-average fixed rate of 0.85% during the first one-year term that ended in July 2017, which increased to a weighted-average rate of approximately 1.11% during the second year term ending in July 2018 and will increase to 1.39%, and 1.69% in the third and fourth one-year terms, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In June 2017, Station LLC entered into eight additional interest rate swaps for which hedge accounting was not elected. These swaps are also intended to meet the Company’s objectives noted above and are not speculative. The eight interest rate swaps are with two different counterparties and have maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively which began July 2017 and will end in July 2021 with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swaps. Station LLC pays a weighted-average fixed rate of 1.32% during the first one-year term ending in July 2018, which will increase to a weighted-average rate of approximately 1.59%, 1.78% and 1.94% during the second, third and fourth one-year terms, respectively.
At September 30, 2017, Station LLC’s interest rate swaps effectively converted $1.6 billion of Station LLC’s variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.68%.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	September 30, 2017	December 31, 2016
Interest Rate Swaps Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$—	$19
Other assets, net	—	10,661
Other accrued liabilities	—	8
Interest Rate Swaps Not Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	2,788	—
Other assets, net	8,586	—
As a result of (i) the June 2017 dedesignation of Station LLC’s 16 interest rate swaps previously designated in cash flow hedging relationships and (ii) the Company’s election not to apply hedge accounting to its eight new interest rate swaps, the changes in fair value of all of Station LLC’s derivative instruments are reflected in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income in the period in which the change occurs. As such, interest expense for periods subsequent to the dedesignation does not reflect a fixed rate as it previously did under hedge accounting for that portion of the debt hedged. However, the economics are unchanged and the Company continues to meet its risk management objective and achieve fixed cash flows attributable to interest payments on the debt principal being hedged by its interest rate swaps.
Prior to dedesignation, Station LLC’s 16 interest rate swaps were designated as cash flow hedges of forecasted interest payments and as such, the gain or loss on the effective portion of changes in their fair values was recorded as a component of other comprehensive income (loss) until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive income (loss) were reclassified as an adjustment to interest expense. The Company recognized the gain or loss on any ineffective portion of the derivatives’ change in fair value in the period in which the change occurred as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income. At September 30, 2017, $7.8 million of cumulative deferred gains previously recognized in accumulated other comprehensive income are being amortized as a reduction of interest expense as the hedged interest payments continue to occur through July 2020 as a result of the June 2017 dedesignation.
At September 30, 2017, approximately $2.9 million of deferred net gains from Station LLC’s previously designated interest rate swaps is expected to be reclassified from accumulated other comprehensive income into earnings during the next twelve months due to the amortization of deferred gains from the interest rate swaps that were dedesignated on June 30, 2017.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships and their location within the condensed consolidated financial statements is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$—	$(219)	Interest expense, net	$624	$(1,732)	Change in fair value of derivative instruments	$—	$—

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$(1,875)	$(7,346)	Interest expense, net	$(1,897)	$(3,333)	Change in fair value of derivative instruments	$2	$87
Information about pretax gains on derivative financial instruments that were not designated in hedge accounting relationships and their location within the Condensed Consolidated Statements of Income is presented below (amounts in thousands):

Derivatives Not Designated in Cash Flow Hedging Relationships	Location of (Loss) Gain on Derivatives Recognized in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Interest rate swaps	Change in fair value of derivative instruments	$(310)	$—	$3,057	$—
Station LLC has not posted any collateral related to the interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the credit facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the credit facility. At September 30, 2017, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $11.3 million.

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

		Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$11,374	$—	$11,374	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$248	$248	$—	$—
Interest rate swaps	10,680	—	10,680	—
Liabilities
Interest rate swaps	8	—	8	—
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
Assets Measured at Fair Value on a Nonrecurring Basis
In September 2017, the Company recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. At September 30, 2017, the land subject to the agreement was presented within assets held for sale in the Condensed Consolidated Balance Sheet. In addition, another parcel of undeveloped land in Las Vegas with a carrying amount at December 31, 2016 of $19.0 million that was presented within assets held for sale was reclassified to land held for development at September 30, 2017 because it was no longer probable that the sale would be completed within one year.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2017	December 31, 2016
Aggregate fair value	$2,944	$2,521
Aggregate carrying amount	2,865	2,422
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7.    Stockholders’ Equity
The changes in stockholders' equity and noncontrolling interest for the nine months ended September 30, 2017 were as follows (amounts in thousands):

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2016	65,893	$659	49,956	$1	$329,002	$17,628	$2,458	$283,604	$633,352
Net income	—	—	—	—	—	5,643	—	11,385	17,028
Other comprehensive loss, net of tax	—	—	—	—	—	—	(51)	(37)	(88)
Share-based compensation	—	—	—	—	5,778	—	—	—	5,778
Distributions	—	—	—	—	—	—	—	(32,288)	(32,288)
Dividends	—	—	—	—	—	(20,184)	—	—	(20,184)
Issuance of restricted stock awards, net of forfeitures	177	2	—	—	(2)	—	—	—	—
Stock option exercises	118	1	—	—	2,291	—	—	—	2,292
Exchanges of noncontrolling interests for Class A common stock	2,542	25	(2,542)	—	13,888	—	218	(14,131)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(21,841)	—	—	—	(21,841)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	7,704	—	—	—	7,704
Repurchase of Class A common stock	(3)	—	—	—	(74)	—	—	—	(74)
Acquisition of subsidiary noncontrolling interests	—	—	—	—	2,850	—	—	(7,334)	(4,484)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,964)	—	(25)	3,989	—
Balances, September 30, 2017	68,727	$687	47,414	$1	$335,632	$3,087	$2,600	$245,188	$587,195

At September 30, 2017, noncontrolling interest represented the 41% ownership interest in Station Holdco not held by Red Rock, as well as a 50% ownership interest in MPM.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On November 3, 2017, the Company announced that it would pay dividends of $6.9 million, or $0.10 per share of Class A common stock, to holders of record as of November 15, 2017 to be paid on November 30, 2017. Prior to the payment of the dividend, Station Holdco will pay a cash distribution to all LLC Unit holders, including the Company, of $0.10 per unit for a total distribution of approximately $11.6 million, of which $4.7 million will be paid to noncontrolling interest holders.
Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the nine months ended September 30, 2017 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized Gain on Interest Rate Swaps	Unrealized Gain on Available-for-sale Securities	Unrecognized Pension Liability	Total
Balances, December 31, 2016	$2,404	$52	$2	$2,458
Unrealized (loss) gain arising during the period (a)	(702)	4	—	(698)
Amounts reclassified from accumulated other comprehensive income into income (b)	703	(56)	—	647
Net current-period other comprehensive income (loss)	1	(52)	—	(51)
Exchanges of noncontrolling interests for Class A common stock	218	—	—	218
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(25)	—	—	(25)
Balances, September 30, 2017	$2,598	$—	$2	$2,600
____________________________________

(a)	Net of $0.4 million tax benefit.

(b)	Net of $0.4 million tax expense.
Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Red Rock Resorts, Inc.	$11,780	$8,272	$5,643	$71,564
Transfers from (to) noncontrolling interests:
Allocation of equity to noncontrolling interests of Station Holdco in the reorganization transactions	—	—	—	(362,908)
Exchanges of noncontrolling interests for Class A common stock	2,731	—	14,131	—
Acquisition of subsidiary noncontrolling interests	—	—	2,850	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,064)	451	(3,989)	451
Net transfers from (to) noncontrolling interests	1,667	451	12,992	(362,457)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$13,447	$8,723	$18,635	$(290,893)

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11.6 million shares of Class A common stock are reserved for issuance under the plan, of which 5.0 million shares were available for issuance at September 30, 2017.
The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2017	222,487	$15.70	1,637,029	$19.71
Activity during the period:
Granted	285,097	21.95	3,519,627	21.80
Vested/exercised	(99,776)	11.18	(117,548)	19.50
Forfeited	(107,830)	20.83	(787,768)	21.03
Outstanding at September 30, 2017	299,978		4,251,340

The Company recognized share-based compensation expense of $2.0 million and $5.7 million, respectively, for the three and nine months ended September 30, 2017 and $1.4 million and $5.7 million, respectively, for the three and nine months ended September 30, 2016. At September 30, 2017, unrecognized share-based compensation cost was $26.2 million, which is expected to be recognized over a weighted-average period of 3.2 years.
9.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. For the three and nine months ended September 30, 2017, write-downs and other charges, net were $15.1 million and $25.0 million, respectively. These amounts included $13.2 million and $18.8 million, respectively, in fixed asset disposals for the same periods. There were fixed asset disposals of $11.5 million related to the reinvestment in Palms Casino Resort (“Palms”) during the three months ended September 30, 2017. In addition, write-downs and other charges, net for the nine months ended September 30, 2017 included $3.5 million in tenant lease termination expenses at Palms.
For the three and nine months ended September 30, 2016, write-downs and other charges, net were $1.4 million and $14.7 million, respectively. The Company incurred $9.0 million in IPO-related advisory, legal and other transaction-related costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the acquisition of Fertitta Entertainment completed during the second quarter of 2016. Also included in these amounts were $1.1 million and $2.4 million, respectively, in costs associated with various development and acquisition activities, including the acquisition of Palms completed during the fourth quarter of 2016.
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
The Company’s effective tax rates for the three and nine months ended September 30, 2017 were 9.58% and 6.74%, respectively, as compared to 12.53% and 9.68%, respectively, for the three and nine months ended September 30, 2016. The Company’s effective tax rate is significantly less than the statutory rate of 35% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. Station Holdco operates in Nevada, California and Michigan. Nevada does not impose a state income tax and the Company’s activities in California and Michigan are minimal; as a result, state income taxes do not have a significant impact on the Company’s effective rate. The effective tax rate for the nine months ended September 30, 2016 is also lower than statutory rates because income for the period prior to the IPO was not taxable to the Company as it did not yet hold an equity interest in Station Holdco.

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
The Company determined that the deferred tax asset related to acquiring its interest in Station Holdco through the newly issued LLC Units is not expected to be realized unless the Company disposes of its investment in Station Holdco. Accordingly, as part of the reorganization transactions in May 2016, the Company recognized a charge to equity to establish a $109.4 million valuation allowance against this portion of its deferred tax asset. The Company recognizes subsequent changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at September 30, 2017 and December 31, 2016, the valuation allowance was $97.6 million and $103.7 million, respectively.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their Holdco Units for Class A common stock, the tax receivable agreement requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At September 30, 2017 and December 31, 2016, the Company's liability under the tax receivable agreement was $280.1 million and $258.5 million, respectively, of which $1.0 million was presented within current liabilities at December 31, 2016. As a result of exchanges of approximately 0.5 million and 2.5 million LLC Units and Class B common shares for Class A common shares during the three and nine months ended September 30, 2017, respectively, the Company recognized increases in the liability of $4.6 million and $21.8 million, respectively.
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
11.    Related Party Transactions
Prior to April 27, 2017, the Company leased the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases which provided for monthly payments of $222,933 through 2058 and $366,435 through 2060, respectively, subject to future increases. The Company leased this land from entities owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Party Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman. On April 27, 2017, the Company acquired the land (formerly subject to the ground leases), including the residual interest in the gaming and hotel facilities and other real property improvements thereon (the “Gaming Facilities”), for aggregate consideration of $120.0 million. Concurrently with the land acquisition, the Company assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the Related Party Lessor. The assumed ground lease terminates in 2089 and provides for monthly rental payments of approximately $14,000, subject to annual increases of 3% to 6% based on a cost of living factor. During the nine months ended September 30, 2017, the Company recognized a charge of $100.3 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid by the Company and the fair value of the net assets acquired, including the land and residual interests in the Gaming Facilities and the assumed lease obligation. The transaction

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

conveyed ownership of the land and interests (current and residual) in the Gaming Facilities to the Company, decreased rent expense over the maximum term of the leases by approximately $300 million (approximately $7.1 million annually), and generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco.
Under the tax receivable agreement described in Note 10, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At September 30, 2017 and December 31, 2016, $21.1 million and $21.6 million, respectively, of the Company’s liability under the tax receivable agreement was payable to entities related to Frank J. Fertitta III and Lorenzo J. Fertitta, and at September 30, 2017, $4.0 million was payable to current and former executives of the Company.
12.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of dilutive earnings per share for the three and nine months ended September 30, 2017 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive shares have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
For purposes of calculating earnings per share for the nine months ended September 30, 2016 the Company has retrospectively presented earnings per share as if the IPO had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects approximately 10 million Class A shares outstanding, representing certain LLC Units that were exchanged for shares of Class A common stock in connection with the IPO. Accordingly, for the nine months ended September 30, 2016, the Company has applied a hypothetical allocation of net income to the Class A common stock, with the remainder of net income being allocated to noncontrolling interests. This hypothetical allocation of net income differs from the allocation of net income to Red Rock and noncontrolling interests presented in the Condensed Consolidated Statements of Operations, which assumes no noncontrolling interest in Station Holdco existed prior to the IPO.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,308	$33,444	$17,028	$114,675
Less: net income attributable to noncontrolling interests	10,528	25,172	11,385	99,786
Net income attributable to Red Rock, basic	$11,780	$8,272	$5,643	$14,889

Net income attributable to Red Rock, basic	$11,780	$8,272	$5,643	$14,889
Effect of dilutive securities	6,503	(39)	2,969	(38)
Net income attributable to Red Rock, diluted	$18,283	$8,233	$8,612	$14,851

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares of Class A common stock outstanding, basic	68,060	41,137	67,030	27,070
Effect of dilutive securities	47,881	151	48,847	104
Weighted average shares of Class A common stock outstanding, diluted	115,941	41,288	115,877	27,174

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive shares because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares issuable in exchange for Class B common stock and LLC Units	—	74,427	—	74,427
Shares issuable upon exercise of stock options	3,962	1,715	3,962	1,134
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues
Las Vegas operations	$369,493	$318,253	$1,127,223	$972,587
Native American management	29,478	27,597	90,126	81,404
Reportable segment net revenues	398,971	345,850	1,217,349	1,053,991
Corporate and other	1,399	1,290	4,246	3,882
Net revenues	$400,370	$347,140	$1,221,595	$1,057,873

Net income	$22,308	$33,444	$17,028	$114,675
Adjustments
Preopening	307	10	705	731
Depreciation and amortization	42,661	36,240	134,721	114,103
Share-based compensation	1,989	1,413	5,727	5,714
Write-downs and other charges, net	15,146	1,379	24,996	14,713
Related party lease termination	1,950	—	100,343	—
Asset impairment	1,829	—	1,829	—
Interest expense, net	31,330	35,275	100,127	104,421
Loss on extinguishment/modification of debt, net	558	186	3,552	7,270
Change in fair value of derivative instruments	310	—	(3,059)	(87)
Adjusted EBITDA attributable to MPM noncontrolling interest	(2,426)	(3,715)	(13,482)	(13,047)
Provision for income tax	2,364	4,790	1,230	12,292
Other	—	—	—	(1,133)
Adjusted EBITDA (a)	$118,326	$109,022	$373,717	$359,652

Adjusted EBITDA
Las Vegas operations	$101,779	$94,322	$327,056	$317,959
Native American management	25,337	21,624	71,349	62,152
Reportable segment Adjusted EBITDA	127,116	115,946	398,405	380,111
Corporate and other	(8,790)	(6,924)	(24,688)	(20,459)
Adjusted EBITDA	$118,326	$109,022	$373,717	$359,652

____________________________________

(a)
Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, write-downs and other charges, net, related party lease termination, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments and income taxes, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

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
Overview
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) was formed as a Delaware corporation in September 2015 to manage and own an indirect equity interest in Station Casinos LLC (“Station LLC”). In May 2016, we completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco LLC (“Station Holdco,” and such units, the “LLC Units”), and outstanding LLC Units from existing members of Station Holdco. We own all of the outstanding voting interests in Station LLC and have an indirect economic interest in Station LLC through our ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market, including Palms Casino Resort (“Palms”) which it acquired in October 2016. In addition, Station LLC manages Graton Resort & Casino (“Graton Resort”) in Sonoma County, California and Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, both on behalf of Native American tribes.
At September 30, 2017, we held approximately 59% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and were designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest. Station Holdco is our predecessor for accounting purposes and accordingly, for all periods prior to May 2, 2016, the financial information presented herein represents the information of the predecessor.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2016. In addition, based on preliminary data for September 2017 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.4% year-over-year increase in employment to 983,500 jobs. This resulted in an unemployment rate of 5.2% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 49 consecutive months of year-over-year increases in taxable retail sales from July 2013 to July 2017. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 135% at September 2017 compared to January 2012, as reported by the Home Builders Research.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2017	2016		2017	2016
Net revenues	$400,370	$347,140	15.3%	$1,221,595	$1,057,873	15.5%
Operating income	56,463	73,349	(23.0)%	117,636	237,185	(50.4)%

Casino revenues	263,153	232,584	13.1%	784,521	706,151	11.1%
Casino expenses	104,945	90,088	16.5%	309,769	266,495	16.2%
Margin	60.1%	61.3%		60.5%	62.3%

Food and beverage revenues	71,658	63,551	12.8%	227,076	196,579	15.5%
Food and beverage expenses	51,555	44,888	14.9%	161,660	131,913	22.6%
Margin	28.1%	29.4%		28.8%	32.9%

Room revenues	43,118	32,192	33.9%	137,523	99,555	38.1%
Room expenses	17,473	12,036	45.2%	55,779	36,314	53.6%
Margin	59.5%	62.6%		59.4%	63.5%

Other revenues	24,018	17,463	37.5%	70,537	52,350	34.7%
Other expenses	9,526	6,411	48.6%	26,438	18,438	43.4%

Management fee revenue	29,602	27,702	6.9%	90,505	81,806	10.6%

Selling, general and administrative expenses	98,515	82,739	19.1%	287,719	237,981	20.9%
Percent of net revenues	24.6%	23.8%		23.6%	22.5%

Depreciation and amortization	42,661	36,240	17.7%	134,721	114,103	18.1%
Write-downs and other charges, net	15,146	1,379	n/m	24,996	14,713	n/m
Related party lease termination	1,950	—	n/m	100,343	—	n/m
Asset impairment	1,829	—	n/m	1,829	—	n/m
Interest expense, net	31,330	35,275	(11.2)%	100,127	104,421	(4.1)%
Loss on extinguishment/modification of debt, net	558	186	n/m	3,552	7,270	n/m
Provision for income tax	2,364	4,790	n/m	1,230	12,292	n/m
Net income attributable to noncontrolling interests	10,528	25,172	n/m	11,385	43,111	n/m
Net income attributable to Red Rock	11,780	8,272	n/m	5,643	71,564	n/m
____________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections. For the three and nine months ended September 30, 2017, references to same-store basis represents results of operations excluding the impact of operations of Palms, which was acquired in the fourth quarter of 2016.
Net Revenues. Net revenues for the three and nine months ended September 30, 2017 increased by 15.3% and 15.5%, respectively, as compared to the prior year periods primarily due to the acquisition of Palms. Same-store net revenues for the three and nine months ended September 30, 2017, which are further discussed below, increased 4.4% and 3.9% as compared to the prior year periods, despite the negative impact related to construction disruption at Palace Station associated with the upgrade and expansion project that commenced during the fourth quarter of 2016.
Operating Income. Operating income was $56.5 million and $117.6 million for the three and nine months ended September 30, 2017, respectively. Operating income for the nine months ended September 30, 2017 was negatively impacted by a $100.3 million loss on a related party lease termination, which is discussed further below. Same-store operating income, excluding the loss from the related party lease termination, was $73.3 million and $232.5 million for the three and nine months ended September 30, 2017, respectively. Operating income for the three and nine months ended September 30, 2016 was $73.3 million and $237.2 million, respectively. Components of operating income for the three and nine month comparative periods are discussed below.
Casino.  Casino revenues increased by 13.1% and 11.1% for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods primarily due to the acquisition of Palms. Casino revenues on a same-store basis increased by 6.2% and 3.7% for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. Slot revenue on a same-store basis increased for the three and nine month periods primarily due to a 6.3% and 3.4% increase in slot handle, respectively, as compared to the prior year periods. Table games revenue on a same-store basis increased for the three and nine months ended September 30, 2017 primarily due to an increase in drop of 7.6% and 4.1%, respectively, as compared to the prior year periods. Race and sports revenue was higher on a same-store basis for the three and nine months ended September 30, 2017 due to increases in volume.
For the three and nine months ended September 30, 2017, casino expenses increased by 16.5% and 16.2%, respectively, as compared to the prior year periods primarily due to the acquisition of Palms, as well as the increase in same-store casinos revenues, gaming promotions and employee expenses.
Food and Beverage.  For the three and nine months ended September 30, 2017, food and beverage revenue increased by 12.8% and 15.5%, respectively, as compared to the prior year periods largely due to the acquisition of Palms. Food and beverage revenue on a same-store basis remained flat for the three months ended September 30, 2017 and increased 0.7% for the nine months ended September 30, 2017, as compared to the prior year periods. The average guest check increased 7.6% and 4.4% on a same-store basis for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods and same-store covers decreased by 4.1% and 2.4%, respectively, as compared to the prior year periods. Food and beverage expenses increased by 14.9% and 22.6% for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods primarily due to the acquisition of Palms, as well as increases in employee expenses and enhancements to our food and beverage product offerings and service levels.
Room.  Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Occupancy	90.9%	94.4%	91.5%	94.3%
Average daily rate	$94.30	$83.13	$95.97	$85.72
Revenue per available room	$85.72	$78.44	$87.83	$80.82
 For the three and nine months ended September 30, 2017, room revenues increased by 33.9% and 38.1%, respectively, primarily due to the acquisition of Palms. ADR increased by 13.4% and 12.0%, respectively, as compared to the prior year periods, partially offset by a 3.5 and 2.8 percentage point decrease, respectively, in occupancy rate. Room revenues on a same-store basis decreased 1.7% and increased 2.3% for three and nine months ended September 30, 2017, respectively, and same-store ADR increased 7.8% and 6.9%, respectively, as compared to the same prior year periods. During the three months ended September 30, 2017, approximately 400 hotel rooms at Palace Station were permanently removed from service as part of the ongoing upgrade and expansion project. Room expenses also increased for the three and nine months ended September 30,

2017 as compared to the prior year periods, primarily due to the acquisition of Palms, as well as increases in employee expenses.
Other.  Other primarily represents revenues and their corresponding expenses from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues increased by $6.6 million and $18.2 million for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods, and other expenses increased $3.1 million and $8.0 million for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods, primarily due to the acquisition of Palms.
Management Fee Revenue.  Management fee revenue primarily represents management and development fees earned from our management agreements with Graton Resort and Gun Lake. Management fee revenue increased 6.9% and 10.6% to $29.6 million and $90.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $27.7 million and $81.8 million, respectively, for the prior year periods. The increase was due to higher slot and table games revenue as well as the opening of an expansion at Graton Resort, which included a 200-room hotel, convention space and other resort amenities, in the fourth quarter of 2016. In addition, a portion of the casino expansion at Gun Lake opened in May 2017, and the remaining expansion opened in September 2017. The Gun Lake management agreement expires in February 2018.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2017, SG&A expenses increased by $15.8 million and $49.7 million or 19.1% and 20.9%, respectively, as compared to the prior year periods, primarily due to SG&A expense of Palms, as well as higher employee expenses and additional costs associated with being a public company. These increases were partially offset by decreased rent expense due to the related party lease termination discussed further below and decreased advertising and promotions expense as compared to the prior year periods.
Depreciation and Amortization.  For the three and nine months ended September 30, 2017, depreciation and amortization expense increased to $42.7 million and $134.7 million as compared to $36.2 million and $114.1 million for the prior year periods, respectively, primarily due to the acquisition of Palms, as well as accelerated depreciation related to the upgrade and expansion at Palace Station.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. For the three and nine months ended September 30, 2017, write-downs and other charges, net were $15.1 million and $25.0 million, respectively. These amounts included $13.2 million and $18.8 million, respectively, in losses on fixed asset disposals for the same periods. For the three months ended September 30, 2017, losses on fixed asset disposals included $11.5 million related to the reinvestment in Palms. In addition, write-downs and other charges for the nine months ended September 30, 2017 included $3.5 million in tenant lease termination expenses at Palms.
For the three and nine months ended September 30, 2016, write-downs and other charges, net were $1.4 million and $14.7 million, respectively. We incurred $9.0 million in IPO-related advisory, legal and other transaction-related costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition completed during the second quarter of 2016. Also included in these amounts were $1.1 million and $2.4 million, respectively, in costs associated with various development and acquisition activities, including the acquisition of Palms completed during the fourth quarter of 2016.
Related Party Lease Termination.   In April 2017, we purchased entities that own certain land on which Texas Station and Boulder Station are located for cash consideration of $120.0 million. The land was previously leased under long-term operating leases with a related party lessor. Concurrently with the land acquisition, we assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the related party lessor. The assumed ground lease terminates in 2089 and provides for monthly rental payments of approximately $14,000, subject to annual increases of 3% to 6% based on a cost of living factor. During the nine months ended September 30, 2017, we recognized a charge of $100.3 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid and the fair value of the net assets acquired, including the land and residual interests and the assumed lease obligation. The transaction generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco. Annual rent expense will decrease by approximately $7.1 million as a result of the land acquisition.
Asset Impairment. In September 2017, we recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. At September 30, 2017, the land subject to the agreement is presented within assets held for sale in the Condensed Consolidated Balance Sheet.
Interest Expense, net.  Interest expense, net decreased to $31.3 million and $100.1 million, respectively, for the three and nine months ended September 30, 2017 as compared to $35.3 million and $104.4 million, respectively, for the prior year periods. As a result of the credit facility repricings in January and May 2017, the redemption of $250.0 million in aggregate principal amount of the 7.50% Senior Notes in May 2017, and the repayment of the Restructured Land Loan in June 2017, the weighted average interest rate on our outstanding debt decreased, which was offset by the impact of an increase in our outstanding indebtedness. In October 2017, we redeemed the remaining principal outstanding under the 7.50% Senior Notes using proceeds from the issuance of 5.00% Senior Notes in September 2017. Additional information about debt activity is included in Note 4 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three and nine months ended September 30, 2017, we recorded $0.6 million and $3.6 million, respectively, in net loss on extinguishment/modification of debt. In September 2017, we completed the fourth amendment to the credit facility, resulting in a $0.6 million loss on extinguishment/modification of debt. During the nine months ended September 30, 2017, we recognized a total loss on extinguishment/modification of debt of $18.5 million, comprising $4.7 million related to credit facility amendments completed throughout the period and $13.8 million related to the partial redemption of the 7.50% Senior Notes. These losses were partially offset by a $14.9 million gain on debt extinguishment related to the Restructured Land Loan recognized in June 2017.
The October 2017 redemption of the remaining 7.50% Senior Notes resulted in an additional $13.4 million loss on debt extinguishment which will be recognized in the fourth quarter, comprising the write-off of $4.0 million in unamortized debt discount and issuance costs and a redemption premium of $9.4 million.
For the three and nine months ended September 30, 2016, we recorded $0.2 million and $7.3 million, respectively, in loss on extinguishment/modification of debt, primarily related to the refinancing of the prior credit facility in June 2016.
Provision for Income Tax. For the three and nine months ended September 30, 2017, we recognized an income tax provision of $2.4 million and $1.2 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 9.58% and 6.74% for the three and nine months ended September 30, 2017, respectively, was significantly less than the statutory rate. Income tax expense totaled $4.8 million and $12.3 million, respectively, for the three and nine months ended September 30, 2016.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2017 represented the portion of net income attributable to the approximately 41% ownership interest in Station Holdco not held by us, as well as the portion of MPM Enterprises, LLC’s (“MPM”) net income that was not attributable to us. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2016 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us for the period from May 2, 2016 through September 30, 2016, as well as the portion of MPM’s net income that was not attributable to us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues
Las Vegas operations	$369,493	$318,253	$1,127,223	$972,587
Native American management	29,478	27,597	90,126	81,404
Reportable segment net revenues	398,971	345,850	1,217,349	1,053,991
Corporate and other	1,399	1,290	4,246	3,882
Net revenues	$400,370	$347,140	$1,221,595	$1,057,873

Net income	$22,308	$33,444	$17,028	$114,675
Adjustments
Preopening	307	10	705	731
Depreciation and amortization	42,661	36,240	134,721	114,103
Share-based compensation	1,989	1,413	5,727	5,714
Write-downs and other charges, net	15,146	1,379	24,996	14,713
Related party lease termination	1,950	—	100,343	—
Asset impairment	1,829	—	1,829	—
Interest expense, net	31,330	35,275	100,127	104,421
Loss on extinguishment/modification of debt, net	558	186	3,552	7,270
Change in fair value of derivative instruments	310	—	(3,059)	(87)
Adjusted EBITDA attributable to MPM noncontrolling interest	(2,426)	(3,715)	(13,482)	(13,047)
Provision for income tax	2,364	4,790	1,230	12,292
Other	—	—	—	(1,133)
Adjusted EBITDA	$118,326	$109,022	$373,717	$359,652

Adjusted EBITDA
Las Vegas operations	$101,779	$94,322	$327,056	$317,959
Native American management	25,337	21,624	71,349	62,152
Reportable segment Adjusted EBITDA	127,116	115,946	398,405	380,111
Corporate and other	(8,790)	(6,924)	(24,688)	(20,459)
Adjusted EBITDA	$118,326	$109,022	$373,717	$359,652

The increase in Adjusted EBITDA for the three and nine months ended September 30, 2017 as compared to the prior year periods is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, write-downs and other charges, net, related party lease termination, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments and income taxes, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.
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
Holding Company Financial Information
The indenture governing the 5.00% Senior Notes contains certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. As discussed below, the primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes payable by the Holding Company, the liability relating to the tax receivable agreement and additional SG&A expenses incurred by the Holding Company for professional costs relating to the tax receivable agreement and public company reporting.
At September 30, 2017, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $12.7 million, an income tax receivable of $7.0 million and a net deferred tax asset of $252.1 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $280.1 million liability under the tax receivable agreement and $0.4 million of net current liabilities. At December 31, 2016, the Holding Company had cash of $3.8 million, an income tax receivable of $7.7 million and a net deferred tax asset of $244.5 million, offset by liabilities that are solely the Holding Company’s, consisting of a $258.5 million liability under the tax receivable agreement and $0.6 million of other net current liabilities.
For the three months ended September 30, 2017 and 2016, the difference between the statements of income for Station LLC and its consolidated subsidiaries and the statements of income for the Holding Company is that the Holding Company incurred net losses of $4.5 million and $6.5 million, respectively, which included SG&A expenses of $1.9 million and $1.7 million, respectively, and provision for income tax of $2.4 million and $4.8 million, respectively. For the nine months ended September 30, 2017 and 2016, the Holding Company incurred net losses of $7.7 million and $15.3 million, respectively, which primarily included SG&A expenses of $6.7 million and $3.0 million, respectively, and provision for income tax of $1.2 million and $12.3 million, respectively.
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
At September 30, 2017, we had $222.4 million in cash and cash equivalents and our borrowing availability under Station LLC’s Revolving Credit Facility, subject to continued compliance with the terms of the credit facility, was $747.0 million, which was net of $34.0 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2017 include (i) principal and interest payments on Station LLC’s indebtedness totaling approximately $4.0 million and $20.4 million, respectively, (ii) approximately $82.0 million to $107.0 million for capital expenditures, which includes amounts related to the upgrade and expansion project at Palace Station and reinvestment in Palms, and (iii) distributions to noncontrolling interest holders of Station Holdco and dividends to our Class A common stockholders, including dividends of $6.9 million that we expect to pay on November 30, 2017. At September 30, 2017, we also had $264.4 million in restricted cash, which primarily was used to redeem the remaining $250.0 million in outstanding principal on Station LLC’s 7.50% Senior Notes, as well as pay a redemption premium of $9.4 million and $2.0 million in accrued interest on the 7.50% Senior Notes on October 9, 2017.
We are obligated to make payments under the tax receivable agreement, which is described in Note 10 to the Condensed Consolidated Financial Statements. At September 30, 2017, such obligations totaled $280.1 million, none of which is expected to be payable within the next twelve months. Although the amount of any payments that must be made under the tax receivable agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
A summary of our cash flow information is presented below (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$178,904	$239,050
Investing activities	(199,376)	(409,496)
Financing activities	109,123	150,152
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the nine months ended September 30, 2017, cash provided by operating activities was $178.9 million as compared to $239.1 million for the prior year period. Operating cash flows were negatively impacted by the $100.3 million loss on related party lease termination and additional costs associated with being a public company. These negative impacts were partially offset by operating results from Palms, which we acquired in October 2016, as well as improved operating results at our properties and our Native American managed properties as described under Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2017, capital expenditures were $168.0 million, which were primarily related to various renovation projects, including the upgrade and expansion project at Palace Station which commenced in October 2016 and reinvestment at Palms, as well as the purchase of slot machines and related gaming equipment. During the same period, we paid $23.4 million to a related party to purchase the land subject to the ground leases on which each of Boulder Station and Texas Station is located. During the nine months ended September 30, 2016, capital expenditures were $119.5 million, consisting primarily of various remodeling projects, slot machines and related gaming equipment, race and sports technology upgrades and information technology enhancements. In addition, during the same period, we collected $18.3 million of related party notes and we funded $314.2 million of the purchase price of the Palms prior to the October 1, 2016 acquisition date.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, we completed an aggregate $531.9 million upsizing and repricing of Station LLC’s credit facility and paid $23.3 million in related fees and costs. We also redeemed $250.0 million in outstanding principal amount under the 7.50% Senior Notes and paid a redemption premium of $9.4 million. In September

2017, we issued $550.0 million in aggregate principal amount of 5.00% Senior Notes and transferred approximately $259.4 million of the proceeds to a restricted account designated for the October 2017 redemption of the remaining outstanding principal under the 7.50% Senior Notes. We used the remaining proceeds primarily to pay $185.0 million then outstanding under the Revolving Credit Facility and fees and costs associated with the transaction. During the same period, we paid $105.1 million to fully settle the outstanding principal owed under the Restructured Land Loan and to acquire outstanding warrants of CV Propco and NP Tropicana. In addition, we paid $20.1 million in dividends to Class A common shareholders and $32.3 million in cash distributions, consisting of $21.7 million paid to the noncontrolling interest holders of Station Holdco and $10.6 million paid by MPM to its noncontrolling interest holders.
During the nine months ended September 30, 2016, we received net proceeds from the IPO of approximately $532.0 million and used $112.5 million to purchase outstanding LLC Units from existing members of Station Holdco. In addition, Station LLC completed the purchase of Fertitta Entertainment, which included a deemed distribution of $389.1 million to Fertitta Entertainment’s equity holders. During the same period, Station LLC entered into a new credit facility with an initial principal balance of $1.725 billion, the proceeds of which were used to repay the principal balance outstanding under its prior credit facility. For the nine months ended September 30, 2016, cash distributions totaled $114.7 million, consisting of $104.7 million paid to members of Station Holdco and $10.0 million paid by MPM to its noncontrolling interest holders. During the same period, we paid $6.0 million to the noncontrolling interest holders of MPM related to a note payable, and we paid $7.3 million to terminate an interest rate swap.
Credit Facility Amendments
In January 2017, we amended Station LLC’s credit facility to increase the existing Term Loan B Facility by $125.0 million and reduce the applicable margins for LIBOR and base rate loans by 50 basis points. We used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under the Revolving Credit Facility and pay fees and costs incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings.
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
Also in May 2017, we completed a series of amendments to Station LLC’s credit facility to increase the existing Term Loan A Facility by $50.0 million and reduce the applicable margins for LIBOR and base rate loans under the Revolving Credit Facility and Term Loan A Facility. As amended, the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum, at our option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio. Prior to the amendments, the Revolving Credit Facility and the Term Loan A Facility bore interest at a rate per annum, at our option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%.
In September 2017, we amended Station LLC’s credit facility to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the Revolving Credit Facility by one year to June 8, 2022; (b) set the required quarterly principal payments on the Term Loan A to approximately $3.4 million, payable on the last day of each quarter beginning on December 31, 2017; (c) increase the outstanding amount of the Term A Facility to approximately $272.5 million; (d) increase the outstanding borrowing availability of the Revolving Credit Facility to $781.0 million and (e) modify the maximum consolidated total leverage ratio requirements as described in Note 4.
Restructured Land Loan
During the nine months ended September 30, 2017, we paid $105.1 million in full settlement of the outstanding principal owed under the Restructured Land Loan. Annual interest payments will decrease by approximately $3.6 million as a result of the repayment of the Restructured Land Loan.
5.00% Senior Notes
In September 2017, Station LLC issued $550.0 million in aggregate principal amount of 5.00% Senior Notes due October 1, 2025 at par pursuant to an indenture among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. Interest on the 5.00% Senior Notes will be paid every six months in arrears on April 1 and October 1, commencing April 1, 2018. See Note 4 for further information on the 5.00% Senior Notes.

7.50% Senior Notes
As noted above, in May 2017 we redeemed $250.0 million in aggregate principal amount of Station LLC’s 7.50% Senior Notes (the “Partial Notes Redemption”) at a redemption price equal to 103.75% of the principal amount of such notes. Following the Partial Notes Redemption, $250.0 million in aggregate principal amount of 7.50% Senior Notes remained outstanding. On October 9, 2017, we redeemed the remaining $250.0 million in outstanding principal amount under the 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes using proceeds from the issuance of the 5.00% Senior Notes. Upon issuance of the 5.00% Senior Notes, approximately $261.4 million, representing $250.0 million in outstanding principal, the $9.4 million redemption premium and accrued and unpaid interest through the redemption date, was irrevocably deposited in trust of the paying agent. Accordingly, at September 30, 2017, the $261.4 million in funds held in trust was classified as restricted cash.
Restrictive Covenants
As described above and in Note 4, during the three months ended September 30, 2017 there were changes to certain covenants included in Station LLC’s credit facility. In addition, certain customary covenants govern the 5.00% Senior Notes, which are discussed further in Note 4. During the nine months ended September 30, 2017, there were no other changes made to the covenants included in the credit facility or the indenture governing the 7.50% Senior Notes as described in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that as of September 30, 2017, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the 7.50% Senior Notes and the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 5 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2017, we had outstanding letters of credit and similar obligations totaling $34.0 million.
Contractual Obligations
During the nine months ended September 30, 2017, changes in our indebtedness, hedging activity, lease obligations and tax receivable agreement liability caused a material change to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016. The impact of these changes is summarized in the table below (amounts in millions):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$282.0	$118.8	$265.4	$2,270.4	$2,936.6
Interest on long-term debt and interest rate swaps (b)	111.6	225.4	210.7	128.8	676.5
Operating leases	3.0	6.1	8.9	212.7	230.7
Obligation under the tax receivable agreement	—	20.8	17.8	241.5	280.1
____________________________________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at September 30, 2017, including $250.0 million in remaining principal on the 7.50% Senior Notes to be paid from restricted cash.

(b)	Includes contractual interest payments based on outstanding amounts and interest rates in effect at September 30, 2017 and projected net cash payments on our interest rate swaps.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 4 to the Condensed Consolidated Financial Statements and in Note 12 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 5 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.
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
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and by using interest rate swaps to achieve fixed cash flows attributable to interest payments on our variable-rate debt. At September 30, 2017, $2.1 billion of the outstanding borrowings under our credit facility was based on variable rates, primarily LIBOR, plus applicable margins. See Note 4 to the Condensed Consolidated Financial Statements for additional information about our long-term debt.
Following is information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at September 30, 2017 (dollars in millions):

	Expected maturities during the twelve months ending September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$252.4	$2.5	$2.6	$2.7	$2.9	$567.7	$830.8	$840.1
Weighted-average interest rate	7.46%	3.60%	3.60%	3.60%	3.60%	4.96%

Variable rate (a)	$29.6	$35.8	$77.9	$23.0	$236.8	$1,702.7	$2,105.8	$2,103.6
Weighted-average interest rate	3.51%	3.55%	3.65%	3.45%	3.28%	3.74%
____________________________________________________________

(a)	Based on variable interest rates and margins in effect at September 30, 2017.
The weighted-average interest rates for variable-rate debt shown in the long-term debt table above were calculated using the rates in effect at September 30, 2017. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at September 30, 2017, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $5.2 million, after giving effect to our interest rate swaps.
We are exposed to interest rate risk related to our interest rate swap agreements which we use to hedge the interest payments on a portion of our variable-rate debt. Our interest rate swaps are matched with specific debt obligations and are not used for trading or speculative purposes. At September 30, 2017, our interest rate swaps effectively converted $1.6 billion of our variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.68%.
On June 30, 2017, we dedesignated the hedge accounting relationships of our interest rate swaps that were previously designated as cash flow hedges of forecasted interest payments. Although we no longer apply hedge accounting to these interest rate swaps, they continue to meet our risk management objectives by achieving fixed cash flows attributable to interest payments on the debt principal being hedged. See Note 5 to the Condensed Consolidated Financial Statements for detailed information about our interest rate swaps.
Interest rate movements affect the fair value of our interest rate swaps. We determine the fair values of our interest rate swaps using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods. As a result of our election to discontinue hedge accounting, changes in the fair values of the previously designated interest rate swaps are being recognized in our Consolidated Statements of Income in the period of change, which could result in earnings volatility.
We are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at September 30, 2017.

Following is information about the combined notional amount and weighted average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the combined asset at September 30, 2017 (dollars in millions):

	Contractual maturities during the twelve months ending September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$44.3	$52.3	$236.0	$1,250.0	$—	$—	$1,582.6	$11.4
Fixed interest rate payable (a)	1.25%	1.53%	1.78%	1.94%	—%	—%
Variable interest rate receivable (b)	1.24%	1.24%	1.24%	1.24%	—%	—%
____________________________________________________________

(a)	Represents the weighted average fixed interest rate payable on our interest rate swaps.

(b)	Represents the variable receive rate in effect at September 30, 2017.
There have been no other material changes in our market risk from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II.    Other Information
Item 1.    Legal Proceedings
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of such matters and litigation inherently involves significant costs.
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In August 2017, we issued an aggregate of 540,000 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits

(a)	Exhibits
No. 4.1—Indenture dated as of September 21, 2017 among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 21, 2017.)
No. 10.1—Incremental Joinder Agreement No. 4 and Fourth Amendment to Credit Agreement dated as of September 21, 2017 among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto.
No. 10.2—Employment Agreement, dated as of August 16, 2017 among Red Rock Resorts, Inc., Station Casinos LLC and Joseph J. Hasson.
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	November 9, 2017	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)