Form 10-K
period 2017-12-31
Red Rock Resorts, Inc.
filed 2018-03-01
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $1.6 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2018
Class A Common Stock, $0.01 par value	69,220,321
Class B Common Stock, $0.00001 par value	46,964,413

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2017.

PART I

ITEM 1.	BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that manages and owns an equity interest in Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC currently owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned), offering approximately 19,219 slot machines, 319 table games and 4,316 hotel rooms in the Las Vegas regional market. Station LLC also manages Graton Resort & Casino in Sonoma County, California on behalf of a Native American tribe.
We hold an indirect equity interest in Station LLC through our ownership interest in Station Holdco LLC (“Station Holdco”), which holds all of the economic interests in Station LLC. At December 31, 2017, we held approximately 59% of the equity interests in Station Holdco. We operate and control all of the business and affairs of Station LLC and Station Holdco through our ownership of 100% of the voting interests in Station LLC and our designation as the sole managing member of both Station LLC and Station Holdco. Our only assets are our ownership interests in Station LLC and Station Holdco, other than cash and tax-related assets and liabilities that are not significant on a net basis. We have no operations outside of our management of Station LLC.
Red Rock was incorporated in Delaware in September 2015 and in May 2016 we completed an initial public offering (“IPO”) of approximately 29.5 million shares of Class A common stock, $0.01 par value per share, at an offering price to the public of $19.50 per share. We received net proceeds from the IPO of approximately $541 million, which was used to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”) and outstanding LLC Units from existing members of Station Holdco.
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
Most of our major properties are master-planned for expansion, enabling us to incrementally expand our facilities as demand dictates. We also control eight highly desirable gaming-entitled development sites in Las Vegas and Reno, Nevada.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2017. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2016 to July 2017. In addition, based on preliminary data for December 2017 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.1% year-over-year increase in employment to 998,800, which is an all-time high. This resulted in an unemployment rate of 4.9% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 58 consecutive months of year-over-year increases in taxable retail sales from February 2013 to November 2017. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 140% at December 2017 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
We have two reportable segments: Las Vegas operations and Native American management. For more information on our segments, see Note 23 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”).
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
We employ an innovative marketing strategy that utilizes our frequent high-profile promotional programs to attract and retain guests, while also establishing and maintaining a high level of brand recognition. Our proprietary customer relationship management systems are highly attuned to how guests interact with our properties and products. This information allows us to focus on targeting guests based on their preferences. In 2017 and 2016, we invested in technology that was installed on all of our slot machines and permit us to provide “on device” marketing, bonusing and guest communication, including real-time customized promotions and incentives.

We believe that this investment in technology, which allows us to communicate with our guests directly on device, has resulted in an increase in guest loyalty and enhanced the value of our loyalty program. As we continue to introduce new features and brand titles for customized promotional incentives, the technology should continue to help drive participation in our my|Rewards Boarding Pass loyalty program.
Maximize business profitability. During our 40-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow through of revenue to Adjusted EBITDA.
Utilize flexible capital structure to drive growth and equity holder returns. We maintain a flexible, low-leverage capital structure that we believe will allow us to pursue a balance of new growth opportunities and a disciplined return of capital to our equity holders. We believe our scalable platform and extensive development and management expertise provide us the ability to build master-planned expansions, pursue acquisitions and/or seek new development opportunities in an effort to maximize equity holder returns.
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
Native American projects. We currently provide management and development services to two Native American tribes using our expertise in developing and operating regional entertainment destinations. We also managed a gaming and entertainment facility for another Native American tribe under a seven-year management agreement that expired in February 2018.

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2017. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
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

(2)	“Continuing Owners” refers to the owners of LLC Units at December 31, 2017 who held such units prior to the IPO.

Properties
Set forth below is certain information at December 31, 2017 concerning our properties.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	796	2,791	62	64
Green Valley Ranch	495	2,262	48	40
Palms Casino Resort (3)	711	719	20	37
Palace Station (3)	575	1,268	38	30
Boulder Station	299	2,492	26	46
Texas Station	199	1,698	20	47
Sunset Station	457	2,102	34	80
Santa Fe Station	200	2,408	37	39
Fiesta Rancho	100	1,026	14	25
Fiesta Henderson	224	1,384	16	35
Wild Wild West	260	165	4	20
Wildfire Rancho	—	99	—	5
Wildfire Boulder	—	156	—	2
Wildfire Sunset	—	125	—	1
Wildfire Lake Mead	—	57	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	197	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	182	—	—
	4,316	19,219	319	474
Managed Property (4)
Graton Resort & Casino	200	3,032	131	254
	4,516	22,251	450	728
__________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack (“21”), craps, roulette, pai gow, baccarat, let it ride and three-card poker.

(3)	Slots and gaming tables are temporarily lower due to the renovations underway.

(4)	Excludes Gun Lake Casino as the management contract expired in February 2018.
Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square foot outdoor shopping, dining and entertainment center, as well as City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include ten full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock’s Restaurant Row links, via a pedestrian walkway, five of our premier restaurants including Masso Osteria (which opened in February 2018), Hearthstone Kitchen & Cellar, Libre Mexican Restaurant, Yard House and Lucille’s Smokehouse Bar-B-Que. Other full-service restaurants at Red Rock include T-bones Chophouse, 8 Noodle Bar, Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines) and the Sandbar pool café. Red Rock features numerous bars and lounges including Rocks Lounge, Onyx Bar, Sandbar and Lucky Bar. Red Rock also offers a variety of quick-serve restaurants.

Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. This newly renovated Mediterranean style AAA Four Diamond resort features standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and newly opened El Cielo Ballroom. In addition to the ballrooms, Green Valley Ranch has added a state of the art Boardroom and Business Center. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch’s full-service restaurants include Hank’s Fine Steaks & Martinis, Borracha Mexican Cantina, Bottiglia Cucina & Enoteca Italian restaurant, Tides Seafood & Sushi Bar, Pizza Rock by Tony Gemignani, Grand Café, Feast Buffet and the Turf Grill. Guests can also enjoy the Drop Bar, a centerpiece of the casino, the Lobby Bar, which is open to the newly remodeled lobby entrance and overlooks the pool area, and the Sip Bar. Green Valley Ranch also offers a variety of quick-serve restaurants.
Palms Casino Resort
Palms Casino Resort (the “Palms”), which opened in 2001 and was acquired by Station LLC in 2016, is located just west of the center of the Las Vegas Strip off Interstate 15 on Flamingo Road. The Palms is undergoing a major renovation that will touch virtually every aspect of the property. The total budget for the project is expected to be approximately $620 million. The renovation is expected to be completed in phases through the end of 2019. The renovation includes a new buffet and a new café, both opened in 2017, and will include a number of industry-leading nightlife and entertainment options as well as a diverse mix of bars and restaurants featuring award-winning chefs, all complementing an expanded and renovated casino floor and three distinct hotel towers that are anticipated to include 1,370 rooms, including a number of unique suites. The completed project will also include expanded and renovated meeting and convention space, updated luxury movie theaters and a gift shop. In addition to its many full-service restaurants and bars and other entertainment options, the Palms also offers a variety of quick-serve restaurants.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and in downtown Las Vegas. In October 2016, Palace Station commenced a $191 million upgrade and expansion project which includes a new bingo room, façade, landscaping and parking lot improvements (which opened in 2017), a new buffet, two new restaurants (BBD’s and Boathouse Asian Eatery), a resort-style swimming pool, movie theaters featuring Regal Entertainment’s luxury Cinebarre concept, a casino expansion, and landscaping and parking lot improvements. The project is expected to be completed in phases through 2018. Palace Station offers non-gaming amenities which currently includes five full-service restaurants, three additional bars, an approximately 20,000-square-foot banquet and convention center and a gift shop. Palace Station’s full-service restaurants offer a variety of enjoyable meals at reasonable prices and include the Charcoal Room Steakhouse, Grand Café, Feast Buffet, The Oyster Bar and Little Tony’s Italian Trattoria. Palace Station also offers quick-serve restaurants.
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Boulder Highway and Interstate 515. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, four additional bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station’s restaurants, which offer a variety of enjoyable meals at reasonable prices, include Grand Café, Feast Buffet, The Broiler Steakhouse, Pasta Cucina and Guadalajara Mexican restaurant. Boulder Station also offers a variety of quick-serve restaurants.
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
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of McCarran International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme. A renovation of Sunset Station’s hotel rooms was completed in December 2016. Additional non-gaming amenities include five full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six additional bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. Sunset Station’s full-service restaurants, which include Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina, Feast Buffet and the Oyster Bar, offer a variety of enjoyable meals at reasonable prices. Guests also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.
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
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and four additional bars, including Botana Bar and the brand-new Kuwa Night Club. Fiesta Rancho’s full-service restaurants include the Festival Buffet, Denny’s and the brand-new Culichi Town Mexican Restaurant. Fiesta Rancho also offers a variety of quick-serve restaurants.
Fiesta Henderson
We purchased Fiesta Henderson in 2001 and subsequently refurbished and expanded the facility. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada, approximately three miles southeast of Sunset Station. Fiesta Henderson features three full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space. Fiesta Henderson’s full-service restaurants include Fuego Steakhouse, Café Fiesta and the Festival Buffet. Fiesta Henderson also offers a variety of quick-serve restaurants.
Wild Wild West
We purchased Wild Wild West in 1998. Wild Wild West is strategically located on Tropicana Avenue immediately adjacent to Interstate 15. Wild Wild West’s non-gaming amenities include a 260 room hotel, a full-service restaurant, a bar, a gift shop and a truck plaza.
Wildfire Rancho
We purchased Wildfire Rancho in 2003. Wildfire Rancho is located on Rancho Drive across from Texas Station. Wildfire Rancho’s non-gaming amenities include a lounge, outdoor patio and quick-serve food offerings.
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
Managed Properties
Graton Resort & Casino
We manage Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”), a federally recognized Native American tribe. Graton Resort is located just west of U.S. Highway 101 near Rohnert Park, California, approximately 43 miles north of San Francisco. It is the largest gaming and entertainment facility in the Bay Area. Graton Resort offers various dining options including four full-service restaurants and eight fast-casual restaurants. In November 2016, the Graton Tribe completed a $185 million expansion of Graton Resort that included 200 hotel rooms, meeting and convention space, a spa, a resort-style pool, a lobby bar and additional casino space. The management agreement has a term of seven years from the opening date and expires November 2020. We currently receive a management fee of 27% of Graton Resort’s net income as defined in the management agreement.
Gun Lake Casino
We managed Gun Lake Casino in Allegan County, Michigan on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe under a seven-year management agreement that expired in February 2018.
Developable Land
We control approximately 428 acres of developable land comprised of eight strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. Following is a description of such parcels:

•
Durango/I-215: We own approximately 71 acres located at the intersection of Durango Road and I-215 in the southwestern area of the Las Vegas valley. The site has excellent visibility and access from I-215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site.

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

•
Cactus Avenue: We own approximately 57 acres near the intersection of Cactus Avenue and Las Vegas Boulevard, approximately six miles south of the Las Vegas strip, which are zoned for casino gaming and other commercial uses.

•
Boulder Highway: We own approximately five acres at the intersection of Boulder Highway and Oakey Boulevard approximately 1.5 miles southeast of downtown Las Vegas. This property has grandfathered gaming entitlements that predate room and other amenity requirements which creates greater flexibility in the development of a project on this site.

•	Mt. Rose Property (Reno): We own approximately 88 acres at the intersection of Mt. Rose Highway and South Virginia Street in Reno, Nevada, which are zoned for casino gaming and other uses.

•	South Virginia Street/I-580 (Reno): We own approximately eight acres on South Virginia Street near I-580, directly across from the Reno-Sparks Convention Center.
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
The development of the North Fork Project is subject to numerous ongoing legal challenges, the receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 8 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
Competition
Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. We compete with other nonrestricted casino/hotels, as well as restricted gaming locations, by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample free parking, which are critical factors in attracting local visitors and repeat patrons.
At December 31, 2017, there were approximately 39 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 146 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las

Vegas area. At December 31, 2017, there were approximately 1,400 restricted gaming locations in Clark County with approximately 13,900 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas, and the United States Supreme Court is considering a case which could result in a substantial expansion of sports gaming outside the state of Nevada. Legalized casino gaming and legalized sports gaming in such states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, legislation approving internet gaming has been proposed by the federal government and other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, the State of California has signed and ratified Tribal-State Compacts with 72 Native American tribes. At December 31, 2017, there were 62 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 22, 2016, the Nevada Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
Employees
At January 31, 2018, we had approximately 13,540 employees, including employees of our 50% owned properties, but excluding all managed properties that are owned by third party employers. We believe we have good employee relations. None of our owned casino properties is currently subject to any collective bargaining obligations, agreement or similar arrangement with any union, with the exception of Boulder Station, Palace Station and the Palms. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time. On September 13, 2016, the National Labor Relations Board (“NLRB”) certified the Local Joint Executive Board of Las Vegas (“LJEBLV”) as the bargaining representative for a bargaining unit of approximately 556 Boulder Station non-gaming employees. In 2017, Palace Station agreed to voluntarily recognize the LJEBLV as the bargaining representative for a bargaining unit of approximately 509 Palace Station non-gaming employees. In November 2017, the NLRB conducted an election at Green Valley Ranch and determined that a majority of valid votes had been cast in favor of the LJEBLV as the bargaining representative for a bargaining unit of approximately 890 Green Valley Ranch non-gaming employees. Green Valley Ranch has filed objections to the election and is not currently bargaining with the LJEBLV. The International Union of Operating Engineers, Local 501 (“Local 501”), which represents a group of approximately 8 slot technicians at the Palms, has also sought to become the bargaining representative for 13 slot technicians at Green Valley Ranch and 11 slot technicians at Palace Station. While Local 501 received the majority of valid votes cast in separate elections conducted by the NLRB at Palace Station and Green Valley Ranch, each of these properties is challenging Local 501’s satisfaction of statutory requirements to be certified as the representative of the bargaining units and is not currently negotiating with Local 501. Graton Resort also has two collective bargaining agreements that cover approximately 586 employees and 38 employees, respectively, at January 31, 2018.
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

•	the impact of general economic conditions outside our control, including changes in interest rates, consumer confidence and unemployment levels, on our business and results of operations;

•	the effects of intense competition that exists in the gaming industry;

•	the risk that new gaming licenses or gaming activities, such as internet gaming and the expansion of sports betting outside the state of Nevada, are approved and result in additional competition;

•	our substantial outstanding indebtedness and the effect of our significant debt service requirements on our operations and ability to compete;

•	the risk that we will not be able to finance our development and investment projects or refinance our outstanding indebtedness;

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
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, the potential for bank failures, perceived or actual changes in disposable consumer income and wealth, taxes, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations.
Our casinos draw a substantial number of customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While the economies of these areas have shown significant recovery, we are unable to determine the sustainability or strength of the recovery. The economic downturn and adverse conditions experienced in our target markets and in the United States generally resulted in a significant decline in spending in Las Vegas, which negatively affected our results of operations. Another economic downturn would further negatively affect our results of operations.
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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approval of legalized casino gaming in designated areas, expansion of existing gaming operations or additional gaming sites and the United States Supreme Court is considering a case which could result in a substantial expansion of sports gaming outside the state of Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware and Pennsylvania, and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming or legalized sports gaming in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
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
Our results of operations may be adversely impacted by the expiration or termination of our management agreements for Gun Lake Casino and Graton Resort and we may not be successful in entering into additional management or development agreements for Native American gaming opportunities.
Our management agreement for Gun Lake Casino expired in February 2018 and our management agreement for the Graton Resort expires in November 2020. Our management fees from managing Gun Lake Casino and Graton Resort were $118.0 million and $111.0 million for the years ended December 31, 2017 and 2016, respectively, which, based on the margins applicable to our management activities, contributed significantly to our net income for such periods. As a result, our results of operations may be adversely impacted by the expiration or termination of such agreements. Although we intend to seek additional development and management contracts with Native American tribes, we cannot be sure that we will be able to enter into any such agreements. The development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
On September 13, 2016, the NLRB certified the LJEBLV as the bargaining representative for a bargaining unit of Boulder Station non-gaming employees in the housekeeping, internal maintenance, food and beverage and bell departments. The LJEBLV and Boulder Station have exchanged correspondence and information, and to date have conducted several bargaining sessions. On October 16, 2016, the NLRB concluded an election at Palace Station, and determined that a majority of valid votes had not been cast for LJEBLV. The LJEBLV filed objections to the election, and Palace Station agreed to a rerun election, which was postponed pending disposition of related unfair labor practice charges. Palace Station subsequently agreed to voluntarily recognize the LJEBLV as the bargaining representative for a bargaining unit of Palace Station non-gaming employees in the housekeeping, internal maintenance, food and beverage and bell departments. The LJEBLV and Palace Station have exchanged correspondence and information and to date have conducted multiple bargaining sessions. In November 2017 the NLRB conducted an election at Green Valley Ranch and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Green Valley Ranch non-gaming employees in the housekeeping, internal maintenance, food and beverage and bell departments. Green Valley Ranch filed objections to the election. To the extent Green Valley Ranch’s objections are not ultimately sustained, Green Valley Ranch will commence bargaining with the LJEBLV.
In addition, a bargaining unit of approximately nine Palms Casino Resort slot technicians is represented by Local 501. The Palms and Local 501 have been negotiating for more than two years, and have yet to achieve a labor agreement. Local 501 also seeks to represent bargaining units of Palace Station and Green Valley Ranch slot technicians. Elections have been conducted by the NLRB at each of Palace Station and Green Valley Ranch in connection with which the NLRB determined that a majority of the valid votes were cast for Local 501. Each of Palace Station and Green Valley Ranch is challenging Local 501’s satisfaction of statutory requirements to be certified as the representative of the bargaining units; if such challenge is unsuccessful Palace Station and Green Valley Ranch will commence bargaining with Local 501. Graton Resort is also subject to collective bargaining agreements. None of our other casino properties are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that our owned casino properties or existing or future managed properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, collective bargaining involving Boulder Station, Palace Station, the Palms, Green Valley Ranch or any of our existing or future properties in the event that they become organized introduces an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.
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
Our ownership and operation of gaming facilities is subject to extensive regulation, including licensing requirements, by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part, on the part of individuals investing in or otherwise involved with us or on the part of our owners, managers or unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions.
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
In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of our casinos, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. Compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more complete description of the gaming regulatory requirements that have an effect on our business, see “Description of Our Business—Regulation and Licensing”. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results of operations. There can be no assurance that we will be able to obtain new licenses, including any licenses that may be required if we pursue gaming opportunities in jurisdictions where we are not already licensed, or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We may experience difficulty integrating operations of any acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.
We may not be able to effectively manage our properties, proposed projects with Native American tribes and any future acquired companies or developed properties, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The management of Native American gaming facilities requires extensive and continued dedication of management resources which may divert management resources and attention from other business. In addition, to the extent we pursue expansion and acquisition opportunities, we would face significant challenges in managing our expansion projects and any other gaming operations we may acquire in the future. Failure to manage our growth effectively could have a material adverse effect on our operating results.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2017, the principal amount of our outstanding indebtedness totaled approximately $2.68 billion, and we had $747.0 million of undrawn availability under our Revolving Credit Facility (after giving effect to the issuance of approximately $34.0 million of letters of credit and similar obligations). Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors. Our ability to comply with covenants and restrictions contained in the agreements governing our indebtedness also may be affected by general economic conditions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants and restrictions.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2017, we had $747.0 million of undrawn availability under our Revolving Credit Facility (after giving effect to the issuance of approximately $34.0 million of letters of credit and similar obligations). In addition, the indenture governing our senior notes allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. Further, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
As of December 31, 2017, approximately $2.1 billion, or 78%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding at December 31, 2017 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $5.2 million, after giving effect to our interest rate swaps. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
Risks Related to Our Structure and Organization
Red Rock’s only material asset is its interest in Station Holdco and Station LLC. Accordingly it is dependent upon distributions from Station Holdco to make payments under the tax receivable agreement, pay dividends, if any, and pay taxes and other expenses.
Red Rock is a holding company. Its only assets are its ownership of LLC Units and its voting interest in Station LLC, other than cash and tax-related assets and liabilities that are not significant on a net basis. Red Rock has no independent means of generating revenue. In connection with the IPO, Red Rock entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. Red Rock intends to cause Station Holdco to make distributions to its members, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and dividends, if any, declared by it. To the extent that Red Rock needs funds, and Station Holdco is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect Red Rock’s liquidity and financial condition. The earnings from, or other available assets of, Station Holdco may not be sufficient to pay dividends or make distributions or loans to Red Rock to enable it to pay taxes and other expenses and make payments under the TRA or pay dividends on the Class A common stock.
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
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock

(determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock is entitled to one vote. As a result, Fertitta Family Entities held 86.5% of the combined voting power of Red Rock as of December 31, 2017. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:

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

The interests of the Fertitta Family Entities may differ from our interests or those of our other stockholders and the concentration of control in the Fertitta Family Entities will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of the Fertitta Family Entities may also prevent or cause a change of control of our company or a change in the composition of our board of directors and will make many transactions impossible without the support of the Fertitta Family Entities, even if such events are in the best interests of our other stockholders. As a result of the concentration of voting power among the Fertitta Family Entities, we may take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment in our Class A common stock to decline.
In addition, because the Principal Equity Holders hold their ownership interest in part of our business directly and/or indirectly through Station Holdco, rather than through Red Rock, the public company, these Continuing Owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Station Holdco makes distributions to Red Rock, our Continuing Owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. Our Continuing Owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the TRA, whether and when to incur new, or refinance existing, indebtedness, and whether and when Red Rock should terminate the TRA and accelerate its obligations thereunder. The structuring of future transactions may take into consideration these Continuing Owners’ tax or other considerations even where no similar benefit would accrue to us. For example, a disposition of real estate or other assets in a taxable transaction could accelerate then-existing obligations under the TRA, which may result in differing incentives between the Principal Equity Holders and Red Rock with respect to such a transaction. For more information on our TRA and the reorganization of our corporate structure, see Tax Receivable Agreement with Related Parties within Note 2 to the Consolidated Financial Statements.
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
The payments that we may make under the TRA could be substantial. At December 31, 2017 and 2016, our liability under the TRA was $141.9 million and $258.5 million, respectively. The decrease in the TRA liability from 2016 to 2017 was primarily attributable to the reduction in the federal income tax rate from 35% to 21% resulting from federal tax reform legislation enacted in December of 2017. Assuming no further material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2017 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 39 years. The foregoing numbers are merely estimates that are based on current assumptions. The amount of actual payments could differ materially.
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
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.
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
Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by the exchanges of LLC Units, including exchanges associated with the sale of the shares of Class A common stock offered hereby, and our ability to realize certain other tax benefits attributable to payments under the TRA itself, depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient and/or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. However, absent a change in control or other termination event with respect to the TRA, we will generally not be required to make payments under that agreement with respect to projected tax benefits that we do not actually realize, as reported on our tax return. See Tax Receivable Agreement with Related Parties within Note 2 to the Consolidated Financial Statements.
Risks Related to Ownership of Our Class A Common Stock
The share price for our Class A common stock may fluctuate significantly.
The market price of our Class A common stock may be significantly affected by factors such as quarterly variations in our results of operations, changes in government regulations, general market conditions specific to the gaming industry, changes in interest rates, changes in general economic and political conditions, volatility in the financial markets, threatened or actual litigation or government investigations, the addition or departure of key personnel, actions taken by our shareholders, including the sale or other disposition of their shares of our Class A common stock, differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.
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
Approximately 47 million LLC Units of Station Holdco are owned by our Continuing Owners, or 40.7% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under Tax Receivable Agreement with Related Parties within Note 2 to the Consolidated Financial Statements.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock eligible for future sale, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. They also may make it more difficult for us to raise additional capital by selling equity securities in the future.
We may not have sufficient funds to pay dividends on our Class A common stock.
Although we intend to pay dividends on our Class A common stock to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. The existing debt agreements of Station LLC limit the ability of Station LLC to make distributions to Station Holdco, which effectively restricts the ability of Station Holdco to distribute sufficient funds to permit Red Rock to pay dividends to its stockholders. Red Rock will be required to apply funds distributed by Station Holdco to pay taxes and make payments under the TRA. Therefore, we cannot assure you that you will receive any dividends on your Class A common stock. Accordingly, you may need to sell your shares of Class A common stock to realize a return on your investment, and you may not be able to sell your shares above the price you paid for them. See Note 14 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 86.5% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
Any person who acquires more than 5% of Red Rock’s voting power must report the acquisition to the Nevada Commission. Nevada gaming regulations also require that beneficial owners of more than 10% of Red Rock’s voting power apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice requiring such filing. Further, an “institutional investor”, as defined in the Nevada gaming regulations, that acquires more than 10%, but not more than 25%, of Red Rock’s voting power may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Red Rock’s voting securities for investment purposes only.
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
In the future, we may attempt to increase our capital resources through offerings of debt securities, entering into or increasing amounts under our loan agreements or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, including holders of our senior notes, and shares of preferred stock, if any is issued, and lenders with respect to our indebtedness, including our credit facility, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, will likely have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering or enter into or increase loan amounts will depend on our management’s views on our capital structure and financial results, as well as market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of any such future transaction, and purchasers of our Class A common stock bear the risk of our future transactions reducing the market price of our Class A common stock and diluting their ownership interest in our company.
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
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements and include the following:

•	Red Rock, which opened in 2006, is situated on approximately 64 acres that we own on the northwest side of Las Vegas, Nevada.

•	Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.

•	Palms, which we purchased in 2016, is situated on approximately 37 acres that we own in Las Vegas, Nevada.

•	Palace Station, which opened in 1976, is situated on approximately 30 acres that we own in Las Vegas, Nevada.

•	Boulder Station, which opened in 1994, is situated on approximately 46 acres that we own on the east side of Las Vegas, Nevada.

•	Texas Station, which opened in 1995, is situated on approximately 47 acres that we own in North Las Vegas, Nevada.

•	Sunset Station, which opened in 1997, is situated on approximately 80 acres that we own in Henderson, Nevada.

•	Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own on the northwest side of Las Vegas, Nevada.

•	Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

•	Fiesta Henderson, which we purchased in 2001, is situated on approximately 35 acres that we own in Henderson, Nevada.

•
Wild Wild West, which we purchased in 1998, is situated on a portion of approximately 96 acres of land, of which approximately 76 acres is owned and approximately 20 acres is leased from a third party lessor at December 31, 2017. The significant terms of the lease agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.

•	Wildfire Rancho, which we purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.

•	Wildfire Boulder, which we purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.

•	Wildfire Sunset, which we purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.

•	Wildfire Lake Mead, which we purchased in 2006, is situated on approximately three acres that we own in Henderson, Nevada.

•	Wildfire Valley View and Wildfire Anthem, which we purchased in 2013, lease land and buildings used in their operations in Las Vegas and Henderson, Nevada, respectively, from third party lessors.

•
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
We control 428 acres of developable land comprised of eight strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. We also own one additional development site which is currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Subsequent to the opening or purchase of our properties, we have completed a variety of expansion and renovation projects. From time to time we also renovate portions of our properties, such as hotel rooms and restaurants.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. No assurance can be provided as to the outcome of such matters and litigation inherently involves significant costs.

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

	High	Low	Dividends Declared
2017
Fourth Quarter	$34.89	$22.67	$0.10
Third Quarter	24.94	21.41	0.10
Second Quarter	24.54	21.71	0.10
First Quarter	24.67	20.87	0.10
2016
Fourth Quarter	$23.97	$21.07	$0.10
Third Quarter	23.87	20.58	0.10
Second Quarter (from April 27, 2016)	23.28	18.25	—
Dividends
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. See Note 14 to the Consolidated Financial Statements for further details on dividends.
In February 2018, the board of directors declared a dividend of $0.10 per share of Class A common stock to holders of record as of March 15, 2018 to be paid on March 30, 2018. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.10 per unit for a total distribution of approximately $11.6 million, of which $4.7 million will be paid to its noncontrolling interest holders.
Holders
At February 23, 2018, there were 12 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
In November 2017, we repurchased 755 shares of Class A common stock in satisfaction of tax withholding obligations on vested restricted stock at an average price of approximately $25 per share, for a total purchase price of approximately $18,700. The shares were retired upon repurchase.
Recent Sales of Unregistered Securities
In November 2017, pursuant to the terms of the exchange agreement entered into in connection with our initial public offering, we issued an aggregate of 150,000 shares of Class A common stock in exchange for an equivalent number of shares of

Class B common stock and units of membership interest of Station Holdco LLC. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P 400”) and a peer group for the period beginning on April 27, 2016 (the date our common stock commenced trading on the NASDAQ) and ending on December 31, 2017.

	April 27, 2016	December 31, 2017
RRR	$100.00	$185.18
S&P 400	100.00	135.23
Peer Group (a)	100.00	170.92
_______________________________________

(a)	Includes Boyd Gaming Corporation, Eldorado Resorts, Inc., MGM Resorts International, Penn National Gaming, Inc. and Pinnacle Entertainment, Inc.

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

	Year Ended December 31,
	2017 (a)	2016 (b)	2015	2014 (c)	2013 (d)
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$1,615,616	$1,452,427	$1,352,135	$1,291,616	$1,256,137
Operating income	330,399	309,446	287,189	237,061	214,976
Income (loss) from continuing operations	63,039	155,775	143,418	131,135	(79,089)
Discontinued operations (e)	—	—	(166)	(42,548)	(24,976)
Net income (loss)	63,039	155,775	143,252	88,587	(104,065)
Net income (loss) attributable to noncontrolling interests	27,887	63,808	5,594	(11,955)	(9,067)
Net income (loss) attributable to Red Rock Resorts, Inc.	35,152	91,967	137,658	100,542	(94,998)
Per Share Data:
Net earnings (loss) per share, basic	$0.52	$1.03	$1.53	$1.12	$(1.05)
Net earnings (loss) per share, diluted	$0.42	$1.03	$1.53	$1.12	$(1.05)
Cash dividends declared per common share	$0.40	$0.20	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents, excluding restricted cash	$231,465	$133,776	$116,426	$122,579	$133,598
Total assets	3,619,610	3,526,155	2,932,111	2,973,824	3,072,252
Total debt	2,617,822	2,422,301	2,155,197	2,145,364	2,194,552
Total equity	637,291	633,352	573,709	644,117	692,821

(a)
During the year ended December 31, 2017, we recognized a $100.3 million charge in related party lease termination costs, which was offset by a $135.1 million adjustment to the tax receivable liability due to tax reform.

(b)	The acquisition of Palms was completed on October 1, 2016.

(c)	During the year ended December 31, 2014, we recognized a $49.1 million gain on repayment of our advances for development of Graton Resort.

(d)	During the year ended December 31, 2013, we recognized a $147.1 million loss on extinguishment/modification of debt related to the refinancing of $2.1 billion of our then outstanding debt.

(e)
Discontinued operations represents the results of Fertitta Interactive, which ceased operations in the fourth quarter of 2014. See Note 2 to the Consolidated Financial Statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
Red Rock is a holding company that manages and owns equity interests in Station Holdco and Station LLC. Station LLC is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. Station LLC owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. Station LLC managed Gun Lake in Allegan County, Michigan on behalf of another Native American tribe through February 2018. Station Holdco holds all of the economic interests in Station LLC, and at December 31, 2017, we held approximately 59% of the equity interests in Station Holdco. We have no material assets other than our ownership interest in Station Holdco and our ownership of 100% of the voting interests in Station LLC. We are designated as the sole managing member of both Station Holdco and Station LLC, and we operate and control all of their business and affairs.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2017. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2017. In addition, based on preliminary data for December 2017 from the Bureau of Labor Statistics, Las Vegas experienced a 3.1% year-over-year increase in employment to 998,800, which is an all-time high. This resulted in an unemployment rate of 4.9% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 57 consecutive months of year-over-year increases in taxable retail sales from February 2013 to October 2017. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 140% at December 2017 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Gaming revenue measures:

•
Slot handle, table game drop and race and sports write are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table game drop boxes. Write represents the aggregate dollar amount wagered on race and sports events.

•	Win represents the amount of wagers retained by us and recorded as casino revenue.

•	Hold represents win as a percentage of slot handle or table game drop.
As our customers are primarily Las Vegas residents, our hold percentages are generally consistent from period to period. Fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
The following table presents information about our results of continuing operations (dollars in thousands):

	Year Ended December 31,
	2017	Percent change	2016	Percent change	2015
Net revenues	$1,615,616	11.2%	$1,452,427	7.4%	$1,352,135
Operating income	330,399	6.8%	309,446	7.7%	287,189

Casino revenues	1,048,355	9.1%	960,992	4.2%	922,154
Casino expenses	416,863	13.1%	368,561	6.1%	347,509
Margin	60.2%		61.6%		62.3%

Food and beverage revenues	298,707	10.4%	270,619	7.7%	251,235
Food and beverage expenses	211,094	14.0%	185,177	13.8%	162,722
Margin	29.3%		31.6%		35.2%

Room revenues	176,585	23.6%	142,858	16.3%	122,888
Room expenses	72,300	31.5%	54,963	18.1%	46,559
Margin	59.1%		61.5%		62.1%

Other revenues	93,695	26.3%	74,208	6.4%	69,728
Other expenses	35,041	31.8%	26,588	4.5%	25,454

Management fee revenue	118,477	6.2%	111,520	25.5%	88,859

Selling, general and administrative expenses	379,246	16.4%	325,694	(0.7)%	327,857
Percent of net revenues	23.5%		22.4%		24.2%

Depreciation and amortization	178,217	13.8%	156,668	13.6%	137,865
Write-downs and other charges, net	29,584	n/m	24,591	n/m	10,679
Tax receivable agreement liability adjustment	(139,300)	n/m	739	n/m	—
Related party lease termination	100,343	n/m	—	n/m	—
Asset impairment	1,829	n/m	—	n/m	6,301
Interest expense, net	131,442	(6.2)%	140,189	(3.0)%	144,489
Loss on extinguishment/modification of debt, net	16,907	n/m	7,270	n/m	90
Change in fair value of derivative instruments	14,112	n/m	87	n/m	(1)
Provision for income tax	134,755	n/m	8,212	n/m	—
Net income attributable to noncontrolling interests	27,887	(56.3)%	63,808	n/m	5,594
Net income attributable to Red Rock Resorts, Inc.	35,152	(61.8)%	91,967	(33.2)%	137,658
________________________________________________
n/m = not meaningful

We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections below. References herein to same-store basis represent results of operations excluding the impact of operations of Palms from October 1, 2016, the date of acquisition, through December 31, 2017.
Net Revenues. Net revenues for the year ended December 31, 2017 increased by 11.2% to $1.62 billion as compared to $1.45 billion for the year ended December 31, 2016 primarily due to the acquisition of Palms. Same-store net revenues, which are further discussed below, increased 3.5% year over year, despite the negative impact related to construction disruption at Palace Station associated with the upgrade and expansion project that commenced during the fourth quarter of 2016.
Net revenues for the year ended December 31, 2016 increased by 7.4% to $1.45 billion as compared to $1.35 billion for the year ended December 31, 2015, and same-store net revenues increased 4.6% year over year. The increase in net revenues during 2016 is further discussed below.
Operating Income. Operating income increased to $330.4 million for the year ended December 31, 2017 as compared to $309.4 million for the year ended December 31, 2016. Included in operating income for the year ended December 31, 2017 was a gain of $135.1 million representing a decrease in the TRA liability as a result of the federal income tax rate reduction, and a $100.3 million loss on a related party lease termination, both of which are discussed below. Excluding the impact of the TRA adjustment and the loss from the related party termination, same-store operating income increased to $317.0 million as compared to $310.8 million for the prior year. Operating income increased by 7.7% for the year ended December 31, 2016 as compared to $287.2 million for the prior year. Components of operating income for the comparative periods are discussed below.
Casino.  Casino revenues increased by $87.4 million to $1.05 billion for the year ended December 31, 2017 as compared to $961.0 million for the prior year primarily due to the acquisition of Palms. Casino revenues on a same-store basis increased by $36.8 million or 3.9% as compared to the prior year, primarily due to higher volumes. On a same-store basis, slot handle increased by 4.1%, table games drop increased by 4.1% and race and sports write increased by 18.6%. For the year ended December 31, 2017, casino expenses increased by $48.3 million or 13.1% as compared to the prior year, primarily due to the acquisition of Palms, as well as the increase in same-store casinos revenues, gaming promotions and employee expenses.
Casino revenues increased $38.8 million to $961.0 million for the year ended December 31, 2016 as compared to $922.2 million for 2015. Casino revenues on a same-store basis increased by $23.3 million or 2.5% due to higher slot and table games revenue, which was partially offset by a decrease in sports revenue. The improvement was attributable to a 2.8% increase in same-store slot handle and a 4.0% increase in same-store table game drop. The decrease in sports revenue on a same-store basis was primarily due to a 1.4% decrease in hold. For the year ended December 31, 2016, casino expenses increased by $21.1 million or 6.1% as compared to the prior year, commensurate with the increase in same-store revenues, and included casino expenses associated with Palms.
Food and Beverage.  Food and beverage revenues for the year ended December 31, 2017 increased to $298.7 million as compared to $270.6 million for 2016 largely due to the acquisition of Palms. On a same-store basis, food and beverage revenues for the year ended December 31, 2017 increased slightly as compared to the prior year due to a 4.8% increase in the average guest check, which was partially offset by a 2.7% decrease in the number of restaurant guests served. Food and beverage expenses increased by 14.0% for the year ended December 31, 2017 as compared to the prior year, primarily due to the acquisition of Palms, as well as increases in employee expenses and enhancements to our food and beverage product offerings and service levels.
Food and beverage revenues for the year ended December 31, 2016 increased to $270.6 million as compared to $251.2 million for 2015, largely due to the opening of several new restaurants and the first full year of operations for certain restaurants that opened in late 2015, as well as the acquisition of Palms, which contributed $8.7 million in revenue. On a same-store basis, for the year ended December 31, 2016, the average guest check increased by 4.0% and the number of restaurant guests served increased slightly as compared to the prior year. Food and beverage expense for the year ended December 31, 2016 increased by 13.8% as compared to the prior year, mainly due to the addition of several new restaurants as well as additional product enhancements to our food and beverage offerings and service levels, and included food and beverage expenses associated with Palms.

Room. Information about our hotel operations is presented below:

	Year Ended December 31,
	2017	2016	2015
Occupancy	90.0%	92.8%	93.5%
Average daily rate	$95.10	$86.52	$79.11
Revenue per available room	$85.55	$80.31	$73.93
Room revenues for the year ended December 31, 2017 increased by 23.6% to $176.6 million as compared to $142.9 million for the year ended December 31, 2016 primarily due to the acquisition of Palms. ADR increased 9.9% as compared to the prior year, partially offset by a 2.8 percentage point decrease in occupancy rate. On a same-store basis, room revenues increased by $0.8 million or 0.6% for the year ended December 31, 2017 as compared to the prior year. Same-store ADR improved by 7.3%, while same-store occupancy decreased by 2.4%. During the year ended December 31, 2017, approximately 400 hotel rooms at Palace Station were permanently removed from service as part of the ongoing upgrade and expansion project. Room expenses increased by 31.5% for the year ended December 31, 2017 as compared to the prior year, primarily due to the acquisition of Palms, as well as increases in employee expenses.
Room revenues for the year ended December 31, 2016 increased by 16.3% to $142.9 million as compared to $122.9 million for the prior year due to a 9.4% improvement in ADR as compared to the prior year, partially offset by a 63 basis point decrease in the occupancy rate. On a same-store basis, room revenues increased by $8.4 million or 6.8% and ADR improved by 7.7% for the year ended December 31, 2016 as compared to the prior year. Room expenses for the year ended December 31, 2016 increased by 18.1% as compared to the prior year, commensurate with the increase in same-store revenues, and included room expenses associated with Palms.
Other. Other revenues primarily include revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues for the year ended December 31, 2017 increased by 26.3% to $93.7 million as compared to $74.2 million for the prior year, primarily due to the acquisition of Palms. On a same-store basis, other revenues for the year ended December 31, 2017 increased by 8.2% to $75.2 million as compared to $69.5 million for the prior year. The year-over-year improvement in other revenues was spread across all categories of revenues other than tenant leases, which remained flat. Other expenses for the year ended December 31, 2017 increased by 31.8% as compared to the prior year, primarily due to the inclusion of a full year of expenses associated with Palms.
Other revenues for the year ended December 31, 2016 increased by 6.4% to $74.2 million as compared to $69.7 million for the prior year. Other expenses for the year ended December 31, 2016 increased by 4.5% as compared to the prior year.
Management Fee Revenue. Management fee revenue is based on the operating results of our managed properties, and primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the year ended December 31, 2017, management fee revenue increased to $118.5 million as compared to $111.5 million for the prior year due to improved results at both Graton Resort and Gun Lake, primarily due to higher slot and table games revenue at both properties. Graton Resort opened an expansion in the fourth quarter of 2016, which included a 200-room hotel, convention space and other resort amenities, and Gun Lake completed a casino expansion in 2017, which opened in phases in May and September 2017. For the year ended December 31, 2016, management fee revenue increased to $111.5 million as compared to $88.9 million for the prior year, primarily due to improved results at both Graton Resort and Gun Lake. The Gun Lake management agreement, which expired in February 2018, produced $46.1 million, $40.5 million and $37.7 million of the total management fee revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Management fee revenue for the years ended December 31, 2017, 2016 and 2015 included $6.6 million, $8.9 million and $7.3 million in reimbursable costs, respectively.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 16.4% to $379.2 million for the year ended December 31, 2017 as compared to $325.7 million for the prior year. The increase was primarily due to SG&A expense of a full year of operations at Palms, as well as higher employee expenses. These increases were partially offset by decreased rent expense due to the related party lease termination discussed further below and decreased advertising and promotions expense as compared to prior year.

SG&A expenses decreased by 0.7% to $325.7 million for the year ended December 31, 2016 as compared to $327.9 million for the prior year, mainly due to lower compensation expense as compared to the prior year, including a decrease in share-based compensation of $12.8 million, which was primarily due to expense associated with Fertitta Entertainment’s liability awards in 2015. The decrease for the year ended December 31, 2016 was also due to a $2.5 million donation to the University of Nevada, Las Vegas to contribute to the construction of a new building for the hotel college in 2015. These decreases were partially offset by additional costs associated with being a public company, and increased advertising and promotions expense primarily related to the 10th anniversary celebration for our Red Rock property and the 40th anniversary of Palace Station, as well as SG&A expenses associated with Palms.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2017 increased to $178.2 million as compared to $156.7 million for the prior year, primarily due to a full year of depreciation and amortization expense associated with Palms, as well as accelerated depreciation related to the upgrade and expansion at Palace Station and the Palms redevelopment. Depreciation and amortization expense for the year ended December 31, 2016 increased to $156.7 million as compared to $137.9 million for 2015, due to fixed asset purchases, upgrades and enhancements, as well as accelerated depreciation related to various renovation projects.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as net losses on asset disposals and non-routine transactions, and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss on disposal of assets, net	$20,647	$6,182	$1,665
Transaction-related costs	—	9,684	5,819
Other, net	8,937	8,725	3,195
Write-downs and other charges, net	$29,584	$24,591	$10,679
Loss on disposal of assets for the year ended December 31, 2017 included $11.3 million related to the redevelopment of Palms. For the year ended December 31, 2016, loss on disposal of assets primarily represented normal recurring asset disposals. Losses on disposal of assets for the year ended December 31, 2015 were partially offset by $6.7 million in gains from the sale of land previously held for development.
Transaction-related costs included IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment acquisition.
Other includes development and preopening costs, lease termination, severance and certain non-routine transactions. For the years ended December 31, 2017 and 2016, other primarily included various expenses associated with the acquisition and integration of Palms.
Tax Receivable Agreement Liability Adjustment.  In connection with the IPO, we entered into the TRA with certain pre-IPO owners of Station Holdco. The TRA requires us to make future payments to the pre-IPO owners of 85% of realized tax benefits related to exchanges of LLC Units for Class A common stock. We recorded a liability related to the expected future TRA payments based on the corporate tax rate of 35%. In December 2017, the Tax Cuts and Jobs Act decreased the corporate tax rate to 21%, which reduced the tax benefits we expect to realize related to exchanges by pre-IPO owners and therefore decreased our obligation under the TRA. The $116.5 million net reduction of the TRA liability during 2017 is the result of a $135.1 million decrease due to the new tax rate, partially offset by increases related to exchanges.
Related Party Lease Termination.  In April 2017, we purchased entities that own certain land on which Texas Station and Boulder Station are located for aggregate consideration of $120.0 million. The land was previously leased under long-term operating leases with a related party lessor. During the year ended December 31, 2017, we recognized a charge of $100.3 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid and the fair value of the net assets acquired. The transaction generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco. Annual rent expense will decrease by approximately $7.1 million as a result of the land acquisition.
Asset Impairment. For the year ended December 31, 2017, we recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. At December 31, 2017, the land subject to the agreement is presented within assets held for sale in the Consolidated Balance

Sheet. During the year ended December 31, 2015, we recognized asset impairment charges totaling $6.3 million, primarily representing the write-down of certain parcels of undeveloped land in Las Vegas to their estimated fair values.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest cost, net of interest income	$115,346	$122,697	$125,463
Amortization of debt discount and debt issuance costs	17,206	17,492	19,026
Capitalized interest	(1,110)	—	—
Interest expense, net	$131,442	$140,189	$144,489
Interest expense, net, for the year ended December 31, 2017 was $131.4 million as compared to $140.2 million for the prior year. The decrease in interest expense, net for the year ended December 31, 2017 was primarily a result of credit facility repricings, the redemption of the 7.50% Senior Notes and the repayment of the Restructured Land Loan. As a result of these changes in our indebtedness, the weighted-average interest rate on our outstanding debt decreased, which was partially offset by the impact of an increase in our outstanding indebtedness, including the issuance of the 5.00% Senior Notes in September 2017. See Note 11 to the Consolidated Financial Statements for additional information on our debt activity.
Interest expense, net, for the year ended December 31, 2016 was $140.2 million as compared to $144.5 million for the prior year. The decrease in interest expense, net as compared to the prior year was primarily due to the refinancing of Station LLC’s credit facility, which was offset by increased borrowings. In June 2016, Station LLC refinanced its credit facility and as a result, the interest rate on its Term Loan B facility decreased from 4.25% at December 31, 2015 to 3.75% at December 31, 2016.
Interest expense, net, also included the impact of our interest rate swaps for which hedge accounting was previously elected. In June 2017, we dedesignated our existing interest rate swaps and discontinued hedge accounting. For the years ended December 31, 2017, 2016 and 2015, interest rate swaps increased our interest expense by $1.2 million, $5.1 million and $8.5 million, respectively. These amounts included deferred gains and losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive income into interest expense. See Note 12 to the Consolidated Financial Statements for additional information on our interest rate swaps.
Loss on Extinguishment/Modification of Debt, net. During the year ended December 31, 2017, we recognized a $16.9 million net loss on extinguishment/modification of debt. This included losses on extinguishment/modification of debt of $27.2 million related to the redemption of the 7.50% Senior Notes and $4.7 million related to credit facility amendments completed throughout the year, partially offset by a $14.9 million gain on debt extinguishment related to the Restructured Land Loan recognized in June 2017. During the year ended December 31, 2016, we recognized a $7.3 million loss on extinguishment/modification of debt, primarily related to the refinancing of Station LLC’s credit facility in June 2016. As a result of the 2016 refinancing, Station LLC recognized a $6.6 million loss on extinguishment/modification of debt related to the extinguished portion of the debt.
Change in Fair Value of Derivative Instruments. During the year ended December 31, 2017, we recognized a $14.1 million net gain on the change in fair value of our interest rate swaps. The gain was primarily due to LIBOR movements and our election to no longer apply hedge accounting beginning July 2017.
Provision for Income Tax. Income tax expense totaled $134.8 million and $8.2 million for the years ended December 31, 2017 and 2016, respectively. The provision for income taxes in 2017 includes the unfavorable impacts of the Tax Cuts and Jobs Act due to the remeasurement of our U.S. federal deferred tax assets and liabilities to apply the new 21% federal tax rate. We were formed on September 9, 2015 and did not engage in any operations prior to the IPO. We first filed tax returns for tax year 2015, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. At December 31, 2017 we held an economic interest of approximately 59.3% in Station Holdco, which holds all of the economic interests in Station LLC. We have been designated as the sole managing member of both Station Holdco and Station LLC, and consolidate the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco. The approximate 40.7% ownership in Station Holdco is considered noncontrolling interest. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for the noncontrolling interests’ share of Station Holdco’s taxable income.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the years ended December 31, 2017, 2016 and 2015 was $27.9 million, $63.8 million and $5.6 million, respectively. The decrease in net income attributable to noncontrolling interests in 2017 as compared to 2016 is primarily due to the decrease in Station Holdco’s net income as a result of the related party lease termination described above. Net income attributable to noncontrolling interests for the period from May 2, 2016 through December 31, 2017 represents the portion of net income attributable to the ownership interest in Station Holdco not held by us, as well as the portion of MPM Enterprises, LLC’s (“MPM”) net income that was not attributable to us. Net income attributable to noncontrolling interests for periods prior to May 2, 2016 included the portion of MPM’s net income that was not attributable to us.
Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Year Ended December 31,
	2017	2016	2015
Net revenues
Las Vegas operations	$1,491,919	$1,336,177	$1,258,207
Native American management	117,968	110,962	88,277
Reportable segment net revenues	1,609,887	1,447,139	1,346,484
Corporate and other	5,729	5,288	5,651
Net revenues	$1,615,616	$1,452,427	$1,352,135

Net income	$63,039	$155,775	$143,252
Adjustments
Depreciation and amortization	178,217	156,668	137,865
Share-based compensation	7,922	6,893	19,726
Write-downs and other charges, net	29,584	24,591	10,679
Tax receivable agreement liability adjustment	(139,300)	739	—
Related party lease termination	100,343	—	—
Asset impairment	1,829	—	6,301
Interest expense, net	131,442	140,189	144,489
Loss on extinguishment/modification of debt, net	16,907	7,270	90
Change in fair value of derivative instruments	(14,112)	(87)	1
Adjusted EBITDA attributable to MPM noncontrolling interest	(15,262)	(14,675)	(14,192)
Provision for income tax	134,755	8,212	—
Other	1,000	(1,133)	3,203
Adjusted EBITDA	$496,364	$484,442	$451,414

Adjusted EBITDA
Las Vegas operations	$432,758	$423,692	$410,301
Native American management	95,897	87,259	66,622
Reportable segment Adjusted EBITDA	528,655	510,951	476,923
Corporate and other	(32,291)	(26,509)	(25,509)
Adjusted EBITDA	$496,364	$484,442	$451,414

The year over year increases in Adjusted EBITDA are due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, tax receivable agreement liability adjustment, related party lease termination, asset impairments, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.
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
Holding Company Financial Information
The indenture governing the 5.00% Senior Notes contains certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. As discussed below, the primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes payable by the Holding Company, the liability relating to the TRA and additional SG&A expenses incurred by the Holding Company for professional costs relating to the TRA and public company reporting.
At December 31, 2017, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $22.7 million, a net deferred tax asset of $132.2 million and an income tax receivable of $0.3 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $141.9 million liability under the TRA and $0.8 million of other net current liabilities. At December 31, 2016, the Holding Company had cash of $3.8 million, an income tax receivable of $7.7 million and a net deferred tax asset of $244.5 million, offset by liabilities that are solely the Holding Company’s, consisting of a $258.5 million liability under the TRA and $0.6 million of other net current liabilities.
For the year ended December 31, 2017 the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company incurred a net loss of $3.9 million which included a benefit of $139.3 million primarily related to the impact of tax reform on our obligations under the TRA, SG&A expenses of $8.5 million and provision for income tax of $134.8 million. For the year ended December 31, 2016, the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company incurred a net loss of $14.1 million, which primarily included SG&A expenses of $4.5 million and provision for income tax of $8.2 million.
Financial Condition, Capital Resources and Liquidity
The following financial condition, capital resources and liquidity discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and issuances of debt and equity, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors.
At December 31, 2017, we had $231.5 million in cash and cash equivalents, and Station LLC’s borrowing availability under its credit facility, subject to continued compliance with its terms, was $747.0 million, which was net of $34.0 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for 2018 are expected to include (i) required principal and interest payments on Station LLC’s indebtedness, totaling approximately $30.1 million and $113.5 million, respectively, (ii) approximately $650.0 million to $700.0 million for maintenance and investment capital expenditures, which include amounts related to the upgrade and expansion project at Palace Station and the redevelopment of Palms, and (iii) distributions to noncontrolling interest holders of Station Holdco and dividends to our Class A common stockholders, including $11.6 million to be paid in March 2018.
We are obligated to make payments under the TRA, which is described in Note 17 to the Consolidated Financial Statements. At December 31, 2017, such obligations totaled $141.9 million, $17,000 of which is expected to be paid within the next 12 months. Although the amount of any payments that must be made under the TRA may be significant, the timing of these payments will vary and will generally be limited to one payment per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments. See Contractual Obligations for additional information about the estimated amounts and timing of payments under the TRA.
We believe that cash flows from operations, available borrowings under the credit facility, other debt financings and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$289,058	$346,208	$349,440
Investing activities	(281,653)	(444,096)	(106,273)
Financing activities	90,284	115,041	(249,860)
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
During the year ended December 31, 2017, net cash provided by operating activities totaled $289.1 million, compared to $346.2 million for the prior year. Operating cash flows were negatively impacted by the $100.3 million loss on related party lease termination and additional costs associated with being a public company. These negative impacts were partially offset by operating results from Palms, which we acquired in October 2016, as well as improved operating results from our properties and our Native American managed properties as described under Results of Operations above.
Operating cash flows for the year ended December 31, 2016 totaled $346.2 million, compared to $349.4 million for the prior year. Operating cash flows decreased due to the settlement of liability classified equity awards of Fertitta Entertainment, which was partially offset by improved operating results from our properties and our Native American managed properties as described under Results of Operations above.
Cash flows from operating activities for all periods presented reflect normal fluctuations in our working capital accounts.
Cash Flows from Investing Activities
During the years ended December 31, 2017, 2016 and 2015, we paid $248.4 million, $162.4 million and $129.9 million, respectively, for capital expenditures, which were primarily related to various renovation projects, including the upgrade and expansion project at Palace Station which commenced in October 2016 and redevelopment of Palms, as well as the purchase of slot machines and related gaming equipment. During the year ended December 31, 2017 we paid $23.4 million to a related party to purchase the land subject to the ground leases on which each of Boulder Station and Texas Station is located. During the year ended December 31, 2016, we paid $305.9 million, net of cash received, for the acquisition of Palms. Also during the year ended December 31, 2016, Fertitta Entertainment sold a consolidated subsidiary, which held an aircraft and related debt, to a related party for $8.0 million in cash and collected $18.3 million of related party notes. During the year ended December 31, 2015, we received $26.3 million in proceeds from asset sales, primarily from the sale of land previously held for development. In addition, during the years ended December 31, 2017, 2016 and 2015, we paid $2.5 million, $2.7 million and $1.8 million, respectively, in reimbursable advances for the North Fork Project.
Cash Flows from Financing Activities
During the year ended December 31, 2017, we completed an aggregate $531.9 million upsizing and repricing of Station LLC’s credit facility and issued $550.0 million in aggregate principal amount of 5.00% Senior Notes. We paid fees and costs related to the credit facility amendments and 5% Senior Notes issuance of $24.6 million and $6.6 million, respectively. During the same period we paid $105.1 million in full settlement of the outstanding principal owed under the Restructured Land Loan and to acquire outstanding warrants of CV Propco and NP Tropicana. In addition we redeemed all $500.0 million of the 7.50% Senior Notes and paid redemption premiums totaling $18.8 million. During the same period, we paid $27.0 million in dividends to Class A common shareholders and $38.3 million in cash distributions, consisting of $26.5 million paid to the noncontrolling interest holders of Station Holdco and $11.8 million paid by MPM to its noncontrolling interest holders.
In May 2016, we received net proceeds from the IPO of $531.9 million, which is net of $4.9 million of offering costs and a $4.1 million tax withholding payment. We used $112.5 million to purchase outstanding LLC Units from existing members of Station Holdco. Station LLC used the remaining proceeds from the IPO, along with additional borrowings under its credit facility, to complete the purchase of Fertitta Entertainment. Of the Fertitta Entertainment purchase price, $51.0 million was used to repay amounts outstanding under Fertitta Entertainment’s credit facility, $18.7 million was paid to settle Fertitta Entertainment’s liability-classified equity awards and $389.1 million was paid as a deemed distribution to Fertitta Entertainment’s equity holders.
During the year ended December 31, 2016, Station LLC entered into a new credit facility, the proceeds of which were used to repay the principal balance outstanding under its prior credit facility and to pay related fees and costs totaling $37.6 million. During the same period, we paid $10.6 million in dividends to Class A common shareholders and we paid $125.5 million in distributions, of which $30.4 million represented tax distributions to noncontrolling interest holders of Station Holdco, and $11.1 million represented distributions to noncontrolling interest holders of MPM. During the year ended December 31, 2016, we also paid $7.3 million to terminate an interest rate swap concurrently with entering into the credit facility, and we paid $6.0 million to the noncontrolling interest holders of MPM related to a note payable.
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
Credit Facility Amendments
In January 2017, we amended Station LLC’s credit facility to increase the existing Term Loan B Facility by $125.0 million and reduce the applicable margins for LIBOR and base rate loans by 50 basis points. Station LLC used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under the credit facility and pay fees and costs incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings.
In May 2017, we amended Station LLC’s credit facility to increase the Term Loan B Facility by an additional $250.0 million. Station LLC applied the proceeds of the incremental borrowings under the Term Loan B Facility, together with cash on hand, to pay for the redemption of $250.0 million of its 7.50% Senior Notes and to pay fees and costs incurred in connection with the transactions. As a result of the January 2017 and May 2017 increases to the Term Loan B Facility, the required quarterly principal payments increased to $4.7 million. Depending on Station LLC’s consolidated leverage ratio, we are required to apply a portion of its excess cash flow, if any, to repay amounts outstanding under the Term Loan B Facility, which reduces future quarterly principal payments.
Also in May 2017, we completed a series of amendments to Station LLC’s credit facility to increase the existing Term Loan A Facility by $50.0 million and reduce the applicable margins for LIBOR and base rate loans under the credit facility and Term Loan A Facility. As amended, the credit facility and the Term Loan A Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from

0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio. Prior to the amendments, the credit facility and the Term Loan A Facility bore interest at a rate per annum, at Station LLC’s option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%.
In September 2017, we amended Station LLC’s credit facility to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the credit facility by one year to June 8, 2022; (b) set the required quarterly principal payments on the Term Loan A to approximately $3.4 million, payable on the last day of each quarter beginning on December 31, 2017; (c) increase the outstanding amount of the Term Loan A Facility to approximately $272.5 million; (d) increase the borrowing availability of the credit facility to $781.0 million and (e) modify the maximum consolidated total leverage ratio requirements as described in Note 11.
Restructured Land Loan
During the year ended December 31, 2017, we paid $105.1 million in full settlement of the outstanding principal owed under the Restructured Land Loan. Annual interest payments will decrease by approximately $3.6 million as a result of the repayment of the Restructured Land Loan.
5.00% Senior Notes
In September 2017, Station LLC issued $550.0 million in aggregate principal amount of 5.00% Senior Notes due October 1, 2025 at par pursuant to an indenture among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. Interest on the 5.00% Senior Notes will be paid every six months in arrears on April 1 and October 1, commencing April 1, 2018. See Note 11 for further information on the 5.00% Senior Notes.
7.50% Senior Notes
As noted above, during the year ended December 31, 2017 we redeemed $500.0 million in aggregate principal amount of Station LLC’s 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Annual interest payments will decrease by approximately $10.0 million as a result of the redemption. See Note 11 for further information on the redemption of the 7.50% Senior Notes.
Restrictive Covenants
Certain customary covenants are included in both the credit agreement governing the credit facility and the indenture governing the 5.00% Senior Notes that, among other things and subject to certain exceptions, restrict Station LLC’s ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than its core business and related businesses; or issue certain preferred units.
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility and measure as of the end of each quarter, including an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at December 31, 2017 to 5.25 to 1.00 at December 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A Facility and the credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2017, Station LLC’s interest coverage ratio was 4.53 to 1.00 and its consolidated total leverage ratio was 4.99 to 1.00, both as defined in the credit facility. We believe Station LLC was in compliance with all applicable covenants at December 31, 2017.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 12 to the Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2017, we had outstanding letters of credit and similar obligations totaling $34.0 million.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$30,094	$116,981	$377,207	$2,158,366	$2,682,648
Interest on long-term debt and interest rate swaps (b)	113,547	233,077	209,945	106,061	662,630
Operating leases	3,057	8,163	8,918	211,792	231,930
Construction contracts (c)	309,866	—	—	—	309,866
Obligation under the tax receivable agreement (d)	17	—	14,795	127,111	141,923
Other (e)	43,930	5,665	2,308	—	51,903
Total contractual cash obligations	$500,511	$363,886	$613,173	$2,603,330	$4,080,900
___________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at December 31, 2017. Additional information about Station LLC’s long-term debt is included in Note 11 to the Consolidated Financial Statements.

(b)
Includes contractual interest payments on fixed and variable rate long-term debt outstanding at December 31, 2017 based on outstanding amounts and interest rates in effect at that date, and projected cash payments on our interest rate swaps.

(c)	Includes $244.4 million and $65.5 million in commitments related to the redevelopment of Palms and the upgrade and expansion project at Palace Station, respectively.

(d)
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of the taxable income we generate each year and the tax rate then applicable.

(e)	Includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts, equipment purchase obligations and other long term obligations.
Inflation
We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last three fiscal years.
Native American Development
We have development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 8 to the Consolidated Financial Statements for additional information.
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities, as well as regulation by gaming authorities in the other jurisdictions in which we operate, including the NIGC, the California Gambling Control Commission, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission. We will also be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.
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

Description of Certain Indebtedness
Long-term Debt
A description of our indebtedness is included in Note 11 to the Consolidated Financial Statements.
Derivative Instruments
A description of our derivative and hedging activities and the related accounting is included in Note 12 to the Consolidated Financial Statements.
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
Property and Equipment. At December 31, 2017, the carrying amount of our property and equipment was approximately $2.5 billion, which represents approximately 70.2% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. We test our goodwill for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.
When performing the annual goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
When performing the quantitative test, we estimate the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on our current valuation multiple and multiples of comparable publicly traded companies. The estimation of fair value requires management to make critical estimates, judgments and assumptions, including estimating expected future cash flows and selecting appropriate discount rates, valuation multiples and market comparables. Application of alternative estimates and assumptions could produce significantly different results.
At December 31, 2017, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our 2017 annual goodwill testing date, the estimated fair values of each of our properties exceeded their respective carrying amounts. If the fair value of any of our properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2017, the carrying amount of our indefinite-lived intangible assets totaled approximately $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets. The fair values of certain of our properties’ indefinite-lived intangible assets is highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
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
Derivative Instruments
We enter into interest rate swaps to hedge our exposure to variability in expected future cash flows related to interest payments on our debt. We recognize our derivative instruments at fair value on our Consolidated Balance Sheets as either assets or liabilities. The fair values of interest rate swaps are subject to significant estimation and a high degree of variability between each reporting period. A description of the assumptions we used in estimating the fair values of our interest rate swaps is included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The accounting for changes in the fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. At December 31, 2017, none of our interest rate swaps were designated as cash flow hedges. At December 31, 2016 and 2015, all of our interest rate swaps were designated as cash flow hedges.
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

Share-Based Compensation
Share-based compensation for periods subsequent to the IPO includes stock options and restricted stock awarded to employees. We measure share-based compensation expense at the grant date based on the fair value of the award and recognize the expense over the requisite service period. We use the straight-line method to recognize compensation expense for share-based awards with graded vesting. The fair value of restricted stock awards is based on the closing share price of our stock on the grant date. We estimate the fair value of stock option awards using the Black-Scholes option pricing model, which utilizes various inputs and assumptions, some of which are subjective. Key inputs we use in applying the Black-Scholes option pricing model are the stock price on the date of grant, expected stock price volatility, expected term of the award, risk-free interest rate and expected dividend yield. As a result of the IPO and Reorganization Transactions in May 2016, we have limited historical data on which to base certain assumptions used in the Black-Scholes model. Accordingly, we use the historical volatility of comparable public companies to estimate our expected stock price volatility, and we use the simplified method to estimate the expected term of our stock option awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for a period equal to the expected term. The expected dividend yield is based on the current annualized dividend as of the grant date and the average stock price for the year preceding the option grant.
Income Taxes
We are taxed as a corporation and will pay corporate federal, state and local taxes on our share of income allocated to us by Station Holdco. Station Holdco continues to operate as a partnership for federal, state and local tax reporting and holds 100% of the economic interests in Station LLC. The members of Station Holdco are liable for any income taxes resulting from their share of income allocated to them by Station Holdco as a pass-through entity.
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
We determined that no liability for unrecognized tax benefits for uncertain tax positions was required to be recorded at December 31, 2017. In addition, we do not believe that we have any tax positions for which it is reasonably possible that we will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
Interest and penalties related to income taxes are included in our income tax provision. We have incurred no interest or penalties related to income taxes in any of the periods presented.
Tax Receivable Agreement with Related Parties
In connection with the IPO, we entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires us to make payments to such holders for 85% of the tax benefits we realize by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At December 31, 2017, our liability under the TRA was $141.9 million.
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of the taxable income we generate each year and the tax rate then applicable. The payment obligations under the TRA are our obligations and are not obligations of Station Holdco or Station LLC. Payments are generally due within a specified period of time following the filing of our annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 5.00%.

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
At December 31, 2017, $2.1 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 2.00% to 2.50%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our credit facility ranged from 1.36% to 1.57%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2017. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2017, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $5.2 million, after giving effect to our interest rate swaps and the 0.75% LIBOR floor stipulated in the Term Loan B Facility.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. At December 31, 2017, we had 20 outstanding variable-to-fixed interest rate swaps with a combined notional amount of $1.6 billion which effectively hedged a portion of the interest rate risk on borrowings under our credit agreements. In June 2017, we dedesignated the hedge accounting relationships of our interest rate swaps that were previously designated as cash flow hedges of forecasted interest payments. Although we no longer apply hedge accounting to these interest rate swaps, they continue to meet our risk management objectives by achieving fixed cash flows attributable to interest payments on the debt principal being hedged. See Note 12 to the Consolidated Financial Statements for detailed information about our interest rate swaps. We do not use derivative financial instruments for trading or speculative purposes.
Interest rate movements affect the fair value of our interest rate swaps. The fair values of our interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods and changes in the fair values of our interest rate swaps are recognized in our Consolidated Statements of Income in the period of change. In addition, we are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at December 31, 2017.

Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2017 (dollars in millions):

	Expected maturity date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$2.4	$2.5	$2.6	$2.8	$2.9	$567.0	$580.2	$581.5
Weighted-average interest rate	3.94%	3.93%	3.93%	3.93%	3.93%	4.97%

Variable rate (a)	$27.7	$32.4	$79.4	$97.2	$274.3	$1,591.4	$2,102.4	$2,095.6
Weighted-average interest rate	3.72%	3.77%	3.94%	3.96%	3.51%	4.06%
____________________________________

(a)	Based on variable interest rates and margins in effect at December 31, 2017.
Following is information about the combined notional amount and weighted-average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the combined net asset at December 31, 2017 (dollars in millions):

	Expected maturity date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value (c)
Interest rate swaps:
Notional amount	$44.3	$127.3	$156.2	$1,250.0	$—	$—	$1,577.8	$22.0
Fixed interest rate payable (a)	1.32%	1.59%	1.83%	1.94%	—%	—%
Variable interest rate receivable (b)	1.41%	1.41%	1.41%	1.41%	—%	—%
____________________________________

(a)	Represents the weighted-average fixed interest rate payable on our interest rate swaps.

(b)	Represents the variable receive rate in effect at December 31, 2017.

(c)	Excludes accrued interest.
Additional information about our long-term debt and interest rate swaps is included in Notes 11 and 12 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders'/members’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2. (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for the Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
March 1, 2018

RED ROCK RESORTS, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$231,465	$133,776
Restricted cash	3,279	2,377
Receivables, net	48,730	43,547
Income tax receivable	256	7,698
Inventories	12,572	11,956
Prepaid gaming tax	21,597	20,066
Prepaid expenses and other current assets	19,373	11,401
Assets held for sale	4,290	19,020
Total current assets	341,562	249,841
Property and equipment, net	2,542,111	2,438,129
Goodwill	195,676	195,676
Intangible assets, net	128,000	149,199
Land held for development	177,182	163,700
Investments in joint ventures	10,133	10,572
Native American development costs	17,270	14,844
Deferred tax asset, net	132,220	244,466
Other assets, net	75,456	59,728
Total assets	$3,619,610	$3,526,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,626	$30,710
Accrued interest payable	10,611	15,841
Other accrued liabilities	176,813	153,142
Current portion of payable pursuant to tax receivable agreement	17	1,021
Current portion of long-term debt	30,094	46,063
Total current liabilities	239,161	246,777
Long-term debt, less current portion	2,587,728	2,376,238
Deficit investment in joint venture	2,235	2,307
Other long-term liabilities	11,289	10,041
Payable pursuant to tax receivable agreement, net of current portion	141,906	257,440
Total liabilities	2,982,319	2,892,803
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 68,897,563 and 65,893,439 shares issued and outstanding at December 31, 2017 and 2016, respectively	689	659
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 47,264,413 and 49,956,296 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	352,939	329,002
Retained earnings	25,723	17,628
Accumulated other comprehensive income	2,473	2,458
Total Red Rock Resorts, Inc. stockholders’ equity	381,825	349,748
Noncontrolling interest	255,466	283,604
Total stockholders’ equity	637,291	633,352
Total liabilities and stockholders’ equity	$3,619,610	$3,526,155

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenues:
Casino	$1,048,355	$960,992	$922,154
Food and beverage	298,707	270,619	251,235
Room	176,585	142,858	122,888
Other	93,695	74,208	69,728
Management fees	118,477	111,520	88,859
Gross revenues	1,735,819	1,560,197	1,454,864
Promotional allowances	(120,203)	(107,770)	(102,729)
Net revenues	1,615,616	1,452,427	1,352,135
Operating costs and expenses:
Casino	416,863	368,561	347,509
Food and beverage	211,094	185,177	162,722
Room	72,300	54,963	46,559
Other	35,041	26,588	25,454
Selling, general and administrative	379,246	325,694	327,857
Depreciation and amortization	178,217	156,668	137,865
Write-downs and other charges, net	29,584	24,591	10,679
Tax receivable agreement liability adjustment	(139,300)	739	—
Related party lease termination	100,343	—	—
Asset impairment	1,829	—	6,301
	1,285,217	1,142,981	1,064,946
Operating income	330,399	309,446	287,189
Earnings from joint ventures	1,632	1,913	809
Operating income and earnings from joint ventures	332,031	311,359	287,998
Other (expense) income:
Interest expense, net	(131,442)	(140,189)	(144,489)
Loss on extinguishment/modification of debt, net	(16,907)	(7,270)	(90)
Change in fair value of derivative instruments	14,112	87	(1)
	(134,237)	(147,372)	(144,580)
Income before income tax	197,794	163,987	143,418
Provision for income tax	(134,755)	(8,212)	—
Income from continuing operations	63,039	155,775	143,418
Discontinued operations	—	—	(166)
Net income	63,039	155,775	143,252
Less: net income attributable to noncontrolling interests	27,887	63,808	5,594
Net income attributable to Red Rock Resorts, Inc.	$35,152	$91,967	$137,658

Earnings per common share (Note 21):
Earnings per share of Class A common stock, basic	$0.52	$1.03	$1.53
Earnings per share of Class A common stock, diluted	$0.42	$1.03	$1.53

Weighted-average common shares outstanding:
Basic	67,397	34,141	9,888
Diluted	115,930	34,285	9,888

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$63,039	$155,775	$143,252
Other comprehensive (loss) income, net of tax:
(Loss) gain on interest rate swaps:
Unrealized (loss) gain arising during period	(1,025)	5,726	(6,851)
Reclassification into income	658	4,973	8,548
(Loss) gain on interest rate swaps recognized in other comprehensive (loss) income	(367)	10,699	1,697
(Loss) gain on available-for-sale securities:
Unrealized gain (loss) arising during period	8	135	(102)
Reclassification into income	(120)	—	201
(Loss) gain on available-for-sale securities recognized in other comprehensive (loss) income	(112)	135	99
Minimum pension liability adjustment, net	(165)	5	—
Other comprehensive (loss) income, net of tax	(644)	10,839	1,796
Comprehensive income	62,395	166,614	145,048
Less: comprehensive income attributable to noncontrolling interests	27,426	69,746	5,594
Comprehensive income attributable to Red Rock Resorts, Inc.	$34,969	$96,868	$139,454

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (amounts in thousands)

	Station Holdco Combined Members’ Equity
			Red Rock Resorts, Inc. Stockholders’ Equity
			Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ / members’ equity
	Controlling members’ equity	Noncontrolling interest	Class A		Class B
			Shares	Amount	Shares	Amount
Balances, December 31, 2014	$617,943	$26,174	—	$—	—	$—	$—	$—	$—	$—	$644,117
Net income	137,658	5,594	—	—	—	—	—	—	—	—	143,252
Unrealized gain on interest rate swaps, net	1,697	—	—	—	—	—	—	—	—	—	1,697
Unrealized gain on available-for-sale securities, net	99	—	—	—	—	—	—	—	—	—	99
Share-based compensation	6,772	—	—	—	—	—	—	—	—	—	6,772
Distributions	(211,245)	(10,983)	—	—	—	—	—	—	—	—	(222,228)
Balances, December 31, 2015	$552,924	$20,785	—	$—	—	$—	$—	$—	$—	$—	$573,709
Activity prior to the IPO and reorganization transactions:
Net income	63,651	3,007	—	—	—	—	—	—	—	—	66,658
Other comprehensive income	18	—	—	—	—	—	—	—	—	—	18
Share-based compensation	542	—	—	—	—	—	—	—	—	—	542
Distributions	(83,883)	(3,567)	—	—	—	—	—	—	—	—	(87,450)
Effects of the IPO and reorganization transactions:
Effects of the reorganization transactions	(533,252)	(20,225)	—	—	—	—	538,537	—	(5,285)	20,225	—
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	—	29,512	295	—	—	531,654	—	—	—	531,949
Issuance of Class B common stock	—	—	—	—	80,562	1	—	—	—	—	1
Purchase of LLC Units from Continuing Owners — deemed distribution	—	—	—	—	(6,136)	—	(112,474)	—	—	—	(112,474)
Issuance of Class A common stock in exchange for LLC Units	—	—	11,747	117	—	—	(117)	—	—	—	—
Purchase of Fertitta Entertainment — deemed distribution	—	—	—	—	—	—	(389,650)	—	—	—	(389,650)
Recognition of tax receivable agreement liability	—	—	—	—	—	—	(44,475)	—	—	—	(44,475)
Net deferred tax assets resulting from the reorganization transactions	—	—	—	—	—	—	29,943	—	364	—	30,307
Issuance of restricted stock awards	—	—	190	2	—	—	(2)	—	—	—	—
Allocation of equity to noncontrolling interests in Station Holdco	—	—	—	—	—	—	(366,319)	—	3,411	362,908	—
Activity subsequent to the IPO and reorganization transactions:
Net income	—	—	—	—	—	—	—	28,316	—	60,801	89,117
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4,883	5,938	10,821
Share-based compensation	—	—	—	—	—	—	1,975	—	—	1,448	3,423
Distributions	—	—	—	—	—	—	—	—	—	(38,052)	(38,052)
Dividends	—	—	—	—	—	—	—	(10,688)	—	—	(10,688)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (amounts in thousands)

	Station Holdco Combined Members’ Equity
			Red Rock Resorts, Inc. Stockholders’ Equity
			Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ / members’ equity
	Controlling members’ equity	Noncontrolling interest	Class A		Class B
			Shares	Amount	Shares	Amount
Forfeitures of restricted stock awards, net of issuances	—	—	(19)	1	—	—	(1)	—	—	—	—
Exchanges of noncontrolling interests for Class A common stock	—	—	24,470	244	(24,470)	—	128,143	—	—	(128,387)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	(213,247)	—	—	—	(213,247)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	223,000	—	—	—	223,000
Repurchases of Class A common stock	—	—	(7)	—	—	—	(157)	—	—	—	(157)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	—	—	2,192	—	(915)	(1,277)	—
Balances, December 31, 2016	$—	$—	65,893	$659	49,956	$1	$329,002	$17,628	$2,458	$283,604	$633,352
Net income	—	—	—	—	—	—	—	35,152	—	27,887	63,039
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(183)	(461)	(644)
Share-based compensation	—	—	—	—	—	—	8,000	—	—	—	8,000
Distributions	—	—	—	—	—	—	—	—	—	(38,290)	(38,290)
Dividends	—	—	—	—	—	—	—	(27,057)	—	—	(27,057)
Issuance of restricted stock awards, net of forfeitures	—	—	188	2	—	—	(2)	—	—	—	—
Stock option exercises	—	—	128	1	—	—	2,500	—	—	—	2,501
Exchanges of noncontrolling interests for Class A common stock	—	—	2,692	27	(2,692)	—	14,660	—	228	(14,915)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	(22,761)	—	—	—	(22,761)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	24,610	—	—	—	24,610
Tax effects resulting from stock option exercises	—	—	—	—	—	—	(882)	—	—	—	(882)
Repurchases of Class A common stock	—	—	(3)	—	—	—	(93)	—	—	—	(93)
Acquisition of subsidiary noncontrolling interests	—	—	—	—	—	—	2,850	—	—	(7,334)	(4,484)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	—	—	(4,945)	—	(30)	4,975	—
Balances, December 31, 2017	$—	$—	68,898	$689	47,264	$1	$352,939	$25,723	$2,473	$255,466	$637,291

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$63,039	$155,775	$143,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,217	156,668	137,865
Change in fair value of derivative instruments	(14,112)	(87)	1
Reclassification of unrealized loss on derivative instruments into income	1,176	5,066	8,548
Write-downs and other charges, net	19,783	6,156	3,713
Tax receivable agreement liability adjustment	(139,300)	739	—
Asset impairment	1,829	—	6,301
Amortization of debt discount and debt issuance costs	17,206	17,492	19,026
Interest—paid in kind	—	2,130	4,254
Share-based compensation	7,922	6,893	19,726
Settlement of liability-classified equity awards	—	(18,739)	—
Earnings from joint ventures	(1,632)	(1,913)	(809)
Distributions from joint ventures	961	1,334	1,686
Loss on extinguishment/modification of debt, net	16,907	7,270	90
Deferred income tax	136,125	6,962	—
Changes in assets and liabilities:
Restricted cash	(902)	(225)	1,067
Receivables, net	(4,610)	(3,492)	178
Interest on related party notes receivable	—	(247)	(722)
Inventories and prepaid expenses	(6,999)	(510)	(2,389)
Accounts payable	(1,184)	8,934	4,954
Accrued interest payable	(5,148)	2,460	(1,461)
Income tax payable/receivable, net	7,790	(8,250)	—
Other accrued liabilities	7,169	320	1,281
Other, net	4,821	1,472	2,879
Net cash provided by operating activities	289,058	346,208	349,440
Cash flows from investing activities:
Capital expenditures, net of related payables	(248,427)	(162,377)	(129,925)
Acquisition of land from related party	(23,440)	—	—
Business acquisition, net of cash received	—	(305,886)	—
Proceeds from asset sales	1,045	11,094	26,329
Proceeds from repayment of related party note receivable	—	18,330	500
Distributions in excess of earnings from joint ventures	1,038	1,015	971
Native American development costs	(2,469)	(2,704)	(1,827)
Net settlement of derivative instruments	585	—	—
Deposits and other, net	(9,985)	(3,568)	(2,321)
Net cash used in investing activities	(281,653)	(444,096)	(106,273)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	805,592	1,872,500	55,000
Payments under credit agreements with original maturity dates greater than three months	(635,874)	(1,517,547)	(82,684)
(Payments) borrowings under credit agreements with original maturity dates of three months or less, net	—	(53,900)	20,000
Proceeds from issuance of 5.00% Senior Notes	550,000	—	—
Redemption of 7.50% Senior Notes	(500,000)	—	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discount and offering costs	—	531,949	—
Purchase of LLC Units from existing owners—deemed distribution	—	(112,474)	—
Purchase of Fertitta Entertainment—deemed distribution	—	(389,149)	—
Cash paid for early extinguishment of debt	(18,776)	—	—
Proceeds from exercise of stock options	2,501	—	—
Distributions to members and noncontrolling interests	(38,290)	(125,502)	(222,228)
Dividends	(26,980)	(10,645)	—
Payment of debt issuance costs	(31,419)	(39,815)	(797)
Payments on derivative instruments with other-than-insignificant financing elements	—	(10,831)	(8,947)
Payments on other debt	(5,180)	(22,288)	(3,682)
Acquisition of subsidiary noncontrolling interests	(4,484)	—	—
Other, net	(6,806)	(7,257)	(6,522)
Net cash provided by (used in) financing activities	90,284	115,041	(249,860)

Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	97,689	17,153	(6,693)
Balance, beginning of year	133,776	116,623	123,316
Balance, end of year	$231,465	$133,776	$116,623

Supplemental cash flow disclosures:
Cash paid for interest, net of $1,110, $0 and $0 capitalized, respectively	$118,519	$116,314	$122,103
Cash paid for income taxes, net of refunds received	$(9,160)	$9,500	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$39,673	$21,375	$19,886

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in September 2015 to manage and own an equity interest in Station Casinos LLC (“Station LLC”). Station LLC, a Nevada limited liability company, is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages a casino in Sonoma County, California on behalf of a Native American tribe. Station LLC managed a casino in Allegan County, Michigan on behalf of another Native American tribe through February 2018. The Company owns all of the outstanding voting interests in Station LLC and has an indirect interest in Station LLC through its ownership interest in Station Holdco LLC (“Station Holdco”), which owns all of the economic interests in Station LLC.
In May 2016, the Company completed its initial public offering (“IPO”) of approximately 29.5 million shares of Class A common stock, $0.01 par value per share, at an offering price to the public of $19.50 per share. The Company received proceeds from the IPO of approximately $541 million, net of underwriting discount, which was used to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”) and outstanding LLC Units from existing members of Station Holdco. Station Holdco used the proceeds from the newly issued LLC Units to pay the majority of the purchase price of Fertitta Entertainment LLC (“Fertitta Entertainment”), a related party that managed Station LLC’s properties pursuant to management agreements. The reorganization transactions related to the IPO are referred to herein as the “Reorganization Transactions.”
In connection with the IPO and the reorganization of its corporate structure, the Company:

•
Amended and restated its certificate of incorporation (as amended and restated, the “Certificate of Incorporation”) to provide for Class A common stock and Class B common stock, par value of $0.00001 per share;

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

•
Issued 10,137,209 shares of Class A common stock in connection with the merger of certain entities that own LLC Units (the “Merging Blockers”), of which 222,959 shares were withheld to pay withholding tax obligations of $4.1 million with respect to certain members of the Merging Blockers;

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

At December 31, 2017, the Company held approximately 59% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is a subchapter C corporation subject to federal income taxes and state income taxes in California and Michigan.
Acquisition of Fertitta Entertainment
In May 2016, Station Holdco contributed $419.5 million of the proceeds from its newly issued LLC Units to Station LLC which used the proceeds, along with additional borrowings under its revolving credit facility, to acquire all of the outstanding membership interests of Fertitta Entertainment (the “Fertitta Entertainment Acquisition”) for $460 million, which included $51.0 million paid in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, $18.7 million paid to settle Fertitta Entertainment’s liability-classified equity awards and $1.3 million in assumed liabilities.
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
2.         Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Station Holdco and Station LLC are variable interest entities (“VIEs”), of which the Company is the primary beneficiary. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements. Prior to the IPO, Red Rock had no operations or net assets. Red Rock’s predecessor for accounting purposes was Station Holdco, as combined with Fertitta Entertainment, and accordingly, the accompanying financial statements represent the combined financial statements of Station Holdco and Fertitta Entertainment for periods prior to the IPO.
The amounts shown in the accompanying consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that managed a Native American casino in Allegan County, Michigan through February 2018. The financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments with an original maturity of 90 days or less.
Restricted Cash
Restricted cash consists of reserve funds for the Company’s condominium operations at Palms Casino Resort.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing.
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2017 and 2016, the allowance for doubtful accounts was $1.2 million and $2.3 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of their carrying amount or fair value less cost to sell. At December 31, 2017 and 2016, assets held for sale represented certain undeveloped land in Las Vegas.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
When performing the annual goodwill impairment testing, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the asset is impaired, it then performs a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
When performing the quantitative test, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on current valuation multiples of the Company and comparable publicly traded companies. The estimation of fair value involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.

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
The Company’s management contract intangible assets represent the value associated with agreements under which the Company provides management services to various casino properties, primarily Native American casinos which it has developed. The fair values of management contract intangible assets were determined using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. The Company amortizes its management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned. Should events or changes in circumstances cause the carrying amount of a management contract intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For derivative instruments that are not designated as cash flow hedges of forecasted interest payments, all changes in fair value of the derivative instruments are presented in Change in fair value of derivative instruments in the Consolidated Statements of Income in the period in which the change occurs. The Company classifies cash flows for derivative instruments not designated as cash flow hedges as investing activities in the Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company defers the effective portion of the change in fair value of the derivative instruments as a component of other comprehensive (loss) income until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive income are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of the change in fair value of derivative instruments designated in cash flow hedging relationships are recorded in the period in which they occur as a component of Change in fair value of derivative instruments in the Consolidated Statements of Income. The Company classifies cash flows for derivative instruments accounted for as cash flow hedges as operating activities in the Consolidated Statements of Cash Flows. Cash flows related to cash flow hedges that include other-than-insignificant financing elements at inception are classified as financing activities.
Comprehensive Income
Comprehensive income includes net income and other comprehensive (loss) income, which includes all other non-owner changes in equity. Components of the Company’s comprehensive income are reported in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’/Members’ Equity, and accumulated other comprehensive income is included in stockholders’ equity on the Consolidated Balance Sheets.
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
Management fee revenue is recognized when the services have been performed, the amount of the fee is determinable and collectability is reasonably assured. Management fee revenue includes reimbursable costs, which represent amounts received or due pursuant to the Company’s management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that it incurs on their behalf. The Company recognizes reimbursable cost revenue on a gross basis, with an offsetting amount charged to operating expense.
The retail value of complimentary goods and services provided to customers is recorded as revenue with an offsetting amount included in promotional allowances. The estimated departmental costs of providing such complimentary goods and services primarily are included in casino costs and expenses and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Food and beverage	$103,427	$95,906	$89,593
Room	10,261	6,761	6,216
Other	5,331	4,089	3,807
	$119,019	$106,756	$99,616

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) which allows customers to earn points based on their gaming activity and non-gaming purchases. Points may be redeemed at all of the Company’s Las Vegas area properties for cash, free slot play, food, beverage, rooms, entertainment and merchandise. The Company records a liability for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed, which totaled $14.2 million and $13.4 million at December 31, 2017 and 2016, respectively. The estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program reduces casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Slot Machine Jackpots
The Company does not accrue base jackpots if it is not legally obligated to pay the jackpot. A jackpot liability is accrued with a related reduction in casino revenue when the Company is obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.
Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino costs and expenses in the Consolidated Statements of Income. Gaming tax expense was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Gaming tax expense	$69,429	$63,626	$61,091
Share-based Compensation
The Company measures its share-based compensation cost at the grant date based on the fair value of the award, and recognizes the cost over the requisite service period. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock is based on the closing share price of the Company’s stock on the grant date. The Company uses the straight-line method to recognize compensation cost for share-based awards with graded service-based vesting, and cumulative compensation cost recognized to date at least equals the grant-date fair value of the vested portion of the awards. Forfeitures are accounted for as they occur.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Income. Advertising expense was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Advertising expense	$22,094	$21,144	$16,928
Income Taxes
Red Rock is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it by Station Holdco. Station Holdco continues to operate as a partnership for federal, state and local tax reporting and holds 100% of the economic interests in Station LLC. The members of Station Holdco are liable for any income taxes resulting from income allocated to them by Station Holdco as a pass-through entity.
The Company recognizes deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company classifies all deferred tax assets and liabilities as noncurrent. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the enactment date occurs. Deferred tax assets represent future tax deductions or credits. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required to be recorded at December 31, 2017. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company will recognize interest and penalties related to income taxes, if any, within the provision for income taxes. The Company has incurred no interest or penalties related to income taxes in any of the periods presented.
Tax Receivable Agreement with Related Parties
In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such parties for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. When an exchange transaction occurs, the Company initially recognizes the related TRA liability through a charge to equity, and any subsequent adjustments to the liability are recorded through the statements of income.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company estimates the amount of TRA payments expected to be paid within the next twelve months and classifies this amount within current liabilities on its Consolidated Balance Sheets. This determination is based on management’s estimate of taxable income for the next fiscal year. To the extent the Company’s estimate differs from actual results, it may be required reclassify portions of the liability under the TRA between current and non-current.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to Red Rock by the weighted-average number of Class A shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Red Rock, including the impact of potentially dilutive securities, by the weighted-average number of Class A shares outstanding during the period, including the number of Class A shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B common stock, outstanding stock options and unvested restricted stock. The Company uses the “if-converted” method to determine the potentially dilutive effect of its Class B common stock, and the treasury stock method to determine the potentially dilutive effect of outstanding stock options and unvested restricted stock.
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
In May 2017, the FASB issued accounting guidance that amends the scope of modification accounting for share-based payment arrangements. The amended guidance clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amended guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.
In January 2017, the FASB issued amended accounting guidance to simplify the test for goodwill impairment. The amended guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, and the impairment charge is limited to the amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance in the fourth quarter of 2017 in conjunction with its annual goodwill impairment test. The adoption did not have an impact on the Company’s financial position or results of operations.
In November 2016, the FASB issued amended accounting guidance on the presentation of restricted cash in the statement of cash flows. This amendment requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The amended guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018.
In August 2016, the FASB issued amended accounting guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendment addresses specific cash

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flow issues including the presentation and classification of debt prepayment or debt extinguishment costs and distributions received from equity method investees. The amended guidance also addresses the presentation and classification of separately identifiable cash flows and the application of the predominance principle. The amended guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its statement of cash flows.
In February 2016, the FASB issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018 and has elected to apply the full retrospective adoption method.
Under the new standard, the current presentation of gross revenues for complementary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances will be eliminated. When guests earn points under the Rewards Program, the Company will recognize a liability for the retail value of its performance obligations, which will primarily reduce casino revenue. Currently, the Company records a liability for the estimated cost of points earned under the Rewards Program. The adoption of the new standard will also change the classification of departmental costs incurred when complimentary goods and services are provided to guests, such that the costs will no longer be classified primarily within casino expense. When points are redeemed, revenues and expenses associated with providing complimentaries will be classified based on the goods and services provided. In addition to the changes in financial statement presentation described above, the adoption of the new accounting standard will also result in significantly expanded footnote disclosure, which will include detailed information about revenue recognition, performance obligations and significant judgments applied. The Company is currently finalizing the quantitative effects of the new standard on its financial statements and related disclosures. The adoption will not have a significant impact on net income.
3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco. Prior to the IPO in May 2016, there were no noncontrolling interests in Station Holdco. As a result of the IPO and Reorganization Transactions, certain owners of LLC Units who held such units prior to the IPO (“Continuing Owners”) became noncontrolling interest holders. The Company presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements.
After the IPO, the noncontrolling interest holders of Station Holdco owned approximately 66.6% of the outstanding LLC Units, with the remaining 33.4% owned by Red Rock. During the years ended December 31, 2017 and 2016, approximately 2.7 million and 24.5 million, respectively, of LLC Units and Class B common shares held by noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. At December 31, 2017, the noncontrolling interest in Station Holdco had been reduced to approximately 40.7%. Noncontrolling interest will continue to be adjusted to reflect the impact of any changes in Red Rock’s ownership interest in Station Holdco.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ownership of the LLC Units is summarized as follows:

	December 31, 2017		December 31, 2016
	Units	Ownership %	Units	Ownership %
Red Rock	68,897,563	59.3%	65,893,439	56.9%
Noncontrolling interest holders	47,264,413	40.7%	49,956,296	43.1%
Total	116,161,976	100.0%	115,849,735	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income and other comprehensive (loss) income of Station Holdco attributable to Red Rock and the noncontrolling interest holders.
4.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2017	2016
Land	$256,173	$232,733
Buildings and improvements	2,315,124	2,255,580
Furniture, fixtures and equipment	534,286	476,916
Construction in progress	126,384	38,981
	3,231,967	3,004,210
Accumulated depreciation and amortization	(689,856)	(566,081)
Property and equipment, net	$2,542,111	$2,438,129
Construction in progress at December 31, 2017 included $50.8 million for the upgrade and expansion project at Palace Station and $58.6 million related to the redevelopment of Palms Casino Resort.
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$158,327	$137,881	$119,530
At December 31, 2017 and 2016, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
5.    Goodwill and Other Intangibles
Goodwill, net, which is primarily related to the Las Vegas operations segment, was $195.7 million at each of December 31, 2017 and 2016. Accumulated goodwill impairment losses at each of December 31, 2017 and 2016 totaled $1.2 million, which was recognized in 2013.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2017
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(10,006)	13,594
Management contracts	7 - 20	115,000	(92,980)	22,020
Condominium rental contracts	20	9,000	(562)	8,438
Trademarks	15	6,000	(500)	5,500
Beneficial leases	2 - 6	270	(72)	198
Other	2	2,000	(1,250)	750
Intangible assets		233,370	(105,370)	128,000
Liabilities
Below market leases	15 - 72	4,145	(199)	3,946
Net intangibles		$229,225	$(105,171)	$124,054

	December 31, 2016
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(8,432)	15,168
Management contracts	7 - 20	115,000	(76,532)	38,468
Condominium rental contracts	20	9,000	(113)	8,887
Trademarks	15	6,000	(100)	5,900
Beneficial leases	2 - 9	3,570	(2,044)	1,526
Other	2	2,000	(250)	1,750
Intangible assets		236,670	(87,471)	149,199
Liabilities
Below market lease	15	2,195	(36)	2,159
Net intangibles		$234,475	$(87,435)	$147,040
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$19,890	$18,787	$18,335

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2018	$10,632
2019	8,572
2020	7,545
2021	2,426
2022	2,401
The Gun Lake Casino management contract intangible asset became fully amortized in February 2018 concurrently with the expiration of the management agreement.
6.    Land Held for Development
At December 31, 2017, the Company controlled approximately 428 acres of land comprised of eight strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other uses. The Company owns approximately 408 acres of such land, and the remaining 20 acres is leased from a third-party lessor, as described in Note 22.
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
During the year ended December 31, 2017, the Company entered into an agreement to sell a portion of an approximately 31-acre parcel of land held for development in Las Vegas at a price less than its carrying amount and recognized an impairment loss of $1.8 million. At December 31, 2017, the land subject to the agreement was presented within assets held for sale in the Consolidated Balance Sheet. Another parcel of undeveloped land in Las Vegas with a carrying amount at December 31, 2016 of $19.0 million that was presented within assets held for sale was reclassified to land held for development at December 31, 2017 because it was no longer probable that the sale would be completed within one year.
7.    Investments in Joint Ventures and Variable Interest Entities
Station Holdco and Station LLC are VIEs, of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Station Holdco and Station LLC, other than assets and liabilities related to income taxes and amounts payable under a tax receivable agreement. As described in Note 1, the Company holds all of the voting interest in Station Holdco and Station LLC, subject to certain limited exceptions, and was designated as the sole managing member of both entities. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the economic interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements.
Station LLC holds a 50% investment in MPM, which managed Gun Lake Casino through February 2018. Based on the terms of the MPM operating agreement and a qualitative analysis, the Company has determined that MPM is a VIE. Station LLC consolidates MPM in its consolidated financial statements because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM, and as such, is MPM’s primary beneficiary. In addition, under the terms of the operating agreement, Station LLC was required to provide the majority of MPM’s initial financing and could be required to provide financing to MPM in the future. The assets of MPM reflected in the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016 included a management contract intangible asset with a carrying amount of $1.3 million and $11.5 million, respectively, and management fees receivable of $3.5 million and $3.3 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company. See Note 9 for information about MPM’s management agreement with Gun Lake Casino, which ended in February 2018.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has investments in three 50% owned smaller casino properties which are joint ventures accounted for using the equity method. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor’s share of earnings, losses and distributions of the joint venture. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment on the Consolidated Balance Sheets.
8.    Native American Development
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through December 31, 2017, the Company has paid approximately $32.3 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2017, the carrying amount of the advances was $17.3 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next 24 to 36 months and estimates that the North Fork Project would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at December 31, 2017. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s evaluation at December 31, 2017 of each of the critical milestones necessary to complete the North Fork Project.

As of December 31, 2017
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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint in the United States District

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Court for the District of Columbia against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision to the United States Court of Appeals for the District of Columbia Circuit, which heard oral argument on the appeal on October 13, 2017. On January 12, 2018, the United States Court of Appeals for the District of Columbia Circuit affirmed the decision of the district court in favor of the defendants and the Mono. On February 26, 2018, the Stand Up plaintiffs filed a petition for rehearing en banc of the January 12, 2018 decision.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, an appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the Tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions in the Supreme Court of California seeking review of the appellate court’s decision. In March 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. The United Auburn case was fully briefed in December 2017. Oral argument has not yet been scheduled.
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
Picayune Rancheria of Chukchansi Indians v. United States Department of the Interior. In July 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI. The complaint sought a declaration that the North Fork Site did not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore was not eligible for gaming. It also sought a declaration that the North Fork Determination had expired because the legislature never ratified Governor Brown’s concurrence, and sought injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site. The Mono filed a motion to intervene in September 2016, which was subsequently granted. The Mono and federal defendants filed motions for summary judgment in March 2017. On August 8, 2017, Picayune filed a brief arguing that the court should stay the proceedings in light of the Fifth District Court’s decision in Stand Up for California! v. Brown and the appeal pending in the California Supreme Court. On August 18, 2017, the court denied the Picayune’s motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. Picayune has not filed a timely notice of appeal.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017.
9.    Management Agreements
The Federated Indians of Graton Rancheria
The Company manages Graton Resort & Casino (“Graton Resort”), which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”). Graton Resort is located approximately 43 miles north of downtown San Francisco. The management agreement for Graton Resort will expire in November 2020. The Company received a management fee of 24% of Graton Resort’s net income (as defined in the management agreement) in years 1 through 4 of the agreement, and is entitled to receive 27% of Graton Resort’s net income in years 5 through 7. Excluding reimbursable expenses, management fees from Graton Resort totaled $65.3 million, $58.4 million and $43.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to pay certain amounts that may be due to the Company, such as any unpaid management fees. Certain amounts due to the Company under the management and development agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The management and development agreements contain waivers of the Graton Tribe’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
Gun Lake Casino
The Company holds a 50% interest in MPM, which managed Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, under a seven-year management agreement that expired in February 2018. The agreement was with the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. The management agreement provided for a management fee of 30% of Gun Lake’s net income (as defined in the management agreement) to be paid to MPM. Excluding reimbursable expenses, MPM’s management fee revenue from Gun Lake included in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 totaled $46.1 million, $40.5 million and $37.7 million, respectively. Under the terms of the MPM operating agreement, the Company’s portion of the management fee was 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. The Company received monthly cash distributions from MPM representing its portion of the management fees, less certain expenses of MPM, and the remainder of MPM’s distributable cash was required to be distributed to MPM’s noncontrolling interest holders and investors.
Other Managed Properties
The Company is the managing member of three 50% owned smaller casino properties in the Las Vegas regional market and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) from these properties.
Reimbursable Costs
Management fee revenue includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursable costs totaled $6.6 million, $8.9 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2017	2016
Accrued gaming and related	$50,980	$46,744
Accrued payroll and related	51,095	44,202
Construction payables and equipment purchase accruals	39,673	17,642
Advance deposits	13,914	16,283
Other	21,151	28,271
	$176,813	$153,142
11.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2017	2016
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (4.06% and 3.75% at December 31, 2017 and 2016, respectively), net of unamortized discount and deferred issuance costs of $53.2 million and $42.9 million at December 31, 2017 and 2016, respectively	$1,780,193	$1,449,591
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.36% and 3.20% at December 31, 2017 and 2016, respectively), net of unamortized discount and deferred issuance costs of $5.2 million and $7.4 million at December 31, 2017 and 2016, respectively	263,860	211,978
$781 million Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.44% weighted average at December 31, 2016)	—	120,000
5.00% Senior Notes, due October 1, 2025, net of deferred issuance costs of $6.4 million at December 31, 2017	543,596	—
7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $9.4 million at December 31, 2016	—	490,568
Restructured Land Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (5.27% at December 31, 2016), net of unamortized discount of $0.6 million at December 31, 2016	—	115,378
Other long-term debt, weighted-average interest of 3.95% and 3.92% at December 31, 2017 and 2016, respectively, maturity dates ranging from 2027 to 2037	30,173	34,786
Total long-term debt	2,617,822	2,422,301
Current portion of long-term debt	(30,094)	(46,063)
Long-term debt, net	$2,587,728	$2,376,238
Credit Facility
Station LLC’s credit facility, consisting of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”), was originally entered into in June 2016. During the year-ended December 31, 2017, Station LLC completed a series of amendments to the Credit Facility, as discussed in more detail below. The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.50% or base rate plus 1.50%. The Term Loan A Facility and the Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio.
The Term Loan B Facility will mature in June 2023. The Term Loan A Facility and the Revolving Credit Facility will mature in June 2022. Station LLC is required to make quarterly principal payments of $4.7 million on the Term Loan B Facility and $3.4 million on the Term Loan A Facility on the last day of each quarter. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments.
Borrowings under the Credit Facility are guaranteed by all of Station LLC’s existing and future material restricted subsidiaries and are secured by pledges of all of the equity interests in Station LLC and its material restricted subsidiaries, a security interest in substantially all of the personal property of Station LLC and the subsidiary guarantors, and mortgages on the real property and improvements owned or leased by certain of Station LLC’s subsidiaries.
The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Station LLC and the subsidiary guarantors to incur debt; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter, including an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at December 31, 2017 to 5.25 to 1.00 at December 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2017, Station LLC’s interest coverage ratio was 4.53 to 1.00 and its consolidated total leverage ratio was 4.99 to 1.00, both as defined in the Credit Facility. The Company believes it was in compliance with all applicable covenants at December 31, 2017.
Revolving Credit Facility Availability
At December 31, 2017, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $747.0 million, which was net of $34.0 million in outstanding letters of credit and similar obligations.
Credit Facility Amendments
In January 2017, Station LLC amended the Credit Facility to increase the existing Term Loan B Facility by $125.0 million and reduce the applicable margin for LIBOR and base rate loans. As amended, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.50% or base rate plus 1.50%. Prior to the January 2017 amendment, the Term Loan B Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 3.00% or base rate plus 2.00%. Station LLC used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under its Revolving Credit Facility and pay fees and costs incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments. The majority of the transaction was accounted for as a debt modification and as a result, Station LLC capitalized $14.9 million in related fees and costs and recognized a $2.0 million loss on debt extinguishment and modification, which was primarily related to third-party fees it incurred in connection with the repricing.
In May 2017, Station LLC amended the Credit Facility to increase the Term Loan B Facility by an additional $250.0 million. Station LLC applied the proceeds of the incremental borrowings under the Term Loan B Facility, together with cash on hand, to pay for the redemption of $250.0 million of its 7.50% Senior Notes and to pay fees and costs incurred in connection with the transactions. Station LLC capitalized $3.8 million in fees and costs related to the $250.0 million in incremental borrowings.
Also in May 2017, Station LLC completed a series of amendments to the Credit Facility to increase the existing Term Loan A Facility by $50.0 million and reduce the applicable margins for LIBOR and base rate loans under the Term Loan A Facility and the Revolving Credit Facility. As amended, the Term Loan A Facility and the Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio. Prior to the amendments, the Term Loan A Facility and the Revolving Credit Facility bore interest at a rate per annum, at Station LLC’s option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments and as a result, Station LLC capitalized $1.3 million in related fees and costs and recognized a $2.1 million loss on debt extinguishment and modification, which was primarily related to the write-off of unamortized debt discount related to the extinguished debt.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2017, Station LLC amended the Credit Facility to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the Revolving Credit Facility by one year to June 2022; (b) set the required quarterly principal payments on the Term Loan A to approximately $3.4 million, payable on the last day of each quarter beginning on December 31, 2017; (c) increase the outstanding amount of the Term A Facility to approximately $272.5 million; (d) increase the borrowing availability of the Revolving Credit Facility to $781.0 million and (e) modify the maximum consolidated total leverage ratio requirements. Station LLC evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments and as a result, Station LLC capitalized $2.8 million in related fees and costs and recognized a $0.6 million loss on debt extinguishment and modification.
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
7.50% Senior Notes
As noted above, in May 2017, Station LLC redeemed $250.0 million in aggregate principal amount of its 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Station LLC recognized a $13.8 million loss on debt extinguishment related to the May 2017 redemption, primarily comprising the write-off of $4.4 million in unamortized debt discount and issuance costs related to the extinguished debt and the redemption premium of $9.4 million.
In October 2017, a portion of the proceeds of the sale of the 5.00% Senior Notes was applied to redeem the remaining $250.0 million in outstanding principal amount of the 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Station LLC recognized an additional $13.4 million loss on debt extinguishment comprising the write-off of $4.0 million in remaining unamortized debt discount and issuance costs and an additional $9.4 million redemption premium.
Restructured Land Loan
In March 2017, Station LLC’s wholly owned subsidiary, CV Propco, LLC (“CV Propco”), as borrower, and Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and JPMorgan Chase Bank, N.A. (“JPMorgan”), as initial lenders, amended the $105 million Restructured Land Loan. Pursuant to the amendment, CV Propco paid $61.8 million in full settlement of the $72.6 million outstanding principal amount owed to Deutsche Bank under the Restructured Land Loan. In

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, outstanding warrants held by Deutsche Bank and JPMorgan to purchase 60% of the interests of both CV Propco and NP Tropicana LLC were canceled. Prior to the cancellation, the warrants were accounted for as noncontrolling interests.
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
Corporate Office Lease
The Company leases its corporate office building under a lease agreement which was entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease has an initial term of 20 years with four five-year extension options. The options constitute continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate, and accordingly, the sale-leaseback is accounted for as a financing transaction. The corporate office building is included in Property and equipment, net on the Consolidated Balance Sheets and is being depreciated according to the Company’s policy. The carrying amount of the related obligation is $29.6 million, which is included within Other long-term debt, and the lease payments are recognized as principal and interest payments on the debt. The lease payment in effect at December 31, 2017 was $3.4 million on an annualized basis, which will increase annually by the greater of 1.25% or the percentage increase in a cost of living factor, not to exceed 2%.
Minimum lease payments on the corporate office lease for each of the next five years are as follows (amounts in thousands):

Years Ending December 31,
2018	$3,449
2019	3,493
2020	3,536
2021	3,580
2022	3,625
Principal Maturities
Scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,
2018	$30,094
2019	34,937
2020	82,044
2021	99,971
2022	277,236
Thereafter	2,158,366
2,682,648
Debt discounts and issuance costs	(64,826)
$2,617,822
12.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps, including forward-starting interest rate swaps, as a primary part of its cash flow hedging strategy, which involves the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.
In June 2016, Station LLC entered into 16 interest rate swaps, 12 of which were outstanding at December 31, 2017. The 16 interest rate swaps were originally designated in hedge accounting relationships and subsequently dedesignated in June

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 as discussed in further detail below. The interest rate swaps each have one-year terms that run consecutively which began in July 2016 and will end in July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swaps. Station LLC paid a weighted-average fixed rate of 0.85% during the first one-year term that matured in July 2017 for four of the 16 interest rate swaps. The weighted-average fixed rate increased to approximately 1.11% during the second one-year term maturing in July 2018 and will increase to 1.39% and 1.69% in the third and fourth one-year terms, respectively. In June 2016, prior to entering into the 16 new interest rate swaps, Station LLC terminated the cash flow hedging relationship of its interest rate swap that existed at that time and paid $7.3 million to the counterparty.
In June 2017, Station LLC entered into eight additional interest rate swaps for which hedge accounting was not elected. These swaps are also intended to meet the Company’s objectives noted above and are not speculative. The interest rate swaps each have one-year terms that run consecutively which began in July 2017 and will end in July 2021, also with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swaps. Station LLC pays a weighted-average fixed rate of 1.32% during the first one-year term maturing in July 2018, which will increase to a weighted-average rate of approximately 1.59%, 1.78% and 1.94% during the second, third and fourth one-year terms, respectively.
Also in June 2017, the Company dedesignated the hedge accounting relationships of its 16 interest rate swaps that were outstanding at that time. As a result, at December 31, 2017, $7.1 million of cumulative deferred net gains previously recognized in accumulated other comprehensive income are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments continue to occur. Of this amount, approximately $2.9 million of deferred net gains is expected to be reclassified into earnings during the next twelve months.
As a result of and subsequent to (i) the Company’s election not to apply hedge accounting to Station LLC’s eight new interest rate swaps and (ii) the June 2017 dedesignation of Station LLC’s then-outstanding 16 interest rate swaps, the changes in fair value of all of Station LLC’s derivative instruments are reflected in Change in fair value of derivative instruments in the Consolidated Statements of Income in the period in which the change occurs and as such, interest expense for periods subsequent to the dedesignation does not reflect a fixed rate as it previously did under hedge accounting for that portion of the debt hedged. However, the economics are unchanged and the Company continues to meet its risk management objective and achieve fixed cash flows attributable to interest payments on the debt principal being hedged by its interest rate swaps.
At December 31, 2017, Station LLC’s interest rate swaps effectively converted $1.6 billion of Station LLC’s variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.83%.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Consolidated Balance Sheets, are presented below (amounts in thousands):

	December 31,
	2017	2016
Interest Rate Swaps Not Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$3,620	$—
Other assets, net	18,383	—
Interest Rate Swaps Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$—	$19
Other assets, net	—	10,661
Other accrued liabilities	—	8
Information about pretax gains and losses on derivative financial instruments that were not designated in cash flow hedging relationships and their location within the Consolidated Statements of Income is presented below (amounts in thousands):

Derivatives Not Designated in Cash Flow Hedging Relationships	Location of Gain on Derivatives Recognized in Income	Amount of Gain on Derivatives Recognized in Income
		Year Ended December 31,
		2017	2016	2015
Interest rate swaps	Change in fair value of derivative instruments	$14,110	$—	$—

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships and their location within the consolidated financial statements is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of (Loss) Gain on Derivatives Recognized in Other Comprehensive Income (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2017	2016	2015		2017	2016	2015
Interest rate swaps	$(1,875)	$8,035	$(6,851)	Interest expense, net	$(1,176)	$(5,066)	$(8,548)

Derivatives Designated in Cash Flow Hedging Relationships	Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
		2017	2016	2015
Interest rate swaps	Change in fair value of derivative instruments	$2	$87	$(1)
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At December 31, 2017, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $22.2 million.
13.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$22,003	$—	$22,003	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$248	$248	$—	$—
Interest rate swaps	10,680	—	10,680	—
Liabilities
Interest rate swaps	$8	$—	$8	$—
Assets Measured at Fair Value on a Nonrecurring Basis
During the year ended December 31, 2017, the Company recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2017	2016
Aggregate fair value	$2,677	$2,521
Aggregate carrying amount	2,618	2,422
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
14.    Stockholders’ Equity
Subsequent to the IPO and the Reorganization Transactions described in Note 1, the Company has two classes of common stock. The Company’s Certificate of Incorporation authorizes 500,000,000 shares of Class A common stock, par value $0.01 per share and 100,000,000 shares of Class B common stock, par value $0.00001 per share. The Certificate of Incorporation also authorizes up to 100,000,000 shares of preferred stock, par value of $0.01 per share, none of which have been issued.
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
As a holding company, Red Rock’s only assets are its equity interest in Station Holdco and its voting interest in Station LLC, other than cash and tax-related assets and liabilities that are not significant on a net basis. Red Rock has no operations outside of its management of Station LLC. The Company intends to cause Station Holdco to make distributions in an amount sufficient to cover cash dividends declared, if any. If Station Holdco makes such distributions to Red Rock, the other holders of LLC Units will be entitled to receive proportionate distributions based on their percentage ownership of Station Holdco.
During the years ended December 31, 2017 and 2016, the Company declared and paid cash dividends of $0.40 and $0.20 per share, respectively, to Class A common shareholders. In February 2018, the board of directors declared a dividend of $0.10 per share of Class A common stock to holders of record as of March 15, 2018 to be paid on March 30, 2018. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.10 per unit for a total distribution of approximately $11.6 million, of which $4.7 million will be paid to its noncontrolling interest holders.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The existing debt agreements of Station LLC, including those governing the Credit Facility, contain restrictive covenants that limit its ability to make cash distributions. Because the only asset of Station Holdco is its interest in Station LLC, the limitations on such distributions will effectively limit the ability of Station Holdco to make distributions to Red Rock, and any financing arrangements that the Company or any of its subsidiaries enter into in the future may contain similar restrictions. Station Holdco is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Station Holdco (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Station Holdco, including Station LLC and its subsidiaries, are generally subject to similar legal limitations on their ability to make distributions to their members or equity holders.
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
Each share of Class B common stock is entitled to only one vote automatically upon it being held by a holder that, together with its affiliates, did not own at least 30% of the outstanding LLC Units immediately following the IPO or owns less than 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock). Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or for cash, at the Company’s election. Accordingly, as members of Station Holdco exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Holders of Class B common stock exchanged 2.7 million and 24.5 million shares of such stock, along with an equal number of LLC Units, for an equal number of shares of Class A common stock during the years ended December 31, 2017 and 2016, respectively.
Automatic Transfer
In the event that any outstanding share of Class B common stock shall cease to be held by a holder of an LLC Unit (including a transferee of an LLC Unit), such share shall automatically be transferred to the Company and thereupon shall be retired.
Dividend Rights
Class B stockholders will not participate in any dividends declared by the board of directors.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) balances, net of tax and noncontrolling interest (amounts in thousands):

	Unrealized (loss) gain on interest rate swaps	Unrealized (loss) gain on available-for-sale securities	Unrecognized pension liability	Total
Balances, December 31, 2015	$(5,279)	$(24)	$—	$(5,303)
Unrealized gain arising during the period (a)	1,859	39	2	1,900
Amounts reclassified from accumulated other comprehensive income into income	3,001	—	—	3,001
Net current-period other comprehensive income	4,860	39	2	4,901
Effects of reorganization transactions	3,768	7	—	3,775
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(945)	30	—	(915)
Balances, December 31, 2016	2,404	52	2	2,458
Unrealized (loss) gain arising during the period (b)	(236)	4	(39)	(271)
Amounts reclassified from accumulated other comprehensive income (loss) into income (c)	144	(56)	—	88
Net current-period other comprehensive loss	(92)	(52)	(39)	(183)
Exchanges of noncontrolling interests for Class A common stock	228	—	—	228
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(30)	—	—	(30)
Balances, December 31, 2017	$2,510	$—	$(37)	$2,473
_______________________________________

(a)	Net of $2.3 million tax expense.

(b)	Net of $1.0 million tax benefit.

(c)	Net of $0.5 million tax expense.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and changes in its ownership of Station Holdco LLC (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Red Rock Resorts, Inc.	$35,152	$91,967	$137,658
Transfers from (to) noncontrolling interests:
Allocation of equity to noncontrolling interests of Station Holdco in the Reorganization Transactions	—	(362,908)	—
Exchanges of noncontrolling interests for Class A common stock	14,915	128,387	—
Acquisition of subsidiary noncontrolling interests	2,850	—	—
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(4,975)	1,277	—
Net transfers from (to) noncontrolling interests	12,790	(233,244)	—
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$47,942	$(141,277)	$137,658

15.    Share-Based Compensation
The Red Rock Resorts, Inc. 2016 Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the Compensation Committee or other designated committee of the board of directors (the “Committee”). The plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the plan, of which approximately 5.0 million shares were available to be issued at December 31, 2017.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2017	1,637,029	$19.71
Granted	3,585,983	21.88
Exercised	(128,258)	19.50
Forfeited or expired	(846,289)	21.01
Outstanding at December 31, 2017	4,248,465	$21.29	6.0	$52,886
Unvested instruments expected to vest at December 31, 2017	3,987,296	$21.39	6.0	$49,248
Exercisable at December 31, 2017	261,169	$19.81	5.4	$3,637
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2017	2016
Weighted-average grant date fair value	$6.26	$6.05
Total intrinsic value of stock options exercised (amounts in thousands)	$538	$—

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used by the Company to estimate the grant date fair values of stock option awards were as follows:

	Year Ended December 31,
	2017	2016
Expected stock price volatility	35.55%	41.26%
Expected term (in years)	4.95	4.75
Risk-free interest rate	2.06%	1.35%
Expected dividend yield	1.79%	1.99%
As a result of the IPO and Reorganization Transactions in May 2016, the Company has limited historical data on which to base certain assumptions used in estimating the grant date fair value of stock option awards. Accordingly, the Company uses the historical volatility of comparable public companies to estimate its expected stock price volatility and the simplified method to estimate the expected term of stock option awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for a period equal to the expected term. The expected dividend yield is based on the current annualized dividend as of the grant date and the average stock price for the year preceding the option grant.
At December 31, 2017, unrecognized share-based compensation cost related to stock options was $19.8 million which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2017	222,487	$15.70
Granted	295,739	22.11
Vested	(102,086)	11.37
Forfeited	(107,830)	20.53
Nonvested at December 31, 2017	308,310	$21.60

The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2017	2016
Weighted-average grant date fair value	$22.11	$19.94
Total fair value of shares vested (amounts in thousands)	$2,364	$2,830
At December 31, 2017, unrecognized share-based compensation cost for restricted stock awards was $4.7 million which is expected to be recognized over a weighted-average period of 2.8 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Income (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating costs and expenses:
Casino	$228	$340	$128
Food and beverage	40	21	—
Room	11	75	62
Selling, general and administrative	7,643	6,457	19,536
Total share-based compensation expense	$7,922	$6,893	$19,726

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the amounts shown in the table above, $0.1 million in share-based compensation was capitalized as part of the cost of property and equipment during the year ended December 31, 2017. Share-based compensation expense for the pre-IPO period from January 1, 2016 through May 1, 2016 included $3.5 million for awards issued under three terminated plans, which are described below.
Terminated Plans
Prior to the IPO, the Company had three share-based compensation plans which were terminated in connection with the IPO and Reorganization Transactions. Under the plans, profit interests were awarded to certain employees of Station Casinos and Fertitta Entertainment. The fair value of the profit interests awarded under the terminated plans was measured on the date of grant using an option pricing method, which utilized various key inputs and assumptions that were estimated by management, including total equity value, expected volatility, risk-free rate and time to liquidity event. Management estimated the total equity value using a combination of the income approach, which was based on discounted cash flow projections, and the market approach, which was based on observable market indicators of value. Expected volatility was estimated using the historical weekly average stock price volatility for comparable companies, and the discount for post-vesting restrictions was estimated based on an average strike-put option model. For share-based compensation awards that the Company intended to settle partially in cash, the Company applied liability accounting, and compensation expense was measured based on the fair value of the awards, which was remeasured at each reporting period until the liability was settled. The terminated plans are described below.
Station Holdco Profit Units Plan. Under the Station Holdco Amended and Restated Profit Units Plan (the “Profit Units Plan”), nonvested profit units in Station Holdco (“Profit Units”) were awarded to certain employees of the Company. The awards were subject to service-based vesting. At the IPO date, restricted shares of Class A common stock were issued in substitution for all outstanding vested and unvested Profit Units on a value-for-value basis, and the nonvested restricted shares continued to vest under the same terms as the related Profit Unit awards. The weighted-average grant date fair value of nonvested restricted shares awarded in substitution for unvested Profit Units was $6.83 per share. The estimated fair value of Profit Units that vested during the years ended December 31, 2016 and 2015 was $5.2 million and $7.8 million, respectively.
Fertitta Entertainment Profit Units Plan. The Fertitta Entertainment profit units plan provided for the issuance of Fertitta Entertainment profit interests (“FE Profit Interests”) to certain key executives of Fertitta Entertainment. The FE Profit Interests vested over requisite service periods of four to five years. Holders of FE Profit Interests were entitled to participate in Fertitta Entertainment’s distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights. The Company applied liability accounting for certain awards of FE Profit Interests that were subject to cash settlement and remeasured the liability awards at fair value each reporting period. Upon completion of the Fertitta Entertainment Acquisition, all outstanding FE Profit Interests were settled, including the liability awards which were settled for $18.7 million. The estimated fair value of FE Profit Interests that vested during the years ended December 31, 2016 and 2015 was $3.1 million and $8.9 million, respectively.
FI Station Investor Profit Units Plan. Certain key executives of Fertitta Entertainment were issued profit interest awards by FI Station Investor LLC (“FI Station Investor”) pursuant to the FI Station Investor Profit Units Plan (the “FI Profit Interests”). FI Station Investor is an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta. Holders of FI Profit Interests were entitled to participate in FI Station Investor’s distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights. Immediately prior to the completion of the IPO, FI Station Investor distributed a portion of its LLC Units to holders of vested FI Profit Interests in settlement of such profit interests. The estimated fair value of FI Profit Interests that vested during the year ended December 31, 2015 was $17.4 million.
16.    Write-downs and Other Charges, Net
Write-downs and other charges, net includes net losses on asset disposals and charges related to various non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss on disposal of assets, net	$20,647	$6,182	$1,665
Transaction-related costs	—	9,684	5,819
Other, net	8,937	8,725	3,195
	$29,584	$24,591	$10,679
Loss on disposal of assets, net includes net charges associated with disposals of various property and equipment in the normal course of business, as well as asset disposals associated with major renovation projects. For the year ended

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, loss on disposal of assets, net included $11.3 million related to the redevelopment of Palms Casino Resort (“Palms”). For the year ended December 31, 2015, loss on disposal of assets, net included $6.7 million in net gains on the sale of certain parcels of land that were previously held for development.
Transaction-related costs represent IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition.
Other includes development and preopening costs, lease termination, severance and certain non-routine transactions. For the year ended December 31, 2017, other primarily included lease termination, preopening and severance related to Palms. For the year ended December 31, 2016, other primarily included expenses associated with the acquisition and integration of Palms.
17.    Income Taxes
Income Taxes
Red Rock is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it by Station Holdco based upon Red Rock’s economic interest held in Station Holdco. As part of the IPO, Red Rock acquired the outstanding stock of the Merging Blockers which are taxed as corporations. As a result, Red Rock files as a consolidated group for federal income tax reporting purposes and in certain states as required or allowed. Station Holdco is treated as a pass-through partnership for income tax reporting purposes. Station Holdco’s members, including the Company, are liable for federal, state and local income taxes based on their share of Station Holdco’s pass-through taxable income.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate rate from 35% to 21%. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.
Provisional Amounts
The Company remeasured deferred tax assets and liabilities on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of its deferred tax balance was $85.3 million.
Income Tax Expense
The components of income tax expense were as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016
Current income taxes
Federal	$(1,436)	$1,233
State and local	66	17
Total current income taxes	(1,370)	1,250
Deferred income taxes
Federal	133,321	6,614
State and local	2,804	348
Total deferred income taxes	136,125	6,962
Total income tax expense	$134,755	$8,212
The Company had no income tax expense for the year ended December 31, 2015.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016
Expected U.S. federal income taxes at statutory rate	35.00%	35.00%
Income attributable to noncontrolling interests	(4.93)%	(27.20)%
State and local income taxes, net of federal benefit	0.24%	0.06%
Non-deductible expenses	(0.69)%	0.14%
Tax credits	(0.54)%	(0.15)%
Impact of tax rate change due to tax reform	43.15%	—%
Other	0.39%	0.81%
Valuation allowance	(4.49)%	(3.65)%
Income tax expense	68.13%	5.01%
The Company’s effective tax rate includes the net tax expense associated with remeasuring its deferred tax assets, deferred tax liabilities and related valuation allowances to reflect the enacted federal rate, and rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests.
The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets
Investment in partnership	$159,272	$256,983
Payable pursuant to tax receivable agreement	30,296	91,144
Total gross deferred tax assets	189,568	348,127
Valuation allowance	(57,348)	(103,661)
Total deferred tax assets, net of valuation allowance	$132,220	$244,466
The Company recorded a reduction to the net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a reduction to the deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to receive from the amortization deductions associated with the step up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants. Both of these deferred tax assets were initially recorded through equity.
At December 31, 2017, the Company had a federal net operating loss carryforward of approximately $30.3 million. The federal net operating loss carryforward will begin to expire in 2037. The Company also had $1.7 million of additional tax attributes, including tax credits, at December 31, 2017.
Each reporting period, the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. As a result of this analysis, the Company determined that the deferred tax asset related to acquiring its interest in Station Holdco through the newly issued LLC Units is not expected to be realized unless the Company disposes of its investment in Station Holdco. Accordingly, as part of the Reorganization Transactions in May 2016, the Company established a valuation allowance of $109.4 million against this portion of its deferred tax asset, which was also recorded through equity. The Company recognizes subsequent changes to the valuation allowance through the provision for income tax or other comprehensive (loss) income, as applicable, and at December 31, 2017 and 2016, the valuation allowance was $57.3 million and $103.7 million, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2017. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes is 2015, though the Company reported no activity during that period. Additionally, although Station Holdco is treated as a partnership for U.S. federal and state income tax purposes, it is required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2013 for Station Holdco.
Tax Receivable Agreement
Pursuant to the election under Section 754 of the Internal Revenue Code, the Company continues to expect to obtain an increase in its share of the tax basis in the net assets of Station Holdco when LLC Units are exchanged by Station Holdco’s noncontrolling interest holders and other qualifying transactions. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
In connection with the IPO, the Company entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company by such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. In connection with the new U.S. federal corporate rate enacted, the Company expects to realize fewer tax benefits at the time of each exchange of LLC Units, and as a result, the Company’s liability under the TRA was reduced by $135.1 million. For the years ended December 31, 2017 and 2016, exchanges of LLC Units and Class B common shares resulted in increases of $22.8 million and $213.2 million, respectively, in amounts payable under the TRA liability and net increases of $24.6 million and $223.0 million, respectively, in deferred tax assets, all of which were recorded through equity. At December 31, 2017 and 2016, the Company’s liability under the TRA was $141.9 million and $258.5 million, respectively, of which $17,000 and $1.0 million, respectively, are presented within current liabilities. In January 2018, the Company paid $5.0 million to a pre-IPO owner of Station Holdco in exchange for which the owner assigned to the Company all of its rights under the TRA and released the Company from all obligations thereunder. As a result, $21.9 million of the Company’s liability under the TRA was effectively extinguished.
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
Tax Distributions
Station Holdco is treated as a pass-through partnership for income tax reporting purposes. Federal, state and local taxes resulting from the pass-through taxable income of Station Holdco are obligations of its members. Net profits and losses are generally allocated to the members of Station Holdco (including the Company) in accordance with the number of LLC Units held by each member for tax reporting. The amended and restated operating agreement of Station Holdco provides for cash

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distributions to assist members (including the Company) in paying their income tax liabilities. Station Holdco paid tax distributions to noncontrolling interest holders of $26.5 million for the year ended December 31, 2017 and $30.4 million for the period from May 2, 2016 through December 31, 2016.
18.    Acquisition of Palms Casino Resort
On October 1, 2016, the Company completed its cash purchase of Palms in Las Vegas, which offers gaming, lodging accommodations, dining, and entertainment (the “Palms Acquisition”). The Company acquired 100% of the equity interests in Palms for $316.4 million.
The Palms Acquisition was recorded using the acquisition method of accounting and accordingly, results of its operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which were based on management estimates and a third-party appraisal. The Company recognized the fair value of the assets acquired and liabilities assumed and expensed transaction costs as incurred.
The following condensed balance sheet presents the fair values of the assets acquired and liabilities assumed (amounts in thousands):

As of October 1, 2016
Cash and cash equivalents	$10,506
Restricted cash	2,152
Receivables, net	5,725
Inventories	1,614
Prepaid expenses and other assets	3,490
Property and equipment	302,011
Intangible assets, net	15,875
Liabilities assumed	(24,980)
Total identifiable net assets	$316,393
Acquired property and equipment consisted of the following (amounts in thousands):

As recorded at fair value
Land	$35,033
Buildings and improvements	253,192
Furniture, fixtures and equipment	13,786
Total property and equipment acquired	$302,011
Acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	Estimated useful life (years)	As recorded at fair value
Condominium rental contracts	20	$9,000
Palms Resort trademark rights	15	6,000
Reservation backlog	2	2,000
Customer relationships	15	800
Below market leases, net	2 - 15	(1,925)
Total intangible assets acquired, net		$15,875
Pro forma results of operations have not been provided as the acquisition was not material to the Company.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company recorded expense for matching contributions of $4.1 million, $3.4 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Palms 401(k) Plan
In connection with the Palms Acquisition, the Company acquired a defined contribution 401(k) plan (the “Palms 401(k) Plan”), which covered substantially all employees of Palms who had met certain age requirements. Employees were eligible to participate on their first day of employment. Palms could make discretionary contributions to the Palms 401(k) Plan based on its profitability. No matching contributions were made to the Palms 401(k) Plan during the three months ended December 31, 2016. The Palms 401(k) Plan was merged into the Company’s 401(k) plan effective January 1, 2017.
Palms Pension Plan
In connection with the Palms Acquisition, the Company acquired a single-employer defined benefit pension plan (the “Pension Plan”), which covers eligible employees of Palms. The Pension Plan provides a cash balance form of pension benefits for eligible Palms employees who met certain age and length of service requirements. There has been a plan curtailment since 2009, and as of the curtailment date, new participants were no longer permitted, and existing participants’ accrual of benefits for future service ceased.
The following table provides information about the changes in benefit obligation and the fair value of plan assets (amounts in thousands):

	Year Ended December 31, 2017	Three Months Ended December 31, 2016
Change in Benefit Obligation:
Beginning benefit obligation (accumulated and projected)	$13,728	$14,689
Interest cost	536	131
Actuarial loss (gain)	940	(205)
Benefits paid	(464)	(334)
Other	(610)	(553)
Ending benefit obligation (accumulated and projected)	14,130	13,728
Change in Fair Value of Plan Assets:
Beginning fair value of plan assets	9,228	10,228
Actual return on plan assets	813	(113)
Employer contributions	250	—
Benefits paid	(464)	(334)
Other	(610)	(553)
Fair value of plan assets at end of year	9,217	9,228
Net funded status at December 31	$(4,913)	$(4,500)
The Company’s qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $0.9 million to the Pension Plan for the year ending December 31, 2018 and the Company does not expect any plan assets to be returned in the year ending December 31, 2018.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the components of pension expense incurred subsequent to the October 1, 2016 acquisition of the Palms (amounts in thousands):

	Year Ended December 31, 2017	Three Months Ended December 31, 2016
Components of net periodic benefit cost:
Interest cost	$536	$131
Expected return on plan assets	(192)	(86)
Effect of settlement	13	—
Net periodic benefit cost	357	45
Other changes recognized in Other Comprehensive Income:
Net loss (gain)	319	(6)
Amount recognized due to settlement	(13)	—
Total recognized in other comprehensive income	306	(6)
Total recognized in net periodic benefit cost and other comprehensive income	$663	$39
The Company did not incur any service costs or amortize any net gains or losses within the net periodic benefit costs of the Pension Plan during the year ended December 31, 2017 or the three months ended December 31, 2016. Amounts recognized on the Consolidated Balance Sheets at December 31, 2017 and 2016 related to the Pension Plan consisted of the following (amounts in thousands):

	December 31,
	2017	2016
Long-term liabilities	$4,913	$4,500
Net actuarial loss (gain) recognized in Accumulated Other Comprehensive Income	300	(6)
The Company does not expect to amortize any net actuarial loss from accumulated other comprehensive income into net pension expense during 2018.
The following table presents the weighted-average actuarial assumptions used to calculate the net periodic benefit cost and obligation:

	Year Ended December 31, 2017	Three Months Ended December 31, 2016
Net periodic benefit cost
Discount rate	4.15%	3.85%
Expected long-term rate of return	5.80%	6.30%
Rate of compensation increase	n/a	n/a

Benefit obligations
Discount rate	3.60%	4.15%
Rate of compensation increase	n/a	n/a
The discount rate used reflects the expected future benefit payments based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows are discounted by a pension discount yield curve on measurement dates and modified as deemed necessary. The expected return on plan assets uses a weighted-average rate based on the target asset allocation of the plan and capital market assumptions developed with a primary focus on forward-looking valuation models and market indicators. The key inputs for these models are future inflation, economic growth, and interest rate environment.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the Pension Plan assets at December 31, 2017, along with the targeted mix of assets, is presented below:

	Target	December 31, 2017
Fixed Income	50%	49%
Domestic Income	20%	21%
International Equity	12%	15%
Long/Short Equity	10%	10%
Other	8%	5%
	100%	100%
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
Entities are required to use a fair value hierarchy to measure the plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of the Pension Plan assets at December 31, 2017 and 2016 by asset category were as follows (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income	$4,547	$4,547	$—	$—
Domestic Income	1,902	189	1,713	—
International Equity	1,387	1,106	281	—
Long/Short Equity	919	919	—	—
Other	462	—	462	—
	$9,217	$6,761	$2,456	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income	$4,769	$4,294	$475	$—
Domestic Income	1,942	188	1,754	—
International Equity	1,285	1,054	231	—
Long/Short Equity	825	825	—	—
Other	407	—	407	—
	$9,228	$6,361	$2,867	$—

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, expected benefit payments for the next ten years were as follows (amounts in thousands):

Years ending December 31,
2018	$1,890
2019	580
2020	610
2021	1,580
2022	1,290
2023 - 2027	4,060
20.    Related Party Transactions
Prior to April 27, 2017, the Company leased the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases through 2058 and 2060, respectively. The Company leased this land from entities owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Party Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman. On April 27, 2017, the Company acquired the land (formerly subject to the ground leases), including the residual interest in the gaming and hotel facilities and other real property improvements thereon (the “Gaming Facilities”), for aggregate consideration of $120.0 million. Concurrently with the land acquisition, the Company assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the Related Party Lessor. The assumed ground lease terminates in 2089 and provides for monthly rental payments of approximately $14,000, subject to annual increases of 3% to 6% based on a cost of living factor. During the year ended December 31, 2017, the Company recognized a charge of $100.3 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid by the Company and the fair value of the net assets acquired, including the land and residual interests in the Gaming Facilities and the assumed lease obligation. The transaction conveyed ownership of the land and interests (current and residual) in the Gaming Facilities to the Company, decreased rent expense over the maximum term of the leases by approximately $300 million, and generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco. The Company’s lease payments under the related party leases totaled approximately $2.3 million for the period from January 1, 2017 to April 27, 2017, and $7.1 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Income.
Under the TRA described in Note 17, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At December 31, 2017 and 2016, $9.2 million and $21.6 million, respectively, of the Company’s liability under the TRA was payable to entities related to Frank J. Fertitta III and Lorenzo J. Fertitta, and at December 31, 2017, $9.0 million was payable to current and former executives of the Company.
As described in Note 1, during the year ended December 31, 2016, the Company purchased LLC Units from Continuing Owners using a portion of the net proceeds from the IPO, including $44.6 million paid to entities controlled by Frank J. Fertitta III and Lorenzo J. Fertitta. The Company also completed the Fertitta Entertainment Acquisition in May 2016.
Prior to the Fertitta Entertainment Acquisition, Fertitta Entertainment held a non-recourse secured note receivable due April 30, 2019 from Fertitta Investment LLC (“FI”), the parent of FI Station Investor LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, under which Fertitta Entertainment could lend or advance up to a maximum of $15.0 million. The principal balance accrued interest at an annual rate of 4.99%. The carrying amount of the note receivable was $17.6 million at December 31, 2015, which included unpaid interest of $2.7 million. The note receivable was paid in full in April 2016.
Fertitta Entertainment entered into various agreements for partial use of and to share in the cost of aircraft with Fertitta Enterprises, Inc., a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust. The agreements were terminated in April 2016. Selling, general and administrative expenses related to these agreements were $1.1 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively.
In April 2016, Fertitta Entertainment sold all of the outstanding membership interest in FE Aviation II LLC (“FE Aviation”) to Fertitta Business Management LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for $8.0 million. The carrying amount of FE Aviation exceeded the sales price by approximately $0.5 million, which was recognized as a deemed distribution.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if‑converted method. Dilutive shares included in the calculation of diluted earnings per share for the year ended December 31, 2017 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. Dilutive shares included in the calculation of diluted earnings per share for the year ended December 31, 2016 represent nonvested restricted shares of Class A common stock. All other potentially dilutive shares have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
For purposes of calculating earnings per share for periods prior to the IPO, including the year ended December 31, 2016 for which a portion of the period preceded the IPO, the Company has retrospectively presented earnings per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects approximately 10 million Class A shares outstanding, representing the LLC Units held by the Merging Blockers, which were the only LLC Units exchanged for Class A shares in the Reorganization Transactions. Accordingly, for periods prior to the IPO, the Company has applied a hypothetical allocation of net income to the Class A common stock, with the remainder of net income being allocated to noncontrolling interests. For periods prior to the IPO date, the retrospective presentation does not include the 29.5 million shares of Class A common stock issued in the IPO. This hypothetical allocation of net income differs from the allocation of net income to Red Rock and noncontrolling interests presented in the Consolidated Statements of Income, which assumes no noncontrolling interest in Station Holdco existed prior to the IPO.
A reconciliation of the numerator used in the calculation of basic earnings per share is presented below (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Income from continuing operations, basic	$63,039	$155,775	$143,418
Less income from continuing operations attributable to noncontrolling interests, basic (a)	(27,887)	(120,483)	(128,289)
Income from continuing operations attributable to Red Rock, basic (a)	$35,152	$35,292	$15,129

Loss from discontinued operations, basic	$—	$—	$(166)
Add loss from discontinued operations attributable to noncontrolling interests, basic (a)	—	—	156
Loss from discontinued operations attributable to Red Rock, basic (a)	$—	$—	$(10)

Net income, basic	$63,039	$155,775	$143,252
Less net income attributable to noncontrolling interests, basic (a)	(27,887)	(120,483)	(128,133)
Net income attributable to Red Rock, basic (a)	$35,152	$35,292	$15,119

__________________________________________________________

(a)
Amounts for the years ended December 31, 2016 and 2015 include the retrospective allocation of net income as if the Reorganization Transactions had occurred at the beginning of the earliest period presented.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the numerator used in the calculation of diluted earnings per share is presented below (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Income from continuing operations attributable to Red Rock, basic	$35,152	$35,292	$15,129
Effect of dilutive securities	13,669	(102)	—
Income from continuing operations attributable to Red Rock, diluted	$48,821	$35,190	$15,129

Loss from discontinued operations attributable to Red Rock, basic	$—	$—	$(10)
Effect of dilutive securities	—	—	—
Loss from discontinued operations attributable to Red Rock, diluted	$—	$—	$(10)

Net income attributable to Red Rock, basic	$35,152	$35,292	$15,119
Effect of dilutive securities	13,669	(102)	—
Net income attributable to Red Rock, diluted	$48,821	$35,190	$15,119
The denominators used in the calculation of basic and diluted earnings per share are presented below (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted-average shares of Class A common stock outstanding, basic	67,397	34,141	9,888
Effect of dilutive securities	48,533	144	—
Weighted-average shares of Class A common stock outstanding, diluted	115,930	34,285	9,888
The calculation of diluted earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Shares issuable in exchange for Class B common stock and LLC Units	—	49,956	80,335
Share issuable upon exercise of stock options	3,677	1,637	—
Share issuable upon vesting of restricted stock	11	5	—
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented. The shares of Class B common stock are not dilutive under the if-converted method, and therefore are not included in the calculation of diluted earnings per share.
22.    Commitments and Contingencies
Leases
Wild Wild West Lease
Station LLC leases from a third-party lessor the 20-acre parcel of land on which Wild Wild West is located and is a party to a purchase agreement for the land. The significant terms of the agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which Station LLC may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at Station LLC’s election in 2019, and (iv) options under which Station LLC may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value at July 2022, 2043 and 2064, respectively. Monthly rental payments under the Wild Wild West lease were $135,298 for the year ended December 31, 2017, which increased to $138,680 in January 2018.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Operating Leases
In addition to the lease described above, the Company also leases certain other land, buildings and equipment used in its operations, which have operating lease terms expiring through 2089.
Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,
2018	$3,057
2019	3,084
2020	5,079
2021	4,487
2022	4,431
Thereafter	211,792
$231,930
Rent expense was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Rent expense	$4,661	$8,968	$8,644
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Net revenues
Las Vegas operations	$1,491,919	$1,336,177	$1,258,207
Native American management	117,968	110,962	88,277
Reportable segment net revenues	1,609,887	1,447,139	1,346,484
Corporate and other	5,729	5,288	5,651
Net revenues	$1,615,616	$1,452,427	$1,352,135

Net income	$63,039	$155,775	$143,252
Adjustments
Depreciation and amortization	178,217	156,668	137,865
Share-based compensation	7,922	6,893	19,726
Write-downs and other charges, net	29,584	24,591	10,679
Tax receivable agreement liability adjustment	(139,300)	739	—
Related party lease termination	100,343	—	—
Asset impairment	1,829	—	6,301
Interest expense, net	131,442	140,189	144,489
Loss on extinguishment/modification of debt, net	16,907	7,270	90
Change in fair value of derivative instruments	(14,112)	(87)	1
Adjusted EBITDA attributable to MPM noncontrolling interest	(15,262)	(14,675)	(14,192)
Provision for income tax	134,755	8,212	—
Other	1,000	(1,133)	3,203
Adjusted EBITDA (a)	$496,364	$484,442	$451,414

Adjusted EBITDA
Las Vegas operations	$432,758	$423,692	$410,301
Native American management	95,897	87,259	66,622
Reportable segment Adjusted EBITDA	528,655	510,951	476,923
Corporate and other	(32,291)	(26,509)	(25,509)
Adjusted EBITDA	$496,364	$484,442	$451,414

	December 31,
	2017	2016
Total assets
Las Vegas operations	$3,017,323	$2,883,733
Native American management	47,495	61,379
Corporate and other	554,792	581,043
	$3,619,610	$3,526,155

____________________________________

(a)
Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, tax receivable agreement liability adjustment, related party lease termination, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $248.4 million, $162.4 million and $129.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.    Quarterly Financial Information (Unaudited)
Quarterly financial information is presented below (amounts in thousands, except per share data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter (a)	Third Quarter	Fourth Quarter (b)
Net revenues	$417,732	$403,493	$400,370	$394,021
Operating income (loss)	92,402	(31,229)	56,463	212,763
Net income (loss)	45,214	(50,494)	22,308	46,011
Net income (loss) attributable to Red Rock Resorts, Inc.	19,783	(25,920)	11,780	29,509
Earnings (loss) per share, basic	$0.30	$(0.39)	$0.17	$0.43
Earnings (loss) per share, diluted	$0.30	$(0.39)	$0.16	$0.35
____________________________________

(a)	See Note 20 for a discussion of the related party lease termination.

(b)	See Note 17 for a discussion of the effects of the recently passed tax reform bill.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$359,247	$351,486	$347,140	$394,554
Operating income	93,962	69,874	73,349	72,261
Net income	59,503	21,728	33,444	41,100
Net income attributable to Red Rock Resorts, Inc.	57,639	5,653	8,272	20,403
Earnings per share, basic and diluted	$0.64	$0.01	$0.20	$0.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2. (collectively referred to as the “financial statements”) of the Company and our report dated March 1, 2018 expressed an unmodified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Financial Statements:
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’/Members’ Equity — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
2.    Schedule II — Valuation and Qualifying Accounts
We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2017	$103,661	$—	$(46,313)	$57,348
2016	—	109,398	(5,737)	103,661
2015	—	—	—	—

3.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

3.2	Amended and Restated Bylaws of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

4.1
Specimen Stock Certificate evidencing the shares of Class A Common Stock of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)

4.2
Indenture, dated as of March 1, 2013, by and among Station Casinos LLC, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.2 to Station Casinos LLC’s Current Report on Form 8-K filed March 1, 2013.)

4.3
Supplemental Indenture, dated as of May 2, 2016, among Station Casinos LLC, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)

4.4
Supplemental Indenture, dated as of July 25, 2017, by and among Palms Leaseco LLC, NP Landco Holdco LLC, NP Tropicana LLC, CV Propco LLC, Station Casinos LLC and Wells Fargo Bank, National Association as trustee. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

4.5
Indenture, dated as of September 21, 2017, among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 21, 2017.)

10.1
Third Amended and Restated Limited Liability Company Agreement of Station Holdco LLC, dated April 28, 2016, by and among Holdco and its Members (as defined therein.) (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

10.2
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Station Holdco LLC, dated February 28, 2017. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017.)

10.3
Form of Indemnification Agreement, between Red Rock Resorts, Inc., a Delaware corporation, Station Casinos LLC, a Nevada limited liability company, and the directors and officers of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)

10.4
Exchange Agreement, dated as of April 28, 2016, among Red Rock Resorts, Inc., Station Holdco LLC and Company Unitholders (as defined therein.) (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

10.5
Tax Receivable Agreement, dated as of April 28, 2016, among Red Rock Resorts, Inc., Station Holdco LLC and Members (as defined therein.) (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

10.6
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)

10.7
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Marc J. Falcone. (Incorporated herein by reference to Exhibit 10.4 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)

10.8
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Richard J. Haskins. (Incorporated herein by reference to Exhibit 10.5 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)

10.9
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Daniel J. Roy. (Incorporated herein by reference to Exhibit 10.6 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)

10.10
Employment Agreement, dated as of March 3, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017.)

10.11
Employment Agreement, dated as of May 25, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

10.12
Employment Agreement, dated as of August 16, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Joseph J. Hasson. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017.)

10.13
Consulting Agreement, dated as of May 24, 2017, by and between Station Casinos, LLC and Marc J. Falcone. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

10.14
Consulting Agreement, dated as of May 15, 2017, by and between Station Casinos LLC and Daniel Roy. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

10.15
Interest Purchase Agreement, dated as of May 10, 2016, by and among FP Holdings, L.P., FP VoteCo, L.L.C., F.P. ParentCo, L.P. and Station Casinos LLC. (Incorporated herein by reference to Exhibit 10.7 to Station Casinos LLC’s Quarterly Report on Form 10-Q filed August 15, 2016.)

10.16
Amendment to Interest Purchase Agreement, dated as of September 30, 2016, by and among FP Holdings, L.P., FP VoteCo, L.L.C., FP ParentCo, L.P., and Station Casinos LLC. (Incorporated herein by reference to Exhibit 2.2 to Station Casinos LLC’s Current Report on Form 8-K filed October 3, 2016.)

10.17
Credit Agreement, dated as of June 8, 2016, by and among Station Casinos LLC, subsidiary guarantors party thereto the lenders from time to time party thereto, the L/C Lenders party thereto, Deutsche Bank AG Cayman Islands Branch, as swingline lender, Deutsche Bank AG Cayman Islands Branch, as administrative agent and Deutsche Bank AG Cayman Islands Branch, as collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Station Casinos LLC’s Current Report on Form 8-K filed June 8, 2016.)

10.18
First Loan Modification Agreement and Omnibus Amendment, dated as of July 18, 2016, by and among CV Propco, LLC, as borrower, NP Tropicana, LLC, leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated herein by reference to Exhibit 10.1 to Station Casinos LLC’s Current Report on Form 8-K filed July 20, 2016.)

10.19
Amended and Restated Credit Agreement, dated as of June 16, 2011, by and among CV PropCo, LLC, as borrower, NP Tropicana LLC, as leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the secured parties, JPMorgan Chase Bank, N.A., as syndication agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running manager. (Incorporated herein by reference to Exhibit 10.3 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.20
First Amendment to Credit Agreement, dated as of January 30, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017.)

10.21
Incremental Joinder Agreement, dated as of January 30, 2017 by and among Station, the guarantors party thereto, Red Rock Resorts, Inc. Station Holdco LLC, each of the Incremental Term B Lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2017.)

10.22
Second Loan Modification Agreement and Consent, dated as of March 3, 2017, by and among CV Propco, LLC, NP Tropicana LLC, NP Landco Holdco LLC, the lenders from time to time party thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and JPMorgan Chase Bank, as syndication agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2017.)

10.23
Second Amendment to Credit Agreement, dated as of April 5, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2017.)

10.24
Incremental Joinder Agreement No. 2 and Third Amendment to Credit Agreement, dated as of May 2, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2017.)

10.25
Incremental Joinder Agreement No. 3, dated as of May 10, 2017, by and among Station Casinos LLC, the guarantors party thereto, Red Rock Resorts, Inc., Station Holdco LLC, each of the Incremental Term B Lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2017.)

10.26
Credit Agreement Joinder Agreement, dated as of July 25, 2017, by and among Palms Leaseco LLC, NP Landco Holdco LLC, NP Tropicana LLC, CV Propco, LLC and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

10.27
Incremental Joinder Agreement No. 4 and Fourth Amendment to Credit Agreement, dated as of September 21, 2017, among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017.)

10.28
Ground Lease and Sublease, dated as of June 1, 1993, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.8 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.29
Option to Lease or Purchase, dated as of June 1, 1993, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.9 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.30
Option to Acquire Interest Under Purchase Contract, dated as of June 1, 1993, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.10 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.31
First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to Exhibit 10.11 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.32
Lease Amendment No. 1, dated as of December 23, 1996, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.12 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.33
Second Amendment to Ground Lease and Sublease, dated as of January 7, 1997, by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to Exhibit 10.13 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.34
Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 28, 2003, by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to Exhibit 10.14 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.35
Ground Lease, dated as of June 1, 1995, by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.15 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.36
First Amendment to Ground Lease, dated as of June 30, 1995, by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.16 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.37
Lease Amendment No. 1, dated as of December 23, 1996, by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.17 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.38
Second Amendment to Ground Lease, dated as of January 7, 1997, by and between Texas Gambling Hall & Hotel, Inc. and Texas Station, Inc. (Incorporated herein by reference to Exhibit 10.18 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.39
Third Amendment to Ground Lease, dated as of June 13, 2011, by and between Texas Gambling Hall & Hotel, Inc. and NP Texas LLC. (Incorporated herein by reference to Exhibit 10.19 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.40
Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000, by and between Texas Gambling Hall & Hotel Real Estate Trust and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.20 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.41
Assignment, Assumption and Consent Agreement (Ground Lease), dated as of July 6, 1995, by and between Station Casinos, Inc. and Texas Station, Inc. (Incorporated herein by reference to Exhibit 10.21 to Station Casinos LLC’s Current Report on Form 8-K filed June 23, 2011.)

10.42
Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)

10.43
Non-Qualified Stock Option Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)

10.44
Restricted Stock Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)

10.45
Seventh Amended and Restated Management Agreement, dated as of January 3, 2013, among the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, the Gun Lake Tribal Gaming Authority and MPM Enterprises, L.L.C. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)

10.46
Amended and Restated Gaming Management Agreement, dated as of July 27, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)

10.47
Amended and Restated Non‑Gaming Management Agreement, dated as of August 6, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)

14.1	Red Rock Resorts, Inc. Code of Business Conduct and Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Stockholders’/Members’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

(b)	None

(c)	None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
March 1, 2018		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	March 1, 2018
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2018
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	March 1, 2018
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	March 1, 2018
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	March 1, 2018
Robert E. Lewis