Form 10-Q
period 2018-03-31
Red Rock Resorts, Inc.
filed 2018-05-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Class A Common Stock, $0.01 par value	69,413,956
Class B Common Stock, $0.00001 par value	46,934,413

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data) (unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$179,192	$231,465
Restricted cash	3,390	3,279
Receivables, net	45,377	48,730
Income tax receivable	80	256
Inventories	11,637	12,572
Prepaid gaming tax	22,896	21,597
Prepaid expenses and other current assets	19,506	19,373
Assets held for sale	4,290	4,290
Total current assets	286,368	341,562
Property and equipment, net of accumulated depreciation of $726,661 and $689,856 at March 31, 2018 and December 31, 2017, respectively	2,637,316	2,542,111
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $41,096 and $105,370 at March 31, 2018 and December 31, 2017, respectively	124,255	128,000
Land held for development	177,182	177,182
Investments in joint ventures	9,705	10,133
Native American development costs	17,451	17,270
Deferred tax asset, net	124,296	132,731
Other assets, net	111,638	75,456
Total assets	$3,683,887	$3,620,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,988	$21,626
Accrued interest payable	15,536	10,611
Other accrued liabilities	192,080	182,903
Current portion of payable pursuant to tax receivable agreement	—	17
Current portion of long-term debt	34,843	30,094
Total current liabilities	263,447	245,251
Long-term debt, less current portion	2,581,730	2,587,728
Deficit investment in joint venture	2,178	2,235
Other long-term liabilities	10,341	11,289
Payable pursuant to tax receivable agreement, net of current portion	122,219	141,906
Total liabilities	2,979,915	2,988,409
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 69,413,956 and 68,897,563 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	694	689
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,934,413 and 47,264,413 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	353,376	349,430
Retained earnings	70,380	26,138
Accumulated other comprehensive income	2,167	2,473
Total Red Rock Resorts, Inc. stockholders’ equity	426,618	378,731
Noncontrolling interest	277,354	252,981
Total stockholders’ equity	703,972	631,712
Total liabilities and stockholders’ equity	$3,683,887	$3,620,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Casino	$236,247	$223,536
Food and beverage	90,928	98,546
Room	46,630	50,760
Other	22,556	22,669
Management fees	24,678	30,227
Net revenues	421,039	425,738
Operating costs and expenses:
Casino	78,958	76,459
Food and beverage	80,109	84,825
Room	20,100	21,762
Other	8,786	9,031
Selling, general and administrative	95,109	94,661
Depreciation and amortization	43,164	45,253
Write-downs and other charges, net	3,845	1,054
Tax receivable agreement liability adjustment	(16,873)	—
	313,198	333,045
Operating income	107,841	92,693
Earnings from joint ventures	608	415
Operating income and earnings from joint ventures	108,449	93,108
Other (expense) income:
Interest expense, net	(31,111)	(34,944)
Loss on extinguishment/modification of debt, net	—	(2,019)
Change in fair value of derivative instruments	15,803	39
Other	(155)	(86)
	(15,463)	(37,010)
Income before income tax	92,986	56,098
Provision for income tax	(10,856)	(10,679)
Net income	82,130	45,419
Less: net income attributable to noncontrolling interests	30,950	25,519
Net income attributable to Red Rock Resorts, Inc.	$51,180	$19,900

Earnings per common share (Note 13):
Earnings per share of Class A common stock, basic	$0.74	$0.30
Earnings per share of Class A common stock, diluted	$0.65	$0.30

Weighted-average common shares outstanding:
Basic	68,798	65,692
Diluted	116,947	65,837

Dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$82,130	$45,419
Other comprehensive (loss) income, net of tax:
(Loss) gain on interest rate swaps:
Unrealized gain arising during period	—	1,115
Reclassification into income	(610)	1,228
(Loss) gain on interest rate swaps recognized in other comprehensive (loss) income	(610)	2,343
Loss on available-for-sale securities:
Unrealized gain arising during period	—	8
Reclassification into income	—	(120)
Loss on available-for-sale securities recognized in other comprehensive (loss) income	—	(112)
Other comprehensive (loss) income, net of tax	(610)	2,231
Comprehensive income	81,520	47,650
Less: comprehensive income attributable to noncontrolling interests	30,665	26,724
Comprehensive income attributable to Red Rock Resorts, Inc.	$50,855	$20,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$82,130	$45,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,164	45,253
Change in fair value of derivative instruments	(15,803)	(39)
Reclassification of unrealized (gain) loss on derivative instruments into income	(698)	1,535
Write-downs and other charges, net	734	(1,116)
Tax receivable agreement liability adjustment	(16,873)	—
Amortization of debt discount and debt issuance costs	3,974	4,330
Share-based compensation	2,454	1,412
Earnings from joint ventures	(608)	(415)
Distributions from joint ventures	551	342
Loss on extinguishment/modification of debt, net	—	2,019
Deferred income tax	10,856	—
Changes in assets and liabilities:
Receivables, net	3,237	(2,007)
Inventories and prepaid expenses	(1,709)	(4,550)
Accounts payable	3,009	234
Accrued interest payable	4,925	(10,136)
Income tax payable/receivable, net	176	10,331
Other accrued liabilities	(5,061)	1,857
Deposits and other, net	(8,411)	450
Net cash provided by operating activities	106,047	94,919
Cash flows from investing activities:
Capital expenditures, net of related payables	(137,728)	(41,333)
Proceeds from asset sales	83	523
Distributions in excess of earnings from joint ventures	428	432
Native American development costs	(130)	(798)
Net settlement of derivative instruments	1,310	—
Other, net	(1,089)	(777)
Net cash used in investing activities	(137,126)	(41,953)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	—	185,000
Payments under credit agreements with original maturity dates greater than three months	(3,406)	(209,143)
Proceeds from exercise of stock options	613	—
Distributions to members and noncontrolling interests	(5,496)	(7,450)
Dividends	(6,905)	(6,570)
Payment of debt issuance costs	—	(16,861)
Payments on other debt	(577)	(1,398)
Payments on tax receivable agreement liability	(5,015)	—
Acquisition of subsidiary noncontrolling interests	—	(4,484)
Other, net	(297)	(6,192)
Net cash used in financing activities	(21,083)	(67,098)
Decrease in cash, cash equivalents and restricted cash	(52,162)	(14,132)
Balance, beginning of period	234,744	136,153
Balance, end of period	$182,582	$122,021
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$179,192	$119,418
Restricted cash	3,390	2,603
Balance, end of period	$182,582	$122,021
Supplemental cash flow disclosures:
Cash paid for interest, net of $1,064 and $110 capitalized, respectively	$23,317	$38,718
Cash paid for income taxes, net of refunds received	$(176)	$348
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$53,264	$29,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in September 2015 to own an equity interest in and manage Station Casinos LLC (“Station LLC”). In May 2016, the Company completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco LLC (“Station Holdco” and such units, the “LLC Units”), and outstanding LLC Units from existing members of Station Holdco. The Company owns all of the outstanding voting interests in Station LLC and has an indirect interest in Station LLC through its ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC, a Nevada limited liability company, is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. Station LLC managed Gun Lake Casino in Allegan County, Michigan on behalf of another Native American tribe through February 6, 2018.
At March 31, 2018, the Company held approximately 59.7% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is the designated sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is a subchapter C corporation subject to federal income taxes and state income taxes in California and Michigan.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
The amounts shown in the accompanying condensed consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that managed Gun Lake Casino through February 2018. The Company is the primary beneficiary of MPM. As such, it consolidates MPM and the financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. The net assets of MPM reflected in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 totaled $0.6 million and $2.1 million, respectively. The Gun Lake Casino management agreement expired on February 6, 2018.
The Company has investments in three 50% owned smaller casino properties which are joint ventures accounted for using the equity method. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment balance on the Condensed Consolidated Balance Sheets.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported and disclosed. Actual results could differ from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2017.
The Company updated its revenue recognition accounting policy as described in Note 2 in conjunction with the adoption of the new accounting standard for revenue recognition.
Recently Issued and Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that amends the scope of modification accounting for share-based payment arrangements. The amended guidance clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The Company adopted this guidance in the first quarter of 2018. The adoption did not have an impact on the Company’s financial position or results of operations.
In March 2017, the FASB issued amended accounting guidance on the presentation of net periodic pension and postretirement cost. The amendment requires that the service cost component must be separated from the other components and classified as compensation expense in the same income statement line item as payroll costs for the employees who are receiving the retirement benefit. Further, only the service cost component is eligible for capitalization in inventory or other internally constructed assets. Other cost components are required to be reported below the subtotal for operating results, and their classification is required to be disclosed. The Company adopted this guidance in the first quarter of 2018. The Company’s defined benefit pension plan has been curtailed since 2009 and as a result, no service cost is being incurred. Accordingly, upon adoption of the amended guidance, the Company reclassified the expense associated with the defined benefit pension plan to other expense for all periods presented, and the adoption did not have an impact on net income.
In November 2016, the FASB issued amended accounting guidance on the presentation of restricted cash in the statement of cash flows. This amendment requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The Company adopted this guidance in the first quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption did not have an impact on the Company’s financial position or results of operations.
In August 2016, the FASB issued amended accounting guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendment addresses specific cash flow issues including the presentation and classification of debt prepayment or debt extinguishment costs and distributions received from equity method investees. The amended guidance also addresses the presentation and classification of separately identifiable cash flows and the application of the predominance principle. The Company adopted this guidance in the first quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption did not have an impact on the Company’s statement of cash flows.
In February 2016, the FASB issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the new revenue recognition guidance discussed in Note 2. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the financial statement impacts of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets on the balance sheet.
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance in the first quarter of 2018 and elected to apply the full retrospective adoption method.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Under the new standard, the historical presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances has been eliminated. The majority of previously reported promotional allowances are recorded as a reduction to casino revenue based on the standalone selling price of the complimentary goods and services provided. The adoption of the new standard also eliminated the historical practice of reclassifying the total cost incurred associated with complimentaries from the expense line of the department fulfilling the complimentary to the expense line of the department that granted the complimentary to the guest. Under the new standard, revenues and expenses associated with providing complimentaries are classified based on the goods and services provided. When guests earn points under the Company’s player rewards program (the “Rewards Program”), the Company recognizes a liability for the redemption value of such points, which are considered future performance obligations under the new standard. The recognition of the Rewards Point liability primarily reduces casino revenue. Previously, the Company recorded a liability for the estimated incremental cost of providing complimentary services earned under the Rewards Program. Additionally, amounts paid for wide area progressive operator fees and mandatory service charges that were previously recorded net in revenue are recorded gross, which increases revenue with a corresponding increase in expense. See Note 2 for additional information.
Adoption of the new standard using the full retrospective method required the Company to apply the new guidance to each prior reporting period presented. The adoption did not have a significant impact on net income for the periods presented. The impact of adoption of the new standard to previously reported selected financial statement information was as follows (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
Gross revenues	$445,898	$(20,160)	$425,738
Promotional allowances	(28,166)	28,166	—
Net revenues	417,732	8,006	425,738
Net income	45,214	205	45,419

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred tax asset, net	$132,220	$511	$132,731
Other accrued liabilities	176,813	6,090	182,903
Total stockholders’ equity	637,291	(5,579)	631,712

	December 31, 2016
	As Reported	Adjustments	As Adjusted
Total stockholders’ equity	$633,352	$(5,754)	$627,598
The Company’s historical net cash flows from operating, investing and financing activities were not impacted by the adoption of the new standard.
2.    Revenue
The Company’s revenue consists primarily of gaming wagers, food and beverage transactions, hotel room sales, other entertainment amenity transactions and agreements to provide management services, which are considered revenue contracts with customers. Revenues are recognized when control of the promised goods or services is transferred to the guest, in an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for those goods or services, referred to as the transaction price. Other revenues also include rental income from tenants, which is recognized over the lease term, and contingent rental income, which is recognized when the right to receive such rental income is established according to the lease agreements. Revenue is recognized net of cash sales incentives and discounts and excludes sales and other taxes collected from guests on behalf of governmental authorities.
The Company applies a practical expedient and accounts for its gaming and non-gaming contracts on a portfolio basis. This is because individual customer contracts have similar characteristics, and the Company reasonably expects the effects on the financial statements of applying its revenue recognition policy to the portfolio would not differ materially from applying its policy to the individual contracts.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 15 for a discussion of the Company’s reportable segments.

	Three Months Ended March 31, 2018
	Las Vegas operations	Native American management	Corporate and other	Total
Casino	$236,247	$—	$—	$236,247
Food and beverage	90,928	—	—	90,928
Room	46,630	—	—	46,630
Other (a)	21,192	—	1,364	22,556
Management fees	173	24,505	—	24,678
Net revenues	$395,170	$24,505	$1,364	$421,039

	Three Months Ended March 31, 2017
	Las Vegas operations	Native American management	Corporate and other	Total
Casino	$223,536	$—	$—	$223,536
Food and beverage	98,546	—	—	98,546
Room	50,760	—	—	50,760
Other (a)	21,280	—	1,389	22,669
Management fees	122	30,105	—	30,227
Net revenues	$394,244	$30,105	$1,389	$425,738
____________________________________

(a)
Other revenue included revenue from tenant leases of $6.0 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and does not represent revenue recognized from contracts with customers.

Casino Revenue
Casino revenue includes gaming activities such as slot, table game and sports wagering. The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price is reduced for consideration payable to a guest, such as cash sales incentives and the change in progressive jackpot liabilities. Gaming contracts are typically completed daily based on the outcome of the wagering transaction and include a distinct performance obligation to provide gaming activities.
Guests may receive discretionary incentives for complimentary food, beverage, rooms, entertainment and merchandise to encourage additional gaming, or may earn loyalty points based on their gaming activity. The Company allocates the transaction price to each performance obligation in the gaming wagering contract. The amount allocated to loyalty points earned is based on an estimate of the standalone selling price of the loyalty points, which is determined by the redemption value less an estimate for points not expected to be redeemed. The amount allocated to discretionary complimentaries is the standalone selling price of the underlying goods or services, which is determined using the retail price at which those goods or services would be sold separately in similar transactions. The remaining amount of the transaction price is allocated to wagering activity using the residual approach as the standalone selling price for gaming wagers is highly variable and no set established price exists for gaming wagers. Amounts allocated to wagering are recognized as casino revenue when the result of the wager is determined, and amounts allocated to loyalty points and discretionary complimentaries are recognized as revenue when the goods or services are provided.
Non-gaming Revenue
Non-gaming revenues include food, beverage, hotel rooms and other amenities such as retail merchandise, bowling, spa and entertainment. The transaction price is the net amount collected from the guest and includes a distinct performance obligation to provide such goods or services. Non-gaming revenues are recognized when the goods or services are provided to

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the guest. Guests may also earn loyalty points from non-gaming purchases or receive discretionary complimentaries that require the transaction price to be allocated to each performance obligation on a relative standalone selling price basis.
Non-gaming revenues also include the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $48.8 million and $45.3 million for the three months ended March 31, 2018 and 2017, respectively.
Management Fee Revenue
Management fee revenue primarily represents fees earned from the Company’s management agreements with Native American tribes. The transaction price for management contracts is the management fee to which the Company is entitled for its management services. The management fee represents variable consideration as it is based on a percentage of net income of the managed property, as defined in the management agreements. The management services are a single performance obligation to provide a series of distinct services over the term of the management agreement. The Company allocates and recognizes the management fee monthly as it is earned because there is a consistent measure throughout the contract period that reflects the value to the Native American tribe each month.
Rewards Program
The Rewards Program point liability represents deferred gaming and non-gaming revenue at the redemption value of loyalty points earned under the Rewards Program that management ultimately believes will be redeemed. The loyalty points earned represent future performance obligations of the Company. Guests are able to accumulate loyalty points over time that they may redeem at their discretion under the terms of the Rewards Program. Loyalty points may be redeemed for cash, free slot play, food, beverage, rooms, entertainment and merchandise.
When points are redeemed for cash, the point liability is reduced for the amount of cash paid out. When points are redeemed for free slot play, food, beverage, rooms, entertainment and merchandise, revenues are recognized when the goods or services are provided, and such revenues are classified based on the type of goods or services provided with a corresponding reduction to the point liability.
The Company’s performance obligation related to its loyalty point liability is generally completed within one year, as a guest’s loyalty point balance is forfeited after six months of inactivity for a local guest and after thirteen months for an out-of-town guest, as defined in the Rewards Program. The Company’s loyalty point liability was $20.5 million and $20.3 million at March 31, 2018 and December 31, 2017, respectively. Loyalty points are generally earned and redeemed continually over time, which results in the loyalty point liability balance remaining relatively constant.
Contract Balances
The Company’s accounts receivable consist primarily of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing. The majority of the Company’s accounts receivable represents receivables from contracts with its customers. The Company has no material contract assets.
Customer contract liabilities related to future performance obligations consist of the Rewards Program point liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Customer contract liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Excluding the Rewards Program point liability, contract liabilities were $27.3 million and $24.8 million at March 31, 2018 and December 31, 2017, respectively. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. Fluctuations in these balances are a result of normal operating activities.
The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips, which were $6.2 million and $8.5 million at March 31, 2018 and December 31, 2017, respectively, and primarily are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Changes in other customer-related liabilities are a result of normal operating activities.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three months ended March 31, 2018, approximately 0.3 million LLC Units and Class B common shares held by noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco.
The ownership of the LLC Units is summarized as follows:

	March 31, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
Red Rock	69,413,956	59.7%	68,897,563	59.3%
Noncontrolling interest holders	46,934,413	40.3%	47,264,413	40.7%
Total	116,348,369	100.0%	116,161,976	100.0%

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through March 31, 2018, the Company has paid approximately $32.6 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2018, the carrying amount of the advances was $17.5 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2018. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at March 31, 2018 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2018
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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint in the United States District Court for the District of Columbia against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision to the United States Court of Appeals for the District of Columbia Circuit, which heard oral argument on the appeal on October 13, 2017. On January 12, 2018, the United States Court of Appeals for the District of Columbia Circuit affirmed the decision of the district court in favor of the defendants and the Mono. On February 26, 2018, the Stand Up plaintiffs filed a petition for rehearing en banc of the January 12, 2018 decision, which petition for rehearing was denied on April 10, 2018.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2018	December 31, 2017
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (4.38% and 4.06% at March 31, 2018 and December 31, 2017, respectively), net of unamortized discount and deferred issuance costs of $50.9 million and $53.2 million at March 31, 2018 and December 31, 2017, respectively	$1,782,456	$1,780,193
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.83% and 3.36% at March 31, 2018 and December 31, 2017, respectively), net of unamortized discount and deferred issuance costs of $4.9 million and $5.2 million at March 31, 2018 and December 31, 2017, respectively	260,756	263,860
$781 million Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate	—	—
5.00% Senior Notes, due October 1, 2025, net of unamortized deferred issuance costs of $6.2 million and $6.4 million at March 31, 2018 and December 31, 2017, respectively	543,765	543,596
Other long-term debt, weighted-average interest of 3.95% and 3.95% at March 31, 2018 and December 31, 2017, respectively, maturity dates ranging from 2027 to 2037	29,596	30,173
Total long-term debt	2,616,573	2,617,822
Current portion of long-term debt	(34,843)	(30,094)
Total long-term debt, net	$2,581,730	$2,587,728
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The credit agreement governing the Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at March 31, 2018 to 5.25 to 1.00 at December 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At March 31, 2018, Station LLC’s interest coverage ratio was 4.60 to 1.00 and its consolidated total leverage ratio was 5.05 to 1.00, both as defined in the Credit Facility. The Company believes it was in compliance with all applicable covenants at March 31, 2018.
Revolving Credit Facility Availability
At March 31, 2018, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $743.9 million, which was net of $37.1 million in outstanding letters of credit and similar obligations.
6.    Derivative Instruments
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
At March 31, 2018 Station LLC had 20 outstanding interest rate swaps that were not designated in cash flow hedging relationships. The 20 interest rate swaps each have one-year terms with predetermined fixed pay rates that increase with each

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. Of the 20 interest rate swaps, 12 cover an exposure period that began in July 2017 and will continue through July 2020 and have a combined notional amount of $1.0 billion at March 31, 2018. These interest rate swaps were previously designated in cash flow hedging relationships as discussed in more detail below. The remaining eight interest rate swaps were originally entered into in June 2017, cover an exposure period that began in July 2017 and will continue through July 2021, and have a combined notional amount of $550.0 million at March 31, 2018. Station LLC paid a weighted-average fixed rate of 1.18% during the one-year term that began in July 2017, which will increase to a weighted-average fixed rate of approximately 1.46%, 1.73% and 1.94% for the one-year terms beginning July 2018, July 2019 and July 2020, respectively.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At March 31, 2018, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $36.9 million.
In June 2017, the Company dedesignated the hedge accounting relationships of Station LLC’s interest rate swaps that were previously designated and accounted for as cash flow hedges of forecasted interest payments. As such, the gain or loss on the effective portion of changes in their fair values was recorded as a component of other comprehensive (loss) income until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive income were reclassified as an adjustment to interest expense. The Company recognized the gain or loss on any ineffective portion of the derivatives’ change in fair value in the period in which the change occurred as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income. At March 31, 2018, $6.4 million of cumulative deferred gains previously recognized in accumulated other comprehensive income will be amortized as a reduction of interest expense through July 2020 as the hedged interest payments continue to occur. Of this amount, approximately $3.0 million of deferred net gains is expected to be reclassified into earnings during the next twelve months.
As a result of and subsequent to (i) the Company’s election not to apply hedge accounting for Station LLC’s interest rate swaps and (ii) the June 2017 dedesignation of Station LLC’s then-outstanding interest rate swaps, the changes in fair value of all of Station LLC’s derivative instruments are reflected in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income in the period in which the change occurs. As such, the amount of interest expense reported for the period subsequent to the dedesignation does not reflect a fixed rate as it previously did under hedge accounting for that portion of the debt hedged. However, the economics are unchanged and the Company continues to meet its risk management objective and achieve fixed cash flows attributable to interest payments on the debt principal being hedged by its interest rate swaps.
At March 31, 2018, Station LLC’s interest rate swaps effectively converted $1.5 billion of Station LLC’s variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.85%.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	March 31, 2018	December 31, 2017
Interest Rate Swaps Not Designated in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$3,089	$3,620
Other assets, net	33,095	18,383
Information about pretax gains on derivative financial instruments that were not designated in hedge accounting relationships and their location within the Condensed Consolidated Statements of Income is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of Gain on Derivatives Recognized in Income	Amount of Gain on Derivatives Recognized in Income
		Three Months Ended March 31,
		2018	2017
Interest rate swaps	Change in fair value of derivative instruments	$15,803	$—

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships and their location within the condensed consolidated financial statements is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Gain on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Interest rate swaps	$—	$1,393	Interest expense, net	$698	$(1,535)	Change in fair value of derivative instruments	$—	$39
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$36,184	$—	$36,184	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$22,003	$—	$22,003	$—
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
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2018	December 31, 2017
Aggregate fair value	$2,655	$2,677
Aggregate carrying amount	2,617	2,618

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
The changes in stockholders’ equity and noncontrolling interest for the three months ended March 31, 2018 were as follows (amounts in thousands):

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	51,180	—	30,950	82,130
Other comprehensive loss, net of tax	—	—	—	—	—	—	(325)	(285)	(610)
Share-based compensation	—	—	—	—	2,484	—	—	—	2,484
Distributions	—	—	—	—	—	—	—	(5,496)	(5,496)
Dividends	—	—	—	—	—	(6,938)	—	—	(6,938)
Issuance of restricted stock awards, net of forfeitures	158	2	—	—	(2)	—	—	—	—
Repurchase of Class A common stock	(3)	—	—	—	(72)	—	—	—	(72)
Stock option exercises	31	—	—	—	613	—	—	—	613
Exchanges of noncontrolling interests for Class A common stock	330	3	(330)	—	1,869	—	19	(1,891)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,184)	—	—	—	(2,184)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,333	—	—	—	2,333
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,095)	—	—	1,095	—
Balances, March 31, 2018	69,414	$694	46,934	$1	$353,376	$70,380	$2,167	$277,354	$703,972

At March 31, 2018, noncontrolling interest primarily represented the 40.3% ownership interest in Station Holdco not held by Red Rock.
On March 30, 2018, the Company paid a dividend of $0.10 per share of Class A common stock to holders of record as of March 15, 2018. Prior to the payment of the dividend, Station Holdco declared a distribution to all LLC Unit holders, including the Company, of $0.10 per unit for a total distribution of approximately $11.6 million, of which $4.7 million was paid to its noncontrolling interest holders.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On May 1, 2018, the Company announced that it would pay a dividend of $0.10 per share of Class A common stock to holders of record as of June 15, 2018 to be paid on June 29, 2018. Prior to the payment of the dividend, Station Holdco will declare a distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.
Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the three months ended March 31, 2018 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized gain on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2017	$2,510	$(37)	$2,473
Amounts reclassified from accumulated other comprehensive income (loss) into income (a)	(325)	—	(325)
Net current-period other comprehensive loss	(325)	—	(325)
Exchanges of noncontrolling interests for Class A common stock	19	—	19
Balances, March 31, 2018	$2,204	$(37)	$2,167
____________________________________

(a)	Net of $0.1 million tax benefit.
Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Red Rock Resorts, Inc.	$51,180	$19,900
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	1,891	—
Acquisition of subsidiary noncontrolling interests	—	2,850
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,095)	(537)
Net transfers from noncontrolling interests	796	2,313
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$51,976	$22,213

9.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the plan, of which approximately 2.9 million shares were available for issuance at March 31, 2018.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2018	308,310	$21.60	4,248,465	$21.29
Activity during the period:
Granted	158,912	32.75	2,095,262	32.75
Vested/exercised	(28,650)	21.70	(30,667)	19.97
Forfeited	(944)	22.51	(93,933)	21.42
Outstanding at March 31, 2018	437,628	$25.64	6,219,127	$25.16

The Company recognized share-based compensation expense of $2.5 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, unrecognized share-based compensation cost was $46.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.
10.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as development and redevelopment expenses, preopening, lease termination, and severance, as well as net losses on asset disposals. For the three months ended March 31, 2018, write-downs and other charges, net were $3.8 million, which included $2.6 million related to the redevelopment of Palms Casino Resort (“Palms”) and $0.8 million related to other development activities.
For the three months ended March 31, 2017, write-downs and other charges, net were $1.1 million, which primarily included $0.8 million in costs associated with various development and acquisition activities.
11.    Income Taxes
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
The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduced the U.S. federal corporate rate from 35% to 21%. At December 31, 2017, the Company was able to reasonably estimate the effects of the Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed and further guidance is provided. The provisional amount recorded related to the remeasurement of its deferred tax balance was $85.3 million at December 31, 2017 and remains so at March 31, 2018.
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate and makes necessary cumulative adjustments to the total tax provision or benefit. The current taxes are estimated for the period and the balance sheet is adjusted to reflect such taxes currently payable or receivable. The remaining tax provision or benefit is recorded as deferred taxes.
The Company’s effective tax rate for the three months ended March 31, 2018 was 11.67%, including discrete items, as compared to 19.04% for the three months ended March 31, 2017. The Company’s effective tax rate is significantly less than the statutory rate of 21% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. Station Holdco operates in Nevada and California and had taxable operations in Michigan until February 2018. Nevada does not impose a state income tax and the Company’s activities in California and Michigan are minimal; as a result, state income taxes do not have a significant impact on the Company’s effective rate. In addition, the Company recognized income related to a transaction pursuant to which the tax receivable agreement (“TRA”) liability owed to a pre-IPO owner of Station Holdco was assigned to the Company, and though the income is nontaxable, the effective tax rate was impacted by a $3.6 million discrete item to write down the deferred tax asset previously recorded.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As a result of the IPO and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants.
The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco, and so the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognized changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at March 31, 2018 and December 31, 2017, the valuation allowance was $56.0 million and $57.3 million, respectively.
Tax Receivable Agreement
In connection with the IPO, the Company entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At March 31, 2018 and December 31, 2017, the Company’s liability under the TRA was $122.2 million and $141.9 million, respectively. For the three months ended March 31, 2018, exchanges of LLC Units and Class B common shares resulted in an increase of $2.2 million in amounts payable under the TRA liability and a net increase of $2.3 million in deferred tax assets, all of which were recorded through equity.
In January 2018, the Company paid $5.0 million to a pre-IPO owner of Station Holdco in exchange for which the owner assigned to the Company all of its rights under the TRA and released the Company from all obligations thereunder. As a result, the Company’s liability under the TRA was reduced by $21.9 million, and the Company recognized nontaxable income of $16.9 million, which is presented in Tax receivable agreement liability adjustment in the Condensed Consolidated Statements of Income for the three months ended March 31, 2018. In May 2018, the Company paid $23.9 million to another pre-IPO owner of Station Holdco in exchange for which the owner assigned to the Company all of its rights under the TRA. As a result, the Company’s liability under the TRA was reduced by $97.4 million.
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
The TRA will remain in effect until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. The TRA will also terminate if the Company breaches its obligations under the TRA or upon certain mergers, asset sales or other forms of business combinations, or other changes of control. If the Company exercises its right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, Red Rock’s payment obligations would be accelerated based upon certain assumptions, including the assumption that the Company would have sufficient future taxable income to utilize such tax benefits.
12.    Related Party Transactions
Under the TRA described in Note 11, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At March 31, 2018 and December 31, 2017, $9.2 million of the Company’s liability under the TRA was payable to entities related to Frank J. Fertitta III and Lorenzo J. Fertitta. At March 31, 2018 and December 31, 2017, $11.2 million and $9.0 million, respectively, was payable to current and former executives of the Company or members of their respective family group.
13.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

March 31, 2018 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2017 represent nonvested restricted shares of Class A common stock and certain stock options. All other potentially dilutive shares have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$82,130	$45,419
Less: net income attributable to noncontrolling interests	(30,950)	(25,519)
Net income attributable to Red Rock, basic	$51,180	$19,900

Net income attributable to Red Rock, basic	$51,180	$19,900
Effect of dilutive securities	24,306	(24)
Net income attributable to Red Rock, diluted	$75,486	$19,876

	Three Months Ended March 31,
	2018	2017
Weighted-average shares of Class A common stock outstanding, basic	68,798	65,692
Effect of dilutive securities	48,149	145
Weighted-average shares of Class A common stock outstanding, diluted	116,947	65,837

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive shares because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Shares issuable in exchange for Class B common stock and LLC Units	—	49,956
Shares issuable upon exercise of stock options	2,145	4,413
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
14.    Commitments and Contingencies
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
15.    Segments
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net revenues
Las Vegas operations	$395,170	$394,244
Native American management	24,505	30,105
Reportable segment net revenues	419,675	424,349
Corporate and other	1,364	1,389
Net revenues	$421,039	$425,738

Net income	$82,130	$45,419
Adjustments
Depreciation and amortization	43,164	45,253
Share-based compensation	2,454	1,412
Write-downs and other charges, net	3,845	1,054
Tax receivable agreement liability adjustment	(16,873)	—
Interest expense, net	31,111	34,944
Loss on extinguishment/modification of debt, net	—	2,019
Change in fair value of derivative instruments	(15,803)	(39)
Adjusted EBITDA attributable to MPM noncontrolling interest	(962)	(4,638)
Provision for income tax	10,856	10,679
Other	155	86
Adjusted EBITDA (a)	$140,077	$136,189

Adjusted EBITDA
Las Vegas operations	$125,877	$120,857
Native American management	22,094	23,317
Reportable segment Adjusted EBITDA	147,971	144,174
Corporate and other	(7,894)	(7,985)
Adjusted EBITDA	$140,077	$136,189

____________________________________

(a)
Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, tax receivable agreement liability adjustment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) was formed as a Delaware corporation in September 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”). In May 2016, we completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco LLC (“Station Holdco,” and such units, the “LLC Units”), and outstanding LLC Units from existing members of Station Holdco. We own all of the outstanding voting interests in Station LLC and have an indirect economic interest in Station LLC through our ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. Station LLC managed Gun Lake Casino in Allegan County, Michigan on behalf of another Native American tribe through February 6, 2018.
At March 31, 2018, we held approximately 59.7% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and were designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2017. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2017. In addition, based on preliminary data for March 2018 from the Bureau of Labor Statistics, Las Vegas experienced a 3.1% year-over-year increase in employment to 996,100 jobs, which is an all-time high. This resulted in an unemployment rate of 5.1% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 61 consecutive months of year-over-year increases in taxable retail sales from February 2013 to February 2018. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 150% at March 2018 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Our operating results for the three months ended March 31, 2018 continue to reflect the impact of construction disruption associated with our redevelopment initiative at Palms Casino Resort (“Palms”), which is expected to be completed in phases through the fourth quarter of 2019, and the upgrade and expansion project at Palace Station, which is on target for completion by the end of 2018.

Information about our results of operations is included herein and in the notes to our Condensed Consolidated Financial Statements.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended March 31,		Percent change
	2018	2017
Net revenues	$421,039	$425,738	(1.1)%
Operating income	107,841	92,693	16.3%

Casino revenues	236,247	223,536	5.7%
Casino expenses	78,958	76,459	3.3%
Margin	66.6%	65.8%

Food and beverage revenues	90,928	98,546	(7.7)%
Food and beverage expenses	80,109	84,825	(5.6)%
Margin	11.9%	13.9%

Room revenues	46,630	50,760	(8.1)%
Room expenses	20,100	21,762	(7.6)%
Margin	56.9%	57.1%

Other revenues	22,556	22,669	(0.5)%
Other expenses	8,786	9,031	(2.7)%

Management fee revenue	24,678	30,227	(18.4)%

Selling, general and administrative expenses	95,109	94,661	0.5%
Percent of net revenues	22.6%	22.2%

Depreciation and amortization	43,164	45,253	(4.6)%
Write-downs and other charges, net	3,845	1,054	n/m
Tax receivable agreement liability adjustment	(16,873)	—	n/m
Interest expense, net	31,111	34,944	(11.0)%
Loss on extinguishment/modification of debt, net	—	2,019	n/m
Change in fair value of derivative instruments	15,803	39	n/m
Provision for income tax	10,856	10,679	1.7%
Net income attributable to noncontrolling interests	30,950	25,519	21.3%
Net income attributable to Red Rock	51,180	19,900	157.2%
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

Net Revenues. Net revenues for the three months ended March 31, 2018 decreased by 1.1% as compared to the prior year period primarily due to the substantial ongoing construction disruption associated with the redevelopment of Palms and the upgrade and expansion project at Palace Station. In addition, net revenues decreased as a result of the expiration of the Gun Lake management agreement on February 6, 2018.
Operating Income. Operating income increased to $107.8 million for the three months ended March 31, 2018 as compared to $92.7 million for the three months ended March 31, 2017. Components of operating income for the three month comparative periods are discussed below.
Casino.  Casino revenues increased by $12.7 million or 5.7% for the three months ended March 31, 2018 as compared to the prior year period, primarily due to increased volume across all major categories of gaming operations. Despite the ongoing construction disruption at Palms and Palace Station, slot handle increased by 3.7%, table games drop increased by 7.5% and race and sports write increased by 16.0% for the three months ended March 31, 2018 as compared to the prior year period. Casino expenses increased by 3.3% for the three months ended March 31, 2018, primarily due to the increased casino volume.
Food and Beverage.  For the three months ended March 31, 2018, food and beverage revenue decreased by $7.6 million or 7.7% as compared to the prior year period due to the ongoing construction disruption at Palms and Palace Station, as well as a decrease in catering business. For the three months ended March 31, 2018, the number of restaurant guests served decreased 4.2%, which was partially offset by an increase of 8.6% in the average guest check, both as compared to the prior year period. Food and beverage expenses decreased by $4.7 million or 5.6% for the three months ended March 31, 2018 as compared to the prior year period primarily due to the decrease in revenues.
Room.  Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2018	2017
Occupancy	90.0%	92.2%
Average daily rate	$125.60	$118.91
Revenue per available room	$112.98	$109.60
For the three months ended March 31, 2018, room revenues decreased by $4.1 million or 8.1%, primarily due to the construction disruption at Palms and Palace Station. ADR increased by 5.6% as compared to the prior year period, partially offset by a 2.2 percentage point decrease in occupancy rate. During the second half of 2017, approximately 400 hotel rooms at Palace Station were permanently removed from service as part of the ongoing upgrade and expansion project. Room expenses decreased by $1.7 million or 7.6% for the three months ended March 31, 2018 as compared to the prior year period due to lower occupancy and the reduced room count at Palace Station.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses decreased slightly for the three months ended March 31, 2018 as compared to the prior year period.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Native American tribes. Management fee revenue decreased by 18.4% to $24.7 million for the three months ended March 31, 2018 as compared to $30.2 million for the prior year period due to the expiration of the Gun Lake management agreement in February 2018. The Gun Lake management agreement produced $4.3 million and $11.7 million of the total management fee revenue for the three months ended March 31, 2018 and 2017, respectively. The decrease in management fee revenue from Gun Lake was partially offset by a 9.7% increase in management fee revenue from Graton Resort, primarily due to an increase in the management fee percentage from 24% to 27% as of November 2017.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2018, SG&A expenses increased slightly as compared to the prior year period, primarily due to higher employee-related expenses, partially offset by decreased rent expense as a result of the termination of two related party land leases in April 2017.
Depreciation and Amortization.  For the three months ended March 31, 2018, depreciation and amortization expense decreased to $43.2 million as compared to $45.3 million for the prior year period. Depreciation expense decreased due to accelerated depreciation in the prior year period related to the upgrade and expansion project at Palace Station. Amortization expense decreased as a result of the Gun Lake management agreement intangible becoming fully amortized in February 2018.

These decreases were partially offset by higher depreciation expense at Palms as portions of the redevelopment project were placed into service.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges related to non-routine transactions, such as development and redevelopment expenses, preopening, lease termination, and severance, as well as net losses on asset disposals. For the three months ended March 31, 2018, write-downs and other charges, net totaled $3.8 million, which included $2.6 million related to the redevelopment of Palms and $0.8 million in costs associated with other development activities.
For the three months ended March 31, 2017, write-downs and other charges, net were $1.1 million, which included $0.8 million in costs associated with various development activities.
Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in our statements of income. During the three months ended March 31, 2018, we recognized a gain of $16.9 million as a result of a transaction pursuant to which a $21.9 million TRA liability owed to a pre-IPO owner of LLC Units was assigned to us in exchange for a payment of $5.0 million. No TRA liability adjustments were recognized during the three months ended March 31, 2017.
Interest Expense, net.  Interest expense, net decreased to $31.1 million for the three months ended March 31, 2018 as compared to $34.9 million for the prior year period. Our interest expense, net improved by $2.2 million as a result of the dedesignation of our interest rate swaps, which were designated in hedging relationships in the prior year period, as well as an increase in capitalized interest of $1.0 million in the current year period in connection with the ongoing construction projects at Palms and Palace Station. In addition, the weighted-average interest rate on our indebtedness decreased as a result of various debt transactions in 2017, including credit facility repricings, the redemption of the 7.50% Senior Notes, the issuance of the 5.00% Senior Notes, and the repayment of the Restructured Land Loan, which was offset by an increase in our outstanding indebtedness. Additional information about debt activity is included in Note 5 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three months ended March 31, 2017, we recorded $2.0 million loss on extinguishment/modification of debt related to the repricing and upsizing of our Term Loan B Facility at that time.
Change in Fair Value of Derivative Instruments. During the three months ended March 31, 2018, we recognized a $15.8 million net gain on the change in fair value of our interest rate swaps. The gain was primarily due to interest rate movements.
During the three months ended March 31, 2017, gains and losses from the change in fair value of our interest rate swaps were primarily deferred as a component of other comprehensive (loss) income under hedge accounting, which we discontinued beginning July 2017.
Provision for Income Tax. For the three months ended March 31, 2018, we recognized an income tax provision of $10.9 million. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 11.67% for the three months ended March 31, 2018 was significantly less than the statutory rate. Income tax expense totaled $10.7 million for the three months ended March 31, 2017.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2018 and 2017 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2018	2017
Net revenues
Las Vegas operations	$395,170	$394,244
Native American management	24,505	30,105
Reportable segment net revenues	419,675	424,349
Corporate and other	1,364	1,389
Net revenues	$421,039	$425,738

Net income	$82,130	$45,419
Adjustments
Depreciation and amortization	43,164	45,253
Share-based compensation	2,454	1,412
Write-downs and other charges, net	3,845	1,054
Tax receivable agreement liability adjustment	(16,873)	—
Interest expense, net	31,111	34,944
Loss on extinguishment/modification of debt, net	—	2,019
Change in fair value of derivative instruments	(15,803)	(39)
Adjusted EBITDA attributable to MPM noncontrolling interest	(962)	(4,638)
Provision for income tax	10,856	10,679
Other	155	86
Adjusted EBITDA	$140,077	$136,189

Adjusted EBITDA
Las Vegas operations	$125,877	$120,857
Native American management	22,094	23,317
Reportable segment Adjusted EBITDA	147,971	144,174
Corporate and other	(7,894)	(7,985)
Adjusted EBITDA	$140,077	$136,189

The increase in Adjusted EBITDA for the three months ended March 31, 2018 as compared to the prior year period is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, tax receivable agreement liability adjustment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

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
At March 31, 2018, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $10.9 million, an income tax receivable of $0.1 million and a net deferred tax asset of $124.3 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $122.2 million liability under the TRA and $0.7 million of other net current liabilities. At December 31, 2017, the Holding Company had cash of $22.7 million, an income tax receivable of $0.3 million and a net deferred tax asset of $132.7 million, offset by liabilities that are solely the Holding Company’s, consisting of a $141.9 million liability under the TRA and $0.8 million of other net current liabilities.
For the three months ended March 31, 2018 and 2017, the Holding Company generated net income of $5.0 million and a net loss of $13.1 million, respectively, which primarily included SG&A expenses of $1.0 million and $2.5 million, respectively, provision for income tax of $10.9 million and $10.7 million, respectively, and a $16.9 million gain for the three months ended March 31, 2018 which resulted from the transaction relating to our $21.9 million liability under the TRA.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
At March 31, 2018, we had $179.2 million in cash and cash equivalents and Station LLC’s borrowing availability under its credit facility, subject to continued compliance with its terms, was $743.9 million, which was net of $37.1 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2018 are expected to include (i) principal and interest payments on Station LLC’s indebtedness, totaling approximately $26.1 million and $87.6 million, respectively, (ii) approximately $510.0 million to $560.0 million for maintenance and investment capital expenditures, which include amounts related to the redevelopment of Palms and the upgrade and expansion project at Palace Station, (iii) a payment of approximately $23.9 million in exchange for a pre-IPO owner’s assignment of all of its rights under the TRA and (iv) distributions to noncontrolling interest holders of Station Holdco and dividends to our Class A common stockholders. We will pay a combined total of approximately $11.6 million in June 2018 for such distributions and dividends.
We are obligated to make payments under the TRA, which is described in Note 11 to the Condensed Consolidated Financial Statements. At March 31, 2018, such obligations totaled $122.2 million. Although the amount of any payments that must be made under the TRA may be significant, the timing of these payments will vary. Required TRA payments are generally limited to one payment per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in):
Operating activities	$106,047	$94,919
Investing activities	(137,126)	(41,953)
Financing activities	(21,083)	(67,098)
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
For the three months ended March 31, 2018, net cash provided by operating activities was $106.0 million as compared to $94.9 million for the prior year period. Operating cash flows were positively impacted by improved operating results at our properties as described under Results of Operations above.
Cash Flows from Investing Activities
For the three months ended March 31, 2018, capital expenditures were $137.7 million, which primarily were related to various renovation projects, including the redevelopment at Palms and the upgrade and expansion project at Palace Station, as well as the purchase of slot machines and related gaming equipment. During the three months ended March 31, 2017, capital expenditures were $41.3 million, which primarily were related to various renovation projects, including the project at Palace Station which commenced in October 2016, as well as the purchase of slot machines and related gaming equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, we paid $6.9 million in dividends to Class A common shareholders and $5.5 million in cash distributions, consisting of $4.7 million paid to the noncontrolling interest holders of Station Holdco and $0.8 million paid by MPM to its noncontrolling interest holders. During the three months ended March 31, 2018, we also paid $5.0 million to a pre-IPO owner of Station Holdco in exchange for which the owner assigned to us all of its rights under the TRA and released us from all obligations thereunder.
During the three months ended March 31, 2017, we completed a $125.0 million upsizing and repricing of Station LLC’s Term Loan B Facility and paid $16.7 million in related fees and expenses. During the same period, we paid $61.8 million in full settlement of the $72.6 million outstanding principal due to Deutsche Bank AG Cayman Islands Branch under the $105 million Restructured Land Loan. Of the amount paid, $4.5 million was attributed to the acquisition of outstanding warrants of CV Propco, LLC and NP Tropicana LLC, and the remainder was attributed to the extinguishment of the debt. During the three months ended March 31, 2017, we paid $6.6 million in dividends to Class A common shareholders and $7.5 million in distributions, consisting of $5.3 million paid to the noncontrolling interest holders of Station Holdco, and $2.2 million paid by MPM to its noncontrolling interest holders.
Restrictive Covenants
During the three months ended March 31, 2018, there were no changes made to the covenants included in the credit facility or the indenture governing the 5.00% Senior Notes as described in Financial Condition, Capital Resources and

Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that as of March 31, 2018, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 6 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2018, we had outstanding letters of credit and similar obligations totaling $37.1 million.
Contractual Obligations
During the three months ended March 31, 2018, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017 other than a $21.9 million reduction in our liability under the TRA as a result of the transaction described in Cash Flows from Financing Activities above.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 4 to the Condensed Consolidated Financial Statements for information about this project.
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities as well as the National Indian Gaming Commission, the California Gambling Control Commission and the Federated Indians of Graton Rancheria Gaming Commission. In addition, we will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the terms of our indebtedness during the during the three months ended March 31, 2018.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 6 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. As of January 1, 2018, we updated our revenue recognition accounting policy in conjunction with our adoption of the new accounting standard for revenue recognition. A description of this change is included in Note 2 to the Condensed Consolidated Financial Statements. There were no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words “may”, “might”, “could”, “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business includes, without limitation, the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2018. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In February and March 2018, we issued an aggregate of 300,000 and 30,000 shares of Class A common stock, respectively, in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language: (i) the Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	May 9, 2018	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)