Form 10-Q
period 2018-06-30
Red Rock Resorts, Inc.
filed 2018-08-06
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Class A Common Stock, $0.01 par value	69,626,748
Class B Common Stock, $0.00001 par value	46,884,413

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data) (unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$108,418	$231,465
Restricted cash	3,502	3,279
Receivables, net	43,987	48,730
Income tax receivable	80	256
Inventories	12,730	12,572
Prepaid gaming tax	25,769	21,597
Prepaid expenses and other current assets	17,664	19,373
Assets held for sale	—	4,290
Total current assets	212,150	341,562
Property and equipment, net of accumulated depreciation of $767,071 and $689,856 at June 30, 2018 and December 31, 2017, respectively	2,762,018	2,542,111
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $43,511 and $105,370 at June 30, 2018 and December 31, 2017, respectively	121,826	128,000
Land held for development	177,182	177,182
Investments in joint ventures	9,528	10,133
Native American development costs	17,572	17,270
Deferred tax asset, net	109,924	132,731
Other assets, net	119,205	75,456
Total assets	$3,725,081	$3,620,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,758	$21,626
Accrued interest payable	7,690	10,611
Other accrued liabilities	242,279	182,903
Current portion of payable pursuant to tax receivable agreement	—	17
Current portion of long-term debt	34,864	30,094
Total current liabilities	314,591	245,251
Long-term debt, less current portion	2,575,789	2,587,728
Deficit investment in joint venture	2,198	2,235
Other long-term liabilities	10,069	11,289
Payable pursuant to tax receivable agreement, net of current portion	25,211	141,906
Total liabilities	2,927,858	2,988,409
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 69,626,748 and 68,897,563 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	696	689
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,884,413 and 47,264,413 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	358,069	349,430
Retained earnings	146,165	26,138
Accumulated other comprehensive income	1,852	2,473
Total Red Rock Resorts, Inc. stockholders’ equity	506,783	378,731
Noncontrolling interest	290,440	252,981
Total stockholders’ equity	797,223	631,712
Total liabilities and stockholders’ equity	$3,725,081	$3,620,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Casino	$232,756	$219,136	$469,003	$442,672
Food and beverage	94,632	91,596	185,560	190,142
Room	42,719	45,194	89,349	95,954
Other	24,917	23,541	47,473	46,210
Management fees	21,164	30,676	45,842	60,903
Net revenues	416,188	410,143	837,227	835,881
Operating costs and expenses:
Casino	80,396	77,669	159,354	154,128
Food and beverage	85,114	82,819	165,223	167,644
Room	19,431	20,653	39,531	42,415
Other	12,109	10,214	20,895	19,245
Selling, general and administrative	98,071	95,214	193,180	189,875
Depreciation and amortization	45,992	46,807	89,156	92,060
Write-downs and other charges, net	10,786	9,638	14,631	10,692
Tax receivable agreement liability adjustment	(73,502)	(444)	(90,375)	(444)
Related party lease termination	—	98,393	—	98,393
	278,397	440,963	591,595	774,008
Operating income (loss)	137,791	(30,820)	245,632	61,873
Earnings from joint ventures	499	420	1,107	835
Operating income (loss) and earnings from joint ventures	138,290	(30,400)	246,739	62,708
Other (expense) income:
Interest expense, net	(31,598)	(33,853)	(62,709)	(68,797)
Loss on extinguishment/modification of debt, net	—	(975)	—	(2,994)
Change in fair value of derivative instruments	7,321	3,330	23,124	3,369
Other	(66)	(86)	(221)	(172)
	(24,343)	(31,584)	(39,806)	(68,594)
Income (loss) before income tax	113,947	(61,984)	206,933	(5,886)
(Provision) benefit for income tax	(14,845)	11,813	(25,701)	1,134
Net income (loss)	99,102	(50,171)	181,232	(4,752)
Less: net income (loss) attributable to noncontrolling interests	16,367	(24,437)	47,317	1,082
Net income (loss) attributable to Red Rock Resorts, Inc.	$82,735	$(25,734)	$133,915	$(5,834)

Earnings (loss) per common share (Note 14):
Earnings (loss) per share of Class A common stock, basic	$1.20	$(0.38)	$1.94	$(0.09)
Earnings (loss) per share of Class A common stock, diluted	$0.82	$(0.38)	$1.46	$(0.09)

Weighted-average common shares outstanding:
Basic	69,124	67,311	68,962	66,506
Diluted	117,002	67,311	116,973	66,506

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$99,102	$(50,171)	$181,232	$(4,752)
Other comprehensive (loss) income, net of tax:
(Loss) gain on interest rate swaps:
Unrealized loss arising during period	—	(2,606)	—	(1,491)
Reclassification into income	(600)	783	(1,210)	2,011
(Loss) gain on interest rate swaps recognized in other comprehensive (loss) income	(600)	(1,823)	(1,210)	520
Loss on available-for-sale securities:
Unrealized gain arising during period	—	—	—	8
Reclassification into income	—	—	—	(120)
Loss on available-for-sale securities recognized in other comprehensive (loss) income	—	—	—	(112)
Other comprehensive (loss) income, net of tax	(600)	(1,823)	(1,210)	408
Comprehensive income (loss)	98,502	(51,994)	180,022	(4,344)
Less: comprehensive income (loss) attributable to noncontrolling interests	16,093	(25,416)	46,758	1,308
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$82,409	$(26,578)	$133,264	$(5,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$181,232	$(4,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,156	92,060
Change in fair value of derivative instruments	(23,124)	(3,369)
Reclassification of unrealized (gain) loss on derivative instruments into income	(1,387)	2,521
Write-downs and other charges, net	759	3,347
Tax receivable agreement liability adjustment	(90,375)	(444)
Amortization of debt discount and debt issuance costs	8,006	8,918
Share-based compensation	5,557	3,738
Earnings from joint ventures	(1,107)	(835)
Distributions from joint ventures	911	705
Loss on extinguishment/modification of debt, net	—	2,994
Deferred income tax	25,702	157
Changes in assets and liabilities:
Receivables, net	5,148	3,723
Inventories and prepaid expenses	(9,265)	(4,092)
Accounts payable	8,310	6,939
Accrued interest payable	(2,921)	(6,698)
Income tax payable/receivable, net	176	(1,721)
Other accrued liabilities	2,567	(2,056)
Other, net	(8,324)	1,847
Net cash provided by operating activities	191,021	102,982
Cash flows from investing activities:
Capital expenditures, net of related payables	(257,698)	(101,855)
Proceeds from asset sales	4,538	627
Acquisition of land from related party	—	(23,440)
Distributions in excess of earnings from joint ventures	764	660
Native American development costs	(226)	(2,134)
Net settlement of derivative instruments	3,929	—
Other, net	(2,861)	(6,539)
Net cash used in investing activities	(251,554)	(132,681)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	—	729,688
Payments under credit agreements with original maturity dates greater than three months	(11,519)	(377,453)
Partial redemption of 7.50% Senior Notes	—	(250,000)
Cash paid for early extinguishment of debt	—	(9,401)
Proceeds from exercise of stock options	4,344	1,574
Distributions to members and noncontrolling interests	(10,479)	(23,691)
Dividends	(13,840)	(13,338)
Payment of debt issuance costs	—	(21,098)
Payments on other debt	(1,175)	(3,634)
Payments on tax receivable agreement liability	(28,865)	—
Acquisition of subsidiary noncontrolling interests	—	(4,484)
Other, net	(757)	(6,481)
Net cash (used in) provided by financing activities	(62,291)	21,682
Decrease in cash, cash equivalents and restricted cash	(122,824)	(8,017)
Balance, beginning of period	234,744	136,153
Balance, end of period	$111,920	$128,136
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$108,418	$125,307
Restricted cash	3,502	2,829
Balance, end of period	$111,920	$128,136
Supplemental cash flow disclosures:
Cash paid for interest, net of $3,674 and $197 capitalized, respectively	$59,630	$63,456
Cash paid for income taxes, net of refunds received	$(176)	$430
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$92,083	$26,465

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
At June 30, 2018, the Company held approximately 59.8% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is the designated sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is subject to federal income taxes and is subject to state income taxes in California and Michigan.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
The amounts shown in the accompanying condensed consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that managed Gun Lake Casino through February 2018. The Company is the primary beneficiary of MPM. As such, it consolidates MPM and the financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. The net assets of MPM reflected in the Condensed Consolidated Balance Sheet at December 31, 2017 totaled $2.1 million. The Gun Lake Casino management agreement expired on February 6, 2018.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In February 2016, the FASB issued a new accounting standard that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the new revenue recognition guidance discussed in Note 2. An optional transition approach is permitted, allowing companies to forgo comparative reporting and instead adopt the guidance on a prospective basis. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this standard as of the first quarter of 2019 using the optional transition approach. The Company is currently evaluating the financial statement impacts of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets on the balance sheet for operating leases as of the date of adoption.
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
Under the new standard, the historical presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances has been eliminated. Promotional allowances are recorded primarily as reductions to casino revenue based on the standalone selling price of the complimentary goods and services provided. The adoption of the new standard also eliminated the historical practice of reclassifying the total

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

cost incurred associated with complimentaries from the expense line of the department fulfilling the complimentary to the expense line of the department that granted the complimentary to the guest. Under the new standard, revenues and expenses associated with providing complimentaries are classified based on the goods and services provided. When guests earn points under the Company’s player rewards program (the “Rewards Program”), the Company recognizes a liability for the redemption value of such points, which are considered future performance obligations under the new standard. The recognition of the Rewards Program point liability primarily reduces casino revenue. Previously, the Company recorded a liability for the estimated incremental cost of providing complimentary services earned under the Rewards Program. Additionally, amounts paid for wide area progressive operator fees and mandatory service charges that were previously recorded net in revenue are recorded gross, resulting in an increase in revenue with a corresponding increase in expense. See Note 2 for additional information.
Adoption of the new standard using the full retrospective method required the Company to apply the new guidance to each prior reporting period presented. The adoption did not have a significant impact on net income for the periods presented. The following tables present the impact of adoption of the new standard to previously reported selected financial statement information (in thousands, except per share data):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Gross revenues	$432,715	$(22,572)	$410,143	$878,613	$(42,732)	$835,881
Promotional allowances	(29,222)	29,222	—	(57,388)	57,388	—
Net revenues	403,493	6,650	410,143	821,225	14,656	835,881
Net loss	(50,494)	323	(50,171)	(5,280)	528	(4,752)
Net loss attributable to Red Rock Resorts, Inc.	(25,920)	186	(25,734)	(6,137)	303	(5,834)
Loss per share of Class A common stock, basic and diluted	(0.39)	0.01	(0.38)	(0.09)	—	(0.09)

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred tax asset, net	$132,220	$511	$132,731
Other accrued liabilities	176,813	6,090	182,903
Total stockholders’ equity	637,291	(5,579)	631,712

	December 31, 2016
	As Reported	Adjustments	As Adjusted
Total stockholders’ equity	$633,352	$(5,754)	$627,598
The Company’s historical net cash flows from operating, investing and financing activities were not impacted by the adoption of the new standard.
2.    Revenue
The Company’s revenue contracts with customers consist of gaming wagers, sales of food, beverage, hotel rooms and other amenities, and agreements to provide management services. Revenues are recognized when control of the promised goods or services is transferred to the guest, in an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for those goods or services, referred to as the transaction price. Other revenues also include rental income from tenants, which is recognized over the lease term, and contingent rental income, which is recognized when the right to receive such rental income is established according to the lease agreements. Revenue is recognized net of cash sales incentives and discounts and excludes sales and other taxes collected from guests on behalf of governmental authorities.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 16 for a discussion of the Company’s reportable segments.

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Las Vegas operations	Native American management	Corporate and other	Total	Las Vegas operations	Native American management	Corporate and other	Total
Casino	$232,756	$—	$—	$232,756	$219,136	$—	$—	$219,136
Food and beverage	94,632	—	—	94,632	91,596	—	—	91,596
Room	42,719	—	—	42,719	45,194	—	—	45,194
Other (a)	23,431	—	1,486	24,917	22,083	—	1,458	23,541
Management fees	144	21,020	—	21,164	133	30,543	—	30,676
Net revenues	$393,682	$21,020	$1,486	$416,188	$378,142	$30,543	$1,458	$410,143

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Las Vegas operations	Native American management	Corporate and other	Total	Las Vegas operations	Native American management	Corporate and other	Total
Casino	$469,003	$—	$—	$469,003	$442,672	$—	$—	$442,672
Food and beverage	185,560	—	—	185,560	190,142	—	—	190,142
Room	89,349	—	—	89,349	95,954	—	—	95,954
Other (a)	44,623	—	2,850	47,473	43,363	—	2,847	46,210
Management fees	317	45,525	—	45,842	255	60,648	—	60,903
Net revenues	$788,852	$45,525	$2,850	$837,227	$772,386	$60,648	$2,847	$835,881
____________________________________

(a)
Other revenue included revenue from tenant leases of $6.2 million for the three months ended June 30, 2018 and 2017, and $12.3 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and does not represent revenue recognized from contracts with customers.

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
Non-gaming Revenue
Non-gaming revenues include sales of food, beverage, hotel rooms and other amenities such as retail merchandise, bowling, spa services and entertainment. The transaction price is the net amount collected from the guest and includes a distinct performance obligation to provide such goods or services. Non-gaming revenues are recognized when the goods or services are

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

provided to the guest. Guests may also earn loyalty points from non-gaming purchases or receive discretionary complimentaries that require the transaction price to be allocated to each performance obligation on a relative standalone selling price basis.
Non-gaming revenues also include the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $49.8 million and $45.2 million for the three months ended June 30, 2018 and 2017, respectively, and $98.6 million and $90.5 million for the six months ended June 30, 2018 and 2017, respectively.
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
The Company’s performance obligation related to its loyalty point liability is generally completed within one year, as a guest’s loyalty point balance is forfeited after six months of inactivity for a local guest and after thirteen months for an out-of-town guest, as defined in the Rewards Program. The Company’s loyalty point liability was $20.6 million and $20.3 million at June 30, 2018 and December 31, 2017, respectively. Loyalty points are generally earned and redeemed continually over time. As a result, the loyalty point liability balance remains relatively constant.
Contract Balances
The Company’s accounts receivable primarily represent receivables from contracts with customers and consist mainly of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing. The Company has no material contract assets.
Customer contract liabilities related to future performance obligations consist of the Rewards Program point liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Customer contract liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Excluding the Rewards Program point liability, contract liabilities were $23.9 million and $24.8 million at June 30, 2018 and December 31, 2017, respectively. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. Fluctuations in these balances are a result of normal operating activities.
The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Other customer-related liabilities were $6.9 million and $8.5 million at June 30, 2018 and December 31, 2017, respectively, and primarily are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Changes in other customer-related liabilities are a result of normal operating activities.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three and six months ended June 30, 2018, approximately 0.1 million and 0.4 million, respectively, of LLC Units and Class B common shares held by noncontrolling interest holders were exchanged for shares of Class A common stock, which increased Red Rock’s ownership interest in Station Holdco. For both the three and six months ended June 30, 2017, a total of approximately 2.0 million of such units and shares were exchanged for shares of Class A common stock.
The ownership of the LLC Units is summarized as follows:

	June 30, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
Red Rock	69,626,748	59.8%	68,897,563	59.3%
Noncontrolling interest holders	46,884,413	40.2%	47,264,413	40.7%
Total	116,511,161	100.0%	116,161,976	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income (loss) and other comprehensive (loss) income of Station Holdco attributable to Red Rock and the noncontrolling interest holders.
4.    Native American Development
Following is information about the Company’s Native American development activities.
North Fork Rancheria of Mono Indian Tribe
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. The Company purchased a 305-acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through June 30, 2018, the Company has paid approximately $32.7 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2018, the carrying amount of the advances was $17.6 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
The Company will receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for its development services, which will be paid upon the commencement of gaming operations at the facility. In March 2018, the Mono submitted a proposed Third Amended and Restated Management Agreement (the “Management Agreement”) to the NIGC. The Management Agreement allows the Company to receive a management fee of 30% of the North Fork Project’s net income. The Management Agreement and the Development Agreement have a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration.

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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next 21 to 33 months and estimates that the North Fork Project would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2018. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at June 30, 2018 of each of the critical milestones necessary to complete the North Fork Project.

As of June 30, 2018
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
Approval of management agreement by NIGC
In December 2015, the Mono submitted a Second Amended and Restated Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Second Amended and Restated Management Agreement. In March 2018, the Mono submitted the Management Agreement and certain related documents to the NIGC. In June 2018, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the deficiency letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act (“IGRA”).

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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint in the United States District Court for the District of Columbia against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision to the United States Court of Appeals for the District of Columbia Circuit, which heard oral argument on the appeal on October 13, 2017. On January 12, 2018, the United States Court of Appeals for the District of Columbia Circuit affirmed the decision of the district court in favor of the defendants and the Mono. On February 26, 2018, the Stand Up plaintiffs filed a petition for rehearing en banc of the January 12, 2018 decision, which petition for rehearing was denied on April 10, 2018. On July 9, 2018, the Stand Up plaintiffs filed a Petition for Writ of Certiorari in the Supreme Court of the United States.
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
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. In November 2016, the district court dismissed Picayune’s complaint, but the court subsequently vacated its ruling based on the December 2016 decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. In May 2017, the court stayed the case for six months by agreement of the parties and scheduled a status conference on November 13, 2017 to address how the case should proceed in light of the California Supreme Court’s granting of the Mono and State’s petitions for review in Stand Up for California! v. Brown. The case remains stayed.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants.
5.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Accrued gaming and related	$53,975	$57,070
Accrued payroll and related	53,705	51,095
Construction payables and equipment purchase accruals	95,916	39,673
Advance deposits	14,534	13,914
Other	24,149	21,151
	$242,279	$182,903
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2018	December 31, 2017
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (4.60% and 4.06% at June 30, 2018 and December 31, 2017, respectively), net of unamortized discount and deferred issuance costs of $48.6 million and $53.2 million at June 30, 2018 and December 31, 2017, respectively	$1,780,066	$1,780,193
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (4.09% and 3.36% at June 30, 2018 and December 31, 2017, respectively), net of unamortized discount and deferred issuance costs of $4.6 million and $5.2 million at June 30, 2018 and December 31, 2017, respectively	257,653	263,860
$781 million Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate	—	—
5.00% Senior Notes, due October 1, 2025, net of unamortized deferred issuance costs of $6.1 million and $6.4 million at June 30, 2018 and December 31, 2017, respectively	543,936	543,596
Other long-term debt, weighted-average interest of 3.96% and 3.95% at June 30, 2018 and December 31, 2017, respectively, maturity dates ranging from 2027 to 2037	28,998	30,173
Total long-term debt	2,610,653	2,617,822
Current portion of long-term debt	(34,864)	(30,094)
Total long-term debt, net	$2,575,789	$2,587,728
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The credit agreement governing the Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at June 30, 2018 to 5.25 to 1.00 at December 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At June 30, 2018, Station LLC’s interest coverage ratio was 4.60 to 1.00 and its consolidated total leverage

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

ratio was 5.07 to 1.00, both as defined in the Credit Facility. The Company believes it was in compliance with all applicable covenants at June 30, 2018.
Revolving Credit Facility Availability
At June 30, 2018, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $743.9 million, which was net of $37.1 million in outstanding letters of credit and similar obligations.
7.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. Under the Company’s interest rate swap agreements, it receives variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.
At June 30, 2018, Station LLC had 20 outstanding interest rate swaps that were not designated in cash flow hedging relationships. The 20 interest rate swaps each have one-year terms with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. Of the 20 interest rate swaps, 12 cover an exposure period that began in July 2017 and will continue through July 2020 and had a combined notional amount of $1.0 billion at June 30, 2018. These interest rate swaps were previously designated in cash flow hedging relationships as discussed in more detail below. The remaining eight interest rate swaps were originally entered into in June 2017, cover an exposure period that began in July 2017 and will continue through July 2021, and had a combined notional amount of $550.0 million at June 30, 2018.
The weighted-average fixed pay rates applicable to each of the one-year terms covered by Station LLC’s interest rate swaps are set forth below:

One-year Term Ending in July	Percentage
2018	1.18%
2019	1.46%
2020	1.73%
2021	1.94%
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At June 30, 2018, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $41.6 million.
In June 2017, the Company dedesignated the hedge accounting relationships of Station LLC’s interest rate swaps that were previously designated and accounted for as cash flow hedges of forecasted interest payments. As such, the gain or loss on the effective portion of changes in their fair values was recorded as a component of other comprehensive (loss) income until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive income were reclassified as an adjustment to interest expense. The Company recognized the gain or loss on any ineffective portion of the derivatives’ change in fair value in the period in which the change occurred as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations. At June 30, 2018, $5.7 million of cumulative deferred gains previously recognized in accumulated other comprehensive income will be amortized as a reduction of interest expense through July 2020 as the hedged interest payments continue to occur. Of this amount, approximately $3.0 million of deferred net gains is expected to be reclassified into earnings during the next twelve months.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At June 30, 2018, Station LLC’s interest rate swaps effectively converted $1.5 billion of Station LLC’s variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.75%.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	June 30, 2018	December 31, 2017
Interest Rate Swaps Not Designated in Hedge Accounting Relationships
Prepaid expenses and other current assets	$290	$3,620
Other assets, net	40,313	18,383
Information about pretax gains on derivative financial instruments that were not designated in hedge accounting relationships is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of Gain on Derivatives Recognized in Income	Amount of Gain on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate swaps	Change in fair value of derivative instruments	$7,321	$3,367	$23,124	$3,367
Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Interest rate swaps	$—	$(3,268)	Interest expense, net	$689	$(986)	Change in fair value of derivative instruments	$—	$(37)

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Interest rate swaps	$—	$(1,875)	Interest expense, net	$1,387	$(2,521)	Change in fair value of derivative instruments	$—	$2

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$40,603	$—	$40,603	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$22,003	$—	$22,003	$—
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2018	December 31, 2017
Aggregate fair value	$2,557	$2,677
Aggregate carrying amount	2,611	2,618
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9.    Stockholders’ Equity
The changes in stockholders’ equity and noncontrolling interest for the six months ended June 30, 2018 were as follows (amounts in thousands):

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	133,915	—	47,317	181,232
Other comprehensive loss, net of tax	—	—	—	—	—	—	(651)	(559)	(1,210)
Share-based compensation	—	—	—	—	5,629	—	—	—	5,629
Distributions	—	—	—	—	—	—	—	(10,479)	(10,479)
Dividends	—	—	—	—	—	(13,888)	—	—	(13,888)
Issuance of restricted stock awards, net of forfeitures	137	1	—	—	(1)	—	—	—	—
Repurchase of Class A common stock	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	222	2	—	—	4,342	—	—	—	4,344
Exchanges of noncontrolling interests for Class A common stock	380	4	(380)	—	2,149	—	21	(2,174)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,528)	—	—	—	(2,528)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,718	—	—	—	2,718
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,363)	—	9	3,354	—
Balances, June 30, 2018	69,627	$696	46,884	$1	$358,069	$146,165	$1,852	$290,440	$797,223

At June 30, 2018, noncontrolling interest primarily represented the 40.2% ownership interest in Station Holdco not held by Red Rock.
On July 31, 2018, the Company announced that it would pay a dividend of $0.10 per share of Class A common stock to holders of record as of September 14, 2018 to be paid on September 28, 2018. Prior to the payment of the dividend, Station Holdco will declare a distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the six months ended June 30, 2018 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized gain on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2017	$2,510	$(37)	$2,473
Amounts reclassified from accumulated other comprehensive income (loss) into income (a)	(651)	—	(651)
Net current-period other comprehensive loss	(651)	—	(651)
Exchanges of noncontrolling interests for Class A common stock	21	—	21
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	9	—	9
Balances, June 30, 2018	$1,889	$(37)	$1,852
____________________________________

(a)	Net of $0.2 million tax benefit.
Net Income (Loss) Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income (loss) and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Red Rock Resorts, Inc.	$82,735	$(25,734)	$133,915	$(5,834)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	283	11,400	2,174	11,400
Acquisition of subsidiary noncontrolling interests	—	—	—	2,850
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2,259)	(2,388)	(3,354)	(2,925)
Net transfers (to) from noncontrolling interests	(1,976)	9,012	(1,180)	11,325
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$80,759	$(16,722)	$132,735	$5,491

10.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11,585,479 shares of Class A common stock is reserved for issuance under the plan, of which approximately 3.2 million shares were available for issuance at June 30, 2018.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2018	308,310	$21.60	4,248,465	$21.29
Activity during the period:
Granted	158,912	32.75	2,113,479	32.75
Vested/exercised	(53,258)	22.08	(221,538)	19.61
Forfeited	(22,010)	21.04	(413,159)	22.88
Outstanding at June 30, 2018	391,954	$26.09	5,727,247	$25.47

The Company recognized share-based compensation expense of $3.1 million and $5.6 million, respectively, for the three and six months ended June 30, 2018 and $2.3 million and $3.7 million, respectively, for the three and six months ended June 30, 2017. At June 30, 2018, unrecognized share-based compensation cost was $40.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.
11.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as development and redevelopment expenses, preopening, lease termination, and severance, as well as net losses on asset disposals. For the three and six months ended June 30, 2018, write-downs and other charges, net were $10.8 million and $14.6 million, respectively. These amounts included $9.0 million and $11.6 million, respectively, related to the redevelopment of Palms Casino Resort ("Palms"), including the brand repositioning campaign, costs associated with the grand opening of the first phase of the project in May 2018, and preopening expense related to new restaurants, nightclubs, bars and other amenities.
For the three and six months ended June 30, 2017, write-downs and other charges, net were $9.6 million and $10.7 million, respectively. These amounts included $3.5 million in tenant lease termination expenses, as well as losses on fixed asset disposals of $5.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2017.
12.    Income Taxes
Red Rock is taxed as a corporation and pays corporate federal and state taxes on income allocated to it from Station Holdco based upon Red Rock’s economic interest held in Station Holdco. Station Holdco is treated as a pass-through partnership for income tax reporting purposes. Station Holdco’s members, including the Company, are liable for federal, state and local income taxes based on their share of Station Holdco’s pass-through taxable income.
The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduced the U.S. federal corporate rate from 35% to 21%. At December 31, 2017, the Company was able to reasonably estimate the effects of the Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed and further guidance is provided. The provisional amount recorded related to the remeasurement of its deferred tax balance was $85.3 million at December 31, 2017 and remains so at June 30, 2018.
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
The Company’s effective tax rate for the three and six months ended June 30, 2018 was 13.03% and 12.42%, respectively, including discrete items, as compared to 19.06% and 19.27% for the three and six months ended June 30, 2017. The Company’s effective tax rate is less than the statutory rate of 21% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. Station Holdco operates in Nevada and California and had taxable operations in Michigan until February 2018. Nevada does not impose a state income tax and the Company’s activities in California and Michigan are minimal; as a result, state income taxes do not have a significant impact on the Company’s effective rate. In addition, the

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Company recognized income related to transactions pursuant to which the tax receivable agreement (“TRA”) liabilities owed to pre-IPO owners of Station Holdco were assigned to the Company; the effective tax rate was impacted by a net discrete $19.4 million write-down to the deferred tax asset.
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
The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco. As such, the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at June 30, 2018 and December 31, 2017, the valuation allowance was $50.9 million and $57.3 million, respectively.
Tax Receivable Agreement
In connection with the IPO, the Company entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At June 30, 2018 and December 31, 2017, the Company’s liability under the TRA was $25.2 million and $141.9 million, respectively. Exchanges of LLC Units and Class B common shares resulted in increases in amounts payable under the TRA liability of $0.3 million and $2.5 million for the three and six months ended June 30, 2018, respectively, as well as net increases in deferred tax assets of $0.4 million and $2.7 million, respectively, all of which were recorded through stockholders’ equity.
During the six months ended June 30, 2018, the Company paid a total of $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. As a result, the Company’s liability under the TRA was reduced by $119.2 million, and the Company recognized nontaxable income of $90.4 million, which is presented in Tax receivable agreement liability adjustment in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2018.
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
13.    Related Party Transactions
Under the TRA described in Note 12, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At June 30, 2018 and December 31, 2017, $9.2 million of the Company’s liability under the TRA was payable to entities related to Frank J. Fertitta III and Lorenzo J. Fertitta. In addition, at June 30, 2018 and December 31, 2017, $11.5 million and $9.0 million, respectively, was payable to current and former executives of the Company or members of their respective family group.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14.    Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and six months ended June 30, 2018 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the three and six months ended June 30, 2017, the Company incurred a net loss. As a result, all potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$99,102	$(50,171)	$181,232	$(4,752)
Less: net (income) loss attributable to noncontrolling interests	(16,367)	24,437	(47,317)	(1,082)
Net income (loss) attributable to Red Rock, basic	$82,735	$(25,734)	$133,915	$(5,834)

Net income (loss) attributable to Red Rock, basic	$82,735	$(25,734)	$133,915	$(5,834)
Effect of dilutive securities	12,852	—	37,159	—
Net income (loss) attributable to Red Rock, diluted	$95,587	$(25,734)	$171,074	$(5,834)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average shares of Class A common stock outstanding, basic	69,124	67,311	68,962	66,506
Effect of dilutive securities	47,878	—	48,011	—
Weighted-average shares of Class A common stock outstanding, diluted	117,002	67,311	116,973	66,506

The calculation of diluted earnings (loss) per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at the end of the period because their inclusion would have been antidilutive (amounts in thousands):

	As of June 30,
	2018	2017
Shares issuable in exchange for Class B common stock and LLC Units	—	47,954
Shares issuable upon exercise of stock options	2,106	4,369
Shares issuable upon vesting of restricted stock	64	293
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net income (loss) to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues
Las Vegas operations	$393,682	$378,142	$788,852	$772,386
Native American management	21,020	30,543	45,525	60,648
Reportable segment net revenues	414,702	408,685	834,377	833,034
Corporate and other	1,486	1,458	2,850	2,847
Net revenues	$416,188	$410,143	$837,227	$835,881

Net income (loss)	$99,102	$(50,171)	$181,232	$(4,752)
Adjustments
Depreciation and amortization	45,992	46,807	89,156	92,060
Share-based compensation	3,103	2,326	5,557	3,738
Write-downs and other charges, net	10,786	9,638	14,631	10,692
Tax receivable agreement liability adjustment	(73,502)	(444)	(90,375)	(444)
Related party lease termination	—	98,393	—	98,393
Interest expense, net	31,598	33,853	62,709	68,797
Loss on extinguishment/modification of debt, net	—	975	—	2,994
Change in fair value of derivative instruments	(7,321)	(3,330)	(23,124)	(3,369)
Adjusted EBITDA attributable to MPM noncontrolling interest	—	(6,418)	(962)	(11,056)
Provision (benefit) for income tax	14,845	(11,813)	25,701	(1,134)
Other	41	86	196	172
Adjusted EBITDA (a)	$124,644	$119,902	$264,721	$256,091

Adjusted EBITDA
Las Vegas operations	$112,589	$105,120	$238,466	$225,977
Native American management	19,790	22,695	41,884	46,012
Reportable segment Adjusted EBITDA	132,379	127,815	280,350	271,989
Corporate and other	(7,735)	(7,913)	(15,629)	(15,898)
Adjusted EBITDA	$124,644	$119,902	$264,721	$256,091

____________________________________

(a)
Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, related party lease termination, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision (benefit) for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

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
At June 30, 2018, we held approximately 59.8% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and were designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2017. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2016 to July 2017. In addition, based on preliminary data for June 2018 from the Bureau of Labor Statistics, Las Vegas experienced a 3.0% year-over-year increase in employment to 1,002,900 jobs, which is an all-time high. This resulted in an unemployment rate of 4.7% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 64 consecutive months of year-over-year increases in taxable retail sales from February 2013 to May 2018. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 160% at June 2018 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Our operating results for the six months ended June 30, 2018 continue to reflect the impact of construction disruption and costs associated with our redevelopment initiative at Palms Casino Resort (“Palms”) and the upgrade and expansion project at Palace Station. The Palms redevelopment project, which will transform it into a virtually new property, comprises a number of new bars, restaurants and entertainment options, remodeled hotel rooms, including a variety of unique suites, an expanded and renovated casino floor, expanded and renovated convention and meeting space, updated luxury movie theaters and a gift shop. The first phase of the Palms redevelopment opened in May 2018, and the remaining phases are expected to be completed through the third quarter of 2019. The upgrade and expansion project at Palace Station, which includes a new bingo room, facade, landscaping and parking lot improvements, restaurants, a resort-style swimming pool, a casino expansion and movie theaters featuring Regal Entertainment’s luxury Cinebarre concept, is expected to be completed in phases by the end of 2018.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2018	2017		2018	2017
Net revenues	$416,188	$410,143	1.5%	$837,227	$835,881	0.2%
Operating income (loss)	137,791	(30,820)	n/m	245,632	61,873	n/m

Casino revenues	232,756	219,136	6.2%	469,003	442,672	5.9%
Casino expenses	80,396	77,669	3.5%	159,354	154,128	3.4%
Margin	65.5%	64.6%		66.0%	65.2%

Food and beverage revenues	94,632	91,596	3.3%	185,560	190,142	(2.4)%
Food and beverage expenses	85,114	82,819	2.8%	165,223	167,644	(1.4)%
Margin	10.1%	9.6%		11.0%	11.8%

Room revenues	42,719	45,194	(5.5)%	89,349	95,954	(6.9)%
Room expenses	19,431	20,653	(5.9)%	39,531	42,415	(6.8)%
Margin	54.5%	54.3%		55.8%	55.8%

Other revenues	24,917	23,541	5.8%	47,473	46,210	2.7%
Other expenses	12,109	10,214	18.6%	20,895	19,245	8.6%

Management fee revenue	21,164	30,676	(31.0)%	45,842	60,903	(24.7)%

Selling, general and administrative expenses	98,071	95,214	3.0%	193,180	189,875	1.7%
Percent of net revenues	23.6%	23.2%		23.1%	22.7%

Depreciation and amortization	45,992	46,807	(1.7)%	89,156	92,060	(3.2)%
Write-downs and other charges, net	10,786	9,638	11.9%	14,631	10,692	36.8%
Tax receivable agreement liability adjustment	(73,502)	(444)	n/m	(90,375)	(444)	n/m
Related party lease termination	—	98,393	n/m	—	98,393	n/m
Interest expense, net	31,598	33,853	(6.7)%	62,709	68,797	(8.8)%
Loss on extinguishment/modification of debt, net	—	975	n/m	—	2,994	n/m
Change in fair value of derivative instruments	7,321	3,330	n/m	23,124	3,369	n/m
(Provision) benefit for income tax	(14,845)	11,813	n/m	(25,701)	1,134	n/m
Net income (loss) attributable to noncontrolling interests	16,367	(24,437)	n/m	47,317	1,082	n/m
Net income (loss) attributable to Red Rock	82,735	(25,734)	n/m	133,915	(5,834)	n/m
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
Net Revenues. Net revenues for the three and six months ended June 30, 2018 increased by 1.5% and 0.2%, respectively, as compared to the prior year periods despite the negative impact of substantial ongoing construction disruption associated with the redevelopment of Palms and the upgrade and expansion project at Palace Station. In addition, the increase in net revenues was partially offset by a decrease in management fee revenue as a result of the expiration of the Gun Lake management agreement on February 6, 2018.
Operating Income (Loss). Operating income increased to $137.8 million and $245.6 million for the three and six months ended June 30, 2018, respectively, as compared to operating loss of $30.8 million and operating income of $61.9 million for the three and six months ended June 30, 2017, respectively. Components of operating income (loss) for the three and six month comparative periods are discussed below.
Casino.  Casino revenues increased by 6.2% and 5.9% for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods, primarily due to increased volume across all major categories of gaming operations. Despite the ongoing construction disruption at Palms and Palace Station, slot handle increased by 2.6% and 3.1%, table games drop increased by 7.2% and 7.4%, and race and sports write increased by 13.6% and 14.9%, for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods. Casino expenses increased by 3.5% and 3.4% for the three and six months ended June 30, 2018, respectively, primarily due to the increased casino volume.
Food and Beverage.  For the three and six months ended June 30, 2018, food and beverage revenue increased by 3.3% and decreased by 2.4%, respectively, as compared to the prior year periods. The increase for the three-month period was primarily due to an increase in the average guest check, while the decrease for the six-month period was primarily due to the ongoing construction disruption at Palms, as well as a decrease in catering business. For the three and six months ended June 30, 2018, the number of restaurant guests served decreased by 1.9% and 3.1%, respectively, which was partially offset by an increase of 9.3% and 9.0% in the average guest check, respectively, both as compared to the prior year periods. Food and beverage expenses increased by 2.8% and decreased by 1.4% for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods, primarily due to the respective changes in revenues.
Room.  Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Occupancy	89.9%	91.5%	89.9%	91.8%
Average daily rate	$115.77	$107.64	$120.71	$113.32
Revenue per available room	$104.10	$98.44	$108.55	$104.04
For the three and six months ended June 30, 2018, room revenues decreased by 5.5% and 6.9%, respectively, primarily due to the construction disruption at Palms and Palace Station. ADR increased by 7.6% and 6.5%, respectively, as compared to the prior year periods, partially offset by a 1.6 and 1.9 percentage point decrease, respectively, in occupancy rate. During the second half of 2017, approximately 400 hotel rooms at Palace Station were permanently removed from service as part of the ongoing upgrade and expansion project. Room expenses decreased by 5.9% and 6.8% for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods due to lower occupancy and the reduced room count at Palace Station.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses increased for the three and six months ended June 30, 2018 as compared to the prior year periods, primarily due to enhanced entertainment offerings.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Native American tribes. Management fee revenue decreased 31.0% and 24.7% to $21.2 million and $45.8 million for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods, due to the expiration of the Gun Lake management agreement in February 2018. The Gun Lake management agreement produced $4.3 million of the total management fee revenue for the six months ended June 30, 2018, as compared to $13.3 million and $25.0 million for the three and six months ended June 30, 2017, respectively. The decrease in management fee revenue from Gun Lake was partially offset by a 21.7% and 15.5% increase in management fee revenue from Graton Resort for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods, due to improved operating performance and an increase in the management fee percentage from 24% to 27% as of November 2017.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2018, SG&A expenses increased slightly as compared to the prior year period, primarily due to higher employee-related expenses, partially offset by decreased rent expense as a result of the termination of two related party land leases in April 2017.
Depreciation and Amortization.  For the three and six months ended June 30, 2018, depreciation and amortization expense decreased to $46.0 million and $89.2 million as compared to $46.8 million and $92.1 million for the prior year periods, respectively. Depreciation expense decreased due to accelerated depreciation in the prior year period related to the upgrade and expansion project at Palace Station. Amortization expense decreased as a result of the Gun Lake management agreement intangible asset becoming fully amortized in February 2018. These decreases were partially offset by higher depreciation expense at Palms as portions of the redevelopment project were placed into service.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges related to non-routine transactions, such as development and redevelopment expenses, preopening, lease termination, and severance, as well as net losses on asset disposals. For the three and six months ended June 30, 2018, write-downs and other charges, net totaled $10.8 million and $14.6 million, respectively. These amounts included $9.0 million and $11.6 million, respectively, related to the redevelopment of Palms, including the brand repositioning campaign, costs associated with the grand opening of the first phase of the project in May 2018, and preopening expense related to new restaurants, bars, entertainment options and other amenities.
For the three and six months ended June 30, 2017, write-downs and other charges, net were $9.6 million and $10.7 million, respectively. These amounts included $3.5 million in tenant lease termination expenses, as well as losses on fixed asset disposals of $5.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2017.
Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2018, we paid $23.9 million to a pre-IPO owner of LLC Units in exchange for which the owner assigned to us all of its rights under the TRA. As a result, our liability under the TRA was reduced by $97.4 million, and we recognized a gain of $73.5 million. For the six months ended June 30, 2018, we recognized a total gain of $90.4 million as a result of two such transactions.
Related Party Lease Termination.  In April 2017, we purchased entities that own certain land on which Texas Station and Boulder Station are located for cash consideration of $120.0 million. The land was previously leased under long-term operating leases with a related party lessor. Concurrently with the land acquisition, we assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the related party lessor. During the three and six months ended June 30, 2017, we recognized a charge of $98.4 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid and the fair value of the land and residual interests acquired. Annual rent expense decreased by approximately $7.1 million as a result of the land acquisition.
Interest Expense, net.  Interest expense, net decreased to $31.6 million and $62.7 million for the three and six months ended June 30, 2018, respectively, as compared to $33.9 million and $68.8 million, respectively, for the prior year periods. The decreases were due to higher capitalized interest on our construction projects at Palms and Palace Station and interest rate swap activity, partially offset by the impact of higher outstanding indebtedness. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three and six months ended June 30, 2017, we recorded $1.0 million and $3.0 million, respectively, net loss on extinguishment/modification of debt. During the three and six months ended June 30, 2017, we recognized a loss of $2.1 million and $4.1 million, respectively, related to the repricing and upsizing of the credit facility. During the three months ended June 30, 2017, we also recognized a loss on extinguishment/modification of debt of $13.8 million related to the partial redemption of the 7.50% Senior Notes. These losses were partially offset by a $14.9 million gain on debt extinguishment related to the restructured land loan recognized in June 2017.

Change in Fair Value of Derivative Instruments. During the three and six months ended June 30, 2018, we recognized a $7.3 million and $23.1 million, respectively, net gain on the change in fair value of our interest rate swaps. The gain was primarily due to interest rate movements.
During the three and six months ended June 30, 2017, gains and losses from the change in fair value of our interest rate swaps were primarily deferred as a component of other comprehensive (loss) income under hedge accounting, which we discontinued beginning July 2017.
(Provision) Benefit for Income Tax. For the three and six months ended June 30, 2018, we recognized an income tax provision of $14.8 million and $25.7 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 13.03% and 12.42% for the three and six months ended June 30, 2018, respectively, was less than the statutory rate. The benefit for income tax was $11.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively, which was primarily attributable to the loss on related party lease termination in April 2017.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2018 and 2017 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 for our two reportable segments and a reconciliation of net income (loss) to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues
Las Vegas operations	$393,682	$378,142	$788,852	$772,386
Native American management	21,020	30,543	45,525	60,648
Reportable segment net revenues	414,702	408,685	834,377	833,034
Corporate and other	1,486	1,458	2,850	2,847
Net revenues	$416,188	$410,143	$837,227	$835,881

Net income (loss)	$99,102	$(50,171)	$181,232	$(4,752)
Adjustments
Depreciation and amortization	45,992	46,807	89,156	92,060
Share-based compensation	3,103	2,326	5,557	3,738
Write-downs and other charges, net	10,786	9,638	14,631	10,692
Tax receivable agreement liability adjustment	(73,502)	(444)	(90,375)	(444)
Related party lease termination	—	98,393	—	98,393
Interest expense, net	31,598	33,853	62,709	68,797
Loss on extinguishment/modification of debt, net	—	975	—	2,994
Change in fair value of derivative instruments	(7,321)	(3,330)	(23,124)	(3,369)
Adjusted EBITDA attributable to MPM noncontrolling interest	—	(6,418)	(962)	(11,056)
Provision (benefit) for income tax	14,845	(11,813)	25,701	(1,134)
Other	41	86	196	172
Adjusted EBITDA	$124,644	$119,902	$264,721	$256,091

Adjusted EBITDA
Las Vegas operations	$112,589	$105,120	$238,466	$225,977
Native American management	19,790	22,695	41,884	46,012
Reportable segment Adjusted EBITDA	132,379	127,815	280,350	271,989
Corporate and other	(7,735)	(7,913)	(15,629)	(15,898)
Adjusted EBITDA	$124,644	$119,902	$264,721	$256,091

The increase in Adjusted EBITDA for the three and six months ended June 30, 2018 as compared to the prior year period is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, related party lease termination, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision (benefit) for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.
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
Holding Company Financial Information
The indenture governing the 5.00% Senior Notes contains certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. As discussed below, the primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes payable or receivable by the Holding Company, the liability relating to the TRA and additional SG&A expenses incurred by the Holding Company for professional costs relating to the TRA and public company reporting.
At June 30, 2018, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million, an income tax receivable of $0.1 million, $0.1 million of other net current assets and a net deferred tax asset of $109.9 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $25.2 million liability under the TRA. At December 31, 2017, the Holding Company had cash of $22.7 million, an income tax receivable of $0.3 million and a net deferred tax asset of $132.7 million, offset by liabilities that are solely the Holding Company’s, consisting of a $141.9 million liability under the TRA and $0.8 million of other net current liabilities.
For the three months ended June 30, 2018 and 2017, the Holding Company generated net income of $57.8 million and $9.9 million, respectively, which primarily included SG&A expenses of $0.9 million and $2.3 million, respectively, provision for income tax of $14.8 million and benefit for income tax of $11.8 million, respectively, and a $73.5 million gain for the three months ended June 30, 2018 which resulted from the transaction relating to our liability under the TRA. For the six months ended June 30, 2018 and 2017, the Holding Company generated net income of $62.8 million and a net loss of $3.2 million, respectively, which primarily included SG&A expenses of $2.0 million and $4.8 million, respectively, provision for income tax of $25.7 million and benefit for income tax of $1.1 million, respectively, and a $90.4 million gain for the six months ended June 30, 2018 which resulted from transactions relating to our liability under the TRA.
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
At June 30, 2018, we had $108.4 million in cash and cash equivalents and Station LLC’s borrowing availability under its credit facility, subject to continued compliance with its terms, was $743.9 million, which was net of $37.1 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2018 are expected to include (i) principal and interest payments on Station LLC’s indebtedness, totaling approximately $17.4 million and $60.1 million, respectively, (ii) approximately $315.0 million to $365.0 million for maintenance and investment capital expenditures, which include amounts related to the redevelopment of Palms and the upgrade and expansion project at Palace Station and (iii) distributions to noncontrolling interest holders of Station Holdco and dividends to our Class A common stockholders. We will pay a combined total of approximately $11.7 million in September 2018 for such distributions and dividends.
We are obligated to make payments under the TRA, which is described in Note 12 to the Condensed Consolidated Financial Statements. At June 30, 2018, such obligations totaled $25.2 million. Although the amount of any payments that must be made under the TRA may be significant, the timing of these payments will vary. Required TRA payments are generally limited to one payment per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$191,021	$102,982
Investing activities	(251,554)	(132,681)
Financing activities	(62,291)	21,682
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
For the six months ended June 30, 2018, net cash provided by operating activities was $191.0 million as compared to $103.0 million for the prior year period. Operating cash flows for the prior year period were negatively impacted by the related party lease termination transaction described under Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2018, capital expenditures were $257.7 million, which primarily were related to various renovation projects, including the redevelopment at Palms and the upgrade and expansion project at Palace Station. This was partially offset by $4.3 million we received from the sale of an approximately 31-acre parcel of land that was previously presented within assets held for sale. During the six months ended June 30, 2017, capital expenditures were $101.9 million, which primarily were related to various renovation projects, including the project at Palace Station which commenced in October 2016, as well as the purchase of slot machines and related gaming equipment. During the same period, we paid $23.4 million to a related party to purchase the land subject to the ground leases on which each of Boulder Station and Texas Station is located.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, we paid $13.8 million in dividends to Class A common shareholders and $10.5 million in cash distributions, primarily to the noncontrolling interest holders of Station Holdco. During the six months ended June 30, 2018, we also paid $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA, as described in Note 12.
During the six months ended June 30, 2017, we completed an aggregate $425.0 million upsizing and repricing of Station LLC’s credit facility and paid $20.9 million in related fees and expenses. During the same period, we paid $105.1 million in full settlement of the outstanding principal owed under the restructured land loan and to acquire outstanding warrants of CV Propco and NP Tropicana. During the six months ended June 30, 2017, we redeemed $250.0 million of the 7.50% Senior Notes and paid a redemption premium of $9.4 million. In addition, we paid $13.3 million in dividends to Class A common shareholders and $23.7 million in cash distributions, consisting of $16.9 million paid to the noncontrolling interest holders of Station Holdco and $6.8 million paid by MPM to its noncontrolling interest holders.
Restrictive Covenants
During the six months ended June 30, 2018, there were no changes made to the covenants included in the credit facility or the indenture governing the 5.00% Senior Notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that as of June 30, 2018, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 7 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2018, we had outstanding letters of credit and similar obligations totaling $37.1 million.
Contractual Obligations
During the six months ended June 30, 2018, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017 other than a $119.2 million reduction in our liability under the TRA as a result of the transactions described in Note 12.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the terms of our indebtedness during the six months ended June 30, 2018.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 7 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. As of January 1, 2018, we updated our revenue recognition accounting policy in conjunction with our adoption of the new accounting standard for revenue recognition. A description of this change is included in Note 2 to the Condensed Consolidated Financial Statements. There were no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In May 2018, we repurchased 7,013 shares of Class A common stock in satisfaction of tax withholding obligations on vested restricted stock at an average price of approximately $33 per share, for a total purchase price of approximately $232,800. The shares were retired upon repurchase.
Recent Sales of Unregistered Securities
In May 2018, we issued an aggregate of 50,000 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language: (i) the Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	August 6, 2018	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)