Form 10-Q
period 2018-09-30
Red Rock Resorts, Inc.
filed 2018-11-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Class A Common Stock, $0.01 par value	69,666,990
Class B Common Stock, $0.00001 par value	46,884,413

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data) (unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$110,585	$231,465
Restricted cash	3,613	3,279
Receivables, net	52,322	48,730
Income tax receivable	80	256
Inventories	12,667	12,572
Prepaid gaming tax	24,965	21,597
Prepaid expenses and other current assets	39,599	19,373
Assets held for sale	—	4,290
Total current assets	243,831	341,562
Property and equipment, net of accumulated depreciation of $805,897 and $689,856 at September 30, 2018 and December 31, 2017, respectively	2,882,543	2,542,111
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $45,939 and $105,370 at September 30, 2018 and December 31, 2017, respectively	119,398	128,000
Land held for development	177,182	177,182
Investments in joint ventures	9,211	10,133
Native American development costs	17,727	17,270
Deferred tax asset, net	109,354	132,731
Other assets, net	111,154	75,456
Total assets	$3,866,076	$3,620,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,848	$21,626
Accrued interest payable	14,866	10,611
Other accrued liabilities	257,725	182,903
Current portion of payable pursuant to tax receivable agreement	—	17
Current portion of long-term debt	34,892	30,094
Total current liabilities	339,331	245,251
Long-term debt, less current portion	2,674,904	2,587,728
Deficit investment in joint venture	2,187	2,235
Other long-term liabilities	10,543	11,289
Payable pursuant to tax receivable agreement, net of current portion	25,211	141,906
Total liabilities	3,052,176	2,988,409
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 69,662,248 and 68,897,563 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	697	689
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,884,413 and 47,264,413 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	360,615	349,430
Retained earnings	153,878	26,138
Accumulated other comprehensive income	1,489	2,473
Total Red Rock Resorts, Inc. stockholders’ equity	516,680	378,731
Noncontrolling interest	297,220	252,981
Total stockholders’ equity	813,900	631,712
Total liabilities and stockholders’ equity	$3,866,076	$3,620,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Casino	$230,723	$221,771	$699,726	$664,443
Food and beverage	94,666	87,311	280,226	277,453
Room	39,306	43,447	128,655	139,401
Other	26,385	23,817	73,858	70,027
Management fees	21,252	29,602	67,094	90,505
Net revenues	412,332	405,948	1,249,559	1,241,829
Operating costs and expenses:
Casino	82,772	77,570	242,126	231,698
Food and beverage	87,097	80,019	252,320	247,663
Room	19,595	20,056	59,126	62,471
Other	13,216	11,013	34,111	30,258
Selling, general and administrative	104,360	98,840	297,540	288,715
Depreciation and amortization	44,235	42,661	133,391	134,721
Write-downs and other charges, net	6,439	15,239	21,070	25,931
Tax receivable agreement liability adjustment	—	214	(90,375)	(230)
Related party lease termination	—	1,950	—	100,343
Asset impairment	—	1,829	—	1,829
	357,714	349,391	949,309	1,123,399
Operating income	54,618	56,557	300,250	118,430
Earnings from joint ventures	499	407	1,606	1,242
Operating income and earnings from joint ventures	55,117	56,964	301,856	119,672
Other (expense) income:
Interest expense, net	(33,590)	(31,330)	(96,299)	(100,127)
Loss on extinguishment/modification of debt, net	—	(558)	—	(3,552)
Change in fair value of derivative instruments	4,229	(310)	27,353	3,059
Other	(66)	(86)	(287)	(258)
	(29,427)	(32,284)	(69,233)	(100,878)
Income before income tax	25,690	24,680	232,623	18,794
Provision for income tax	(623)	(2,364)	(26,324)	(1,230)
Net income	25,067	22,316	206,299	17,564
Less: net income attributable to noncontrolling interests	10,387	10,531	57,704	11,613
Net income attributable to Red Rock Resorts, Inc.	$14,680	$11,785	$148,595	$5,951

Earnings per common share (Note 14):
Earnings per share of Class A common stock, basic	$0.21	$0.17	$2.15	$0.09
Earnings per share of Class A common stock, diluted	$0.20	$0.16	$1.66	$0.08

Weighted-average common shares outstanding:
Basic	69,250	68,060	69,059	67,030
Diluted	117,074	115,941	117,006	115,877

Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$25,067	$22,316	$206,299	$17,564
Other comprehensive loss, net of tax:
(Loss) gain on interest rate swaps:
Unrealized loss arising during period	—	—	—	(1,491)
Reclassification into income	(674)	(496)	(1,884)	1,515
(Loss) gain on interest rate swaps recognized in other comprehensive loss	(674)	(496)	(1,884)	24
Loss on available-for-sale securities:
Unrealized gain arising during period	—	—	—	8
Reclassification into income	—	—	—	(120)
Loss on available-for-sale securities recognized in other comprehensive loss	—	—	—	(112)
Other comprehensive loss, net of tax	(674)	(496)	(1,884)	(88)
Comprehensive income	24,393	21,820	204,415	17,476
Less: comprehensive income attributable to noncontrolling interests	10,081	10,268	56,839	11,576
Comprehensive income attributable to Red Rock Resorts, Inc.	$14,312	$11,552	$147,576	$5,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$206,299	$17,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,391	134,721
Change in fair value of derivative instruments	(27,353)	(3,059)
Reclassification of unrealized (gain) loss on derivative instruments into income	(2,156)	1,897
Write-downs and other charges, net	885	17,667
Tax receivable agreement liability adjustment	(90,375)	(230)
Asset impairment	—	1,829
Amortization of debt discount and debt issuance costs	12,083	13,210
Share-based compensation	8,872	5,727
Earnings from joint ventures	(1,606)	(1,242)
Distributions from joint ventures	1,344	761
Loss on extinguishment/modification of debt, net	—	3,552
Deferred income tax	26,324	84
Changes in assets and liabilities:
Receivables, net	(3,380)	2,069
Inventories and prepaid expenses	(17,805)	(5,148)
Accounts payable	6,758	(4,226)
Accrued interest payable	4,255	(11,269)
Income tax payable/receivable, net	176	716
Other accrued liabilities	8,766	2,766
Other, net	(5,495)	4,171
Net cash provided by operating activities	260,983	181,560
Cash flows from investing activities:
Capital expenditures, net of related payables	(407,612)	(168,012)
Proceeds from asset sales	4,692	986
Acquisition of land from related party	—	(23,440)
Distributions in excess of earnings from joint ventures	1,136	859
Native American development costs	(443)	(2,489)
Net settlement of derivative instruments	6,766	345
Other, net	(8,928)	(7,625)
Net cash used in investing activities	(404,389)	(199,376)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	165,000	800,592
Payments under credit agreements with original maturity dates greater than three months	(79,631)	(627,453)
Proceeds from issuance of 5.00% Senior Notes	—	550,000
Partial redemption of 7.50% Senior Notes	—	(250,000)
Cash paid for early extinguishment of debt	—	(9,401)
Proceeds from exercise of stock options	5,054	2,292
Distributions to members and noncontrolling interests	(15,251)	(32,288)
Dividends	(20,770)	(20,130)
Payment of debt issuance costs	—	(29,379)
Payments on other debt	(1,756)	(4,627)
Payments on tax receivable agreement liability	(28,865)	—
Acquisition of subsidiary noncontrolling interests	—	(4,484)
Other, net	(921)	(6,624)
Net cash provided by financing activities	22,860	368,498
(Decrease) increase in cash, cash equivalents and restricted cash	(120,546)	350,682
Balance, beginning of period	234,744	136,153
Balance, end of period	$114,198	$486,835
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$110,585	$222,427
Restricted cash	3,613	264,408
Balance, end of period	$114,198	$486,835
Supplemental cash flow disclosures:
Cash paid for interest, net of $5,949 and $508 capitalized, respectively	$82,746	$96,383
Cash paid for income taxes, net of refunds received	$(176)	$430
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$108,939	$22,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in September 2015 to own an equity interest in and manage Station Casinos LLC (“Station LLC”). In May 2016, the Company completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco LLC (“Station Holdco” and such units, the “LLC Units”), and outstanding LLC Units from existing members of Station Holdco. The Company owns all of the outstanding voting interests in Station LLC and has an indirect economic interest in Station LLC through its ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC, a Nevada limited liability company, is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. Station LLC managed Gun Lake Casino in Allegan County, Michigan on behalf of another Native American tribe through February 6, 2018.
At September 30, 2018, the Company held approximately 59.8% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is the designated sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is subject to federal income taxes and is subject to state income taxes in California and Michigan.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
The amounts shown in the accompanying condensed consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that managed Gun Lake Casino through February 2018. The Company is the primary beneficiary of MPM. As such, it consolidates MPM, and the financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. The net assets of MPM reflected in the Condensed Consolidated Balance Sheet at December 31, 2017 totaled $2.1 million. The Gun Lake Casino management agreement expired on February 6, 2018.
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
Recently Issued and Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for costs of implementing a cloud computing service arrangement. Under the amended guidance, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract will be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amended guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The amended guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company expects to adopt this guidance prospectively in the fourth quarter of 2018.
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
In February 2016, the FASB issued a new accounting standard that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the new revenue recognition guidance discussed in Note 2. An optional transition approach is permitted, allowing companies to forgo comparative reporting and instead adopt the guidance on a prospective basis. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this standard as of the first quarter of 2019 using the optional transition approach, and is in the process of implementing changes to its systems and processes for lease accounting and reporting. The Company is currently evaluating the financial statement impacts of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets for operating leases on the opening balance sheet in the period of adoption. The Company does not expect the adoption to have a material impact on the pattern of lease expense recognition in its statements of income or its cash flows.

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
Under the new standard, the historical presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances has been eliminated. Promotional allowances are recorded primarily as reductions to casino revenue based on the standalone selling price of the complimentary goods and services provided. The adoption of the new standard also eliminated the historical practice of reclassifying the total cost associated with complimentaries from the expense line of the department fulfilling the complimentary to the expense line of the department that granted the complimentary to the guest. Under the new standard, revenues and expenses associated with providing complimentaries are classified based on the goods and services provided. When guests earn points under the Company’s player rewards program (the “Rewards Program”), the Company recognizes a liability for future performance obligations, which is measured at the redemption value of such points. The recognition of the Rewards Program point liability primarily reduces casino revenue. Previously, the Company recorded a liability for the estimated incremental cost of providing complimentary services earned under the Rewards Program. Additionally, amounts paid for wide area progressive operator fees and mandatory service charges that were previously recorded net in revenue are recorded gross, resulting in an increase in revenue with a corresponding increase in expense. See Note 2 for additional information.
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

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Gross revenues	$431,549	$(25,601)	$405,948	$1,310,162	$(68,333)	$1,241,829
Promotional allowances	(31,179)	31,179	—	(88,567)	88,567	—
Net revenues	400,370	5,578	405,948	1,221,595	20,234	1,241,829
Net income	22,308	8	22,316	17,028	536	17,564
Net income attributable to Red Rock Resorts, Inc.	11,780	5	11,785	5,643	308	5,951
Earnings per share of Class A common stock, basic	0.17	—	0.17	0.08	0.01	0.09
Earnings per share of Class A common stock, diluted	0.16	—	0.16	0.07	0.01	0.08

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred tax asset, net	$132,220	$511	$132,731
Other accrued liabilities	176,813	6,090	182,903
Total stockholders’ equity	637,291	(5,579)	631,712

	December 31, 2016
	As Reported	Adjustments	As Adjusted
Total stockholders’ equity	$633,352	$(5,754)	$627,598
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

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Las Vegas operations	Native American management	Corporate and other	Total	Las Vegas operations	Native American management	Corporate and other	Total
Casino	$230,723	$—	$—	$230,723	$221,771	$—	$—	$221,771
Food and beverage	94,666	—	—	94,666	87,311	—	—	87,311
Room	39,306	—	—	39,306	43,447	—	—	43,447
Other (a)	24,840	—	1,545	26,385	22,418	—	1,399	23,817
Management fees	133	21,119	—	21,252	124	29,478	—	29,602
Net revenues	$389,668	$21,119	$1,545	$412,332	$375,071	$29,478	$1,399	$405,948

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Las Vegas operations	Native American management	Corporate and other	Total	Las Vegas operations	Native American management	Corporate and other	Total
Casino	$699,726	$—	$—	$699,726	$664,443	$—	$—	$664,443
Food and beverage	280,226	—	—	280,226	277,453	—	—	277,453
Room	128,655	—	—	128,655	139,401	—	—	139,401
Other (a)	69,463	—	4,395	73,858	65,781	—	4,246	70,027
Management fees	450	66,644	—	67,094	379	90,126	—	90,505
Net revenues	$1,178,520	$66,644	$4,395	$1,249,559	$1,147,457	$90,126	$4,246	$1,241,829
____________________________________

(a)
Other revenue included revenue from tenant leases of $6.0 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively, and $18.3 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and does not represent revenue recognized from contracts with customers.

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Non-gaming Revenue
Non-gaming revenues include sales of food, beverage, hotel rooms and other amenities such as retail merchandise, bowling, spa services and entertainment. The transaction price is the net amount collected from the guest and includes a distinct performance obligation to provide such goods or services. Non-gaming revenues are recognized when the goods or services are provided to the guest. Guests may also earn loyalty points from non-gaming purchases or receive discretionary complimentaries that require the transaction price to be allocated to each performance obligation on a relative standalone selling price basis.
Non-gaming revenues also include the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $53.2 million and $47.2 million for the three months ended September 30, 2018 and 2017, respectively, and $151.8 million and $137.8 million for the nine months ended September 30, 2018 and 2017, respectively.
Management Fee Revenue
Management fee revenue primarily represents fees earned from the Company’s management agreements with Native American tribes. The transaction price for management contracts is the management fee to which the Company is entitled for its management services. The management fee represents variable consideration as it is based on a percentage of net income of the managed property, as defined in the management agreements. The management services are a single performance obligation to provide a series of distinct services over the term of the management agreement. The Company allocates and recognizes the management fee monthly as the management services are performed because there is a consistent measure throughout the contract period that reflects the value to the Native American tribe each month.
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
The Company’s performance obligation related to its loyalty point liability is generally completed within one year, as a guest’s loyalty point balance is forfeited after six months of inactivity for a local guest and after thirteen months for an out-of-town guest, as defined in the Rewards Program. The Company’s loyalty point liability was $21.0 million and $20.3 million at September 30, 2018 and December 31, 2017, respectively. Loyalty points are generally earned and redeemed continually over time. As a result, the loyalty point liability balance remains relatively constant.
Contract Balances
The Company’s accounts receivable primarily represent receivables from contracts with customers and consist mainly of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing. The Company has no material contract assets.
Customer contract liabilities related to future performance obligations consist of the Rewards Program point liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Customer contract liabilities are included in Other accrued liabilities on the Condensed Consolidated Balance Sheets. Excluding the Rewards Program point liability, contract liabilities were $27.7 million and $24.8 million at September 30, 2018 and December 31, 2017, respectively. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

recognized in revenues within one year from the date received. Fluctuations in these balances are a result of normal operating activities.
The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Other customer-related liabilities were $7.5 million and $8.5 million at September 30, 2018 and December 31, 2017, respectively, and are primarily included in Other accrued liabilities on the Condensed Consolidated Balance Sheets. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Changes in other customer-related liabilities are a result of normal operating activities.
3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the nine months ended September 30, 2018, approximately 0.4 million LLC Units, together with an equal number of Class B common shares, held by noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. During the three and nine months ended September 30, 2017, approximately 0.5 million and 2.5 million, respectively, of such units and shares were exchanged for Class A common shares.
The ownership of the LLC Units is summarized as follows:

	September 30, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
Red Rock	69,662,248	59.8%	68,897,563	59.3%
Noncontrolling interest holders	46,884,413	40.2%	47,264,413	40.7%
Total	116,546,661	100.0%	116,161,976	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income and other comprehensive loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through September 30, 2018, the Company has paid approximately $32.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the Company’s adoption of fresh-start reporting in 2011. At September 30, 2018, the carrying amount of the advances was $17.7 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next 18 to 30 months and estimates that the North Fork Project would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at September 30, 2018. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at September 30, 2018 of each of the critical milestones necessary to complete the North Fork Project.

As of September 30, 2018
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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint in the United States District Court for the District of Columbia against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision to the United States Court of Appeals for the District of Columbia Circuit, which heard oral argument on the appeal on October 13, 2017. On January 12, 2018, the United States Court of Appeals for the District of Columbia Circuit affirmed the decision of the district court in favor of the defendants and the Mono. On February 26, 2018, the Stand Up plaintiffs filed a petition for rehearing en banc of the January 12, 2018 decision, which petition for rehearing was denied on April 10, 2018. On July 9, 2018, the Stand Up plaintiffs filed a Petition for Writ of Certiorari in the Supreme Court of the United States. The defendants and the Mono expect to file their responses with the Supreme Court of the United States on or prior to November 26, 2018.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision and a briefing schedule has been established with the United States Court of Appeals for the Ninth Circuit.
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Accrued gaming and related	$61,068	$57,070
Accrued payroll and related	50,174	51,095
Construction payables and equipment purchase accruals	105,179	39,673
Advance deposits	15,191	13,914
Other	26,113	21,151
	$257,725	$182,903
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2018	December 31, 2017
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (4.75% and 4.06% at September 30, 2018 and December 31, 2017, respectively), net of unamortized discount and deferred issuance costs of $46.2 million and $53.2 million at September 30, 2018 and December 31, 2017, respectively	$1,777,717	$1,780,193
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (4.22% and 3.36% at September 30, 2018 and December 31, 2017, respectively), net of unamortized discount and deferred issuance costs of $4.3 million and $5.2 million at September 30, 2018 and December 31, 2017, respectively	254,552	263,860
$781 million Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (4.24% weighted average at September 30, 2018)	105,000	—
5.00% Senior Notes, due October 1, 2025, net of unamortized deferred issuance costs of $5.9 million and $6.4 million at September 30, 2018 and December 31, 2017, respectively	544,110	543,596
Other long-term debt, weighted-average interest of 4.04% and 3.95% at September 30, 2018 and December 31, 2017, respectively, maturity dates ranging from 2027 to 2037	28,417	30,173
Total long-term debt	2,709,796	2,617,822
Current portion of long-term debt	(34,892)	(30,094)
Total long-term debt, net	$2,674,904	$2,587,728
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The credit agreement governing the Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at September 30, 2018 to 5.25 to 1.00 at December 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At September 30, 2018, Station LLC’s interest coverage ratio was 4.41 to 1.00 and its consolidated total leverage ratio was 5.15 to 1.00, both as defined in the Credit Facility. In the opinion of management, the Company was in compliance with all applicable covenants at September 30, 2018.
Revolving Credit Facility Availability
At September 30, 2018, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $642.0 million, which was net of $105.0 million in outstanding borrowings and $34.0 million in outstanding letters of credit and similar obligations.
7.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At September 30, 2018, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.46%, which will increase to 1.94% over the exposure period. Certain of these interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017 as discussed in more detail below. At September 30, 2018, Station LLC’s interest rate swaps had a combined notional amount of $1.5 billion.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At September 30, 2018, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $43.0 million.
In June 2017, the Company dedesignated the hedge accounting relationships of Station LLC’s interest rate swaps that were previously designated and accounted for as cash flow hedges of forecasted interest payments. As such, the gain or loss on the effective portion of changes in their fair values was recorded as a component of other comprehensive loss until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive income were reclassified as an adjustment to interest expense. The Company recognized the gain or loss on any ineffective portion of the derivatives’ change in fair value in the period in which the change occurred as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income. At September 30, 2018, $5.0 million of cumulative deferred net gains previously recognized in accumulated other comprehensive income will be amortized as a reduction of interest expense through July 2020 as the hedged interest payments continue to occur. Of this amount, approximately $2.9 million of deferred net gains is expected to be reclassified into earnings during the next twelve months.
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
At September 30, 2018, Station LLC’s interest rate swaps effectively converted $1.5 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.08%.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	September 30, 2018	December 31, 2017
Interest Rate Swaps Not Designated in Hedge Accounting Relationships
Prepaid expenses and other current assets	$12,496	$3,620
Other assets, net	29,725	18,383
Information about pretax gains and losses on derivative financial instruments that were not designated in hedge accounting relationships is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate swaps	Change in fair value of derivative instruments	$4,229	$(310)	$27,353	$3,057
Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Interest rate swaps	$—	$—	Interest expense, net	$769	$624	Change in fair value of derivative instruments	$—	$—

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Interest rate swaps	$—	$(1,875)	Interest expense, net	$2,156	$(1,897)	Change in fair value of derivative instruments	$—	$2

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

		Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$42,221	$—	$42,221	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$22,003	$—	$22,003	$—
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial liabilities measured at fair value on a recurring basis at September 30, 2018 or December 31, 2017.
Assets Measured at Fair Value on a Nonrecurring Basis
In September 2017, the Company recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. At December 31, 2017, the land subject to the agreement was presented within Assets held for sale on the Condensed Consolidated Balance Sheet, and the sale was completed in the second quarter of 2018.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2018	December 31, 2017
Aggregate fair value	$2,747	$2,677
Aggregate carrying amount	2,710	2,618
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9.    Stockholders’ Equity
The changes in stockholders’ equity and noncontrolling interest for the nine months ended September 30, 2018 were as follows (amounts in thousands):

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	148,595	—	57,704	206,299
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,019)	(865)	(1,884)
Share-based compensation	—	—	—	—	8,985	—	—	—	8,985
Distributions	—	—	—	—	—	—	—	(15,251)	(15,251)
Dividends	—	—	—	—	—	(20,855)	—	—	(20,855)
Issuance of restricted stock awards, net of forfeitures	137	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	257	3	—	—	5,051	—	—	—	5,054
Exchanges of noncontrolling interests for Class A common stock	380	4	(380)	—	2,149	—	21	(2,174)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,528)	—	—	—	(2,528)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,675	—	—	—	2,675
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,839)	—	14	4,825	—
Balances, September 30, 2018	69,662	$697	46,884	$1	$360,615	$153,878	$1,489	$297,220	$813,900

At September 30, 2018, noncontrolling interest primarily represented the 40.2% ownership interest in Station Holdco not held by Red Rock.
On November 2, 2018, the Company announced that it would pay a dividend of $0.10 per share of Class A common stock to holders of record as of December 14, 2018 to be paid on December 31, 2018. Prior to the payment of the dividend, Station Holdco will declare a distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the nine months ended September 30, 2018 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized gain on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2017	$2,510	$(37)	$2,473
Amounts reclassified from accumulated other comprehensive income (loss) into income (a)	(1,019)	—	(1,019)
Net current-period other comprehensive loss	(1,019)	—	(1,019)
Exchanges of noncontrolling interests for Class A common stock	21	—	21
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	14	—	14
Balances, September 30, 2018	$1,526	$(37)	$1,489
____________________________________

(a)	Net of $0.3 million tax benefit.
Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Red Rock Resorts, Inc.	$14,680	$11,785	$148,595	$5,951
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	—	2,731	2,174	14,131
Acquisition of subsidiary noncontrolling interests	—	—	—	2,850
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,471)	(1,064)	(4,825)	(3,989)
Net transfers (to) from noncontrolling interests	(1,471)	1,667	(2,651)	12,992
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$13,209	$13,452	$145,944	$18,943

10.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11,585,479 shares of Class A common stock is reserved for issuance under the plan, of which approximately 3.3 million shares were available for issuance at September 30, 2018.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2018	308,310	$21.60	4,248,465	$21.29
Activity during the period:
Granted	158,912	32.75	2,142,926	32.73
Vested/exercised	(55,798)	21.41	(257,038)	19.65
Forfeited	(22,010)	21.04	(578,437)	23.76
Outstanding at September 30, 2018	389,414	$26.21	5,555,916	$25.52

The Company recognized share-based compensation expense of $3.3 million and $8.9 million, respectively, for the three and nine months ended September 30, 2018 and $2.0 million and $5.7 million, respectively, for the three and nine months ended September 30, 2017. At September 30, 2018, unrecognized share-based compensation cost was $36.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.
11.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as Palms Casino Resort (“Palms”) redevelopment expenses, preopening, lease termination, development and severance, as well as net losses on asset disposals. For the three and nine months ended September 30, 2018, write-downs and other charges, net were $6.4 million and $21.1 million, respectively. These amounts included $2.5 million and $14.1 million, respectively, related to the redevelopment of Palms, including the brand repositioning campaign, costs associated with the grand opening of the first phase of the project in May 2018, and preopening expense related to new restaurants, nightclubs, bars and other amenities.
For the three and nine months ended September 30, 2017, write-downs and other charges, net were $15.2 million and $25.9 million, respectively. These amounts included $13.2 million and $18.8 million, respectively, in losses on fixed asset disposals for the same periods, primarily comprised of $11.5 million in losses on asset disposals during the three months ended September 30, 2017 related to the redevelopment of Palms. In addition, write-downs and other charges, net for the nine months ended September 30, 2017 included $3.5 million in tenant lease termination expenses at Palms.
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
The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduced the U.S. federal corporate rate from 35% to 21%. At December 31, 2017, the Company was able to reasonably estimate the effects of the Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed and further guidance is provided. The provisional amount recorded related to the remeasurement of its deferred tax balance was $85.3 million at December 31, 2017 and remains so at September 30, 2018.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 2.43% and 11.32%, respectively, including discrete items, as compared to 9.58% and 6.54% for the three and nine months ended September 30, 2017. The Company’s effective tax rate is less than the statutory rate of 21% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

noncontrolling interests. Station Holdco operates in Nevada and California and had taxable operations in Michigan until February 2018. Nevada does not impose a state income tax and the Company’s activities in California and Michigan are minimal; as a result, state income taxes do not have a significant impact on the Company’s effective rate. In addition, during the nine months ended September 30, 2018, the Company recognized income related to transactions pursuant to which the tax receivable agreement (“TRA”) liabilities owed to pre-IPO owners of Station Holdco were assigned to the Company. As a result of the TRA transactions, the effective tax rate was impacted by a net discrete $19.1 million write-down to the deferred tax asset as updated for adjustments to the blended rate.
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
The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco. As such, the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at September 30, 2018 and December 31, 2017, the valuation allowance was $45.3 million and $57.3 million, respectively.
Tax Receivable Agreement
In connection with the IPO, the Company entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At September 30, 2018 and December 31, 2017, the Company’s liability under the TRA was $25.2 million and $141.9 million, respectively. For the nine months ended September 30, 2018, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $2.5 million and a net increase in deferred tax assets of $2.7 million, both of which were recorded through stockholders’ equity.
During the nine months ended September 30, 2018, the Company paid a total of $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. As a result, the Company’s liability under the TRA was reduced by $119.2 million, and the Company recognized nontaxable income of $90.4 million, which is presented in Tax receivable agreement liability adjustment in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018.
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
13.    Related Party Transactions
Under the TRA described in Note 12, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At September 30, 2018 and December 31, 2017, $25.2 million and $141.9 million, respectively, was payable to certain pre-IPO owners of Station Holdco, including current and former executives of the Company or members of their respective family group. Of these amounts, $9.2 million was payable to entities related to Frank J. Fertitta III and Lorenzo J. Fertitta.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$25,067	$22,316	$206,299	$17,564
Less: net income attributable to noncontrolling interests	(10,387)	(10,531)	(57,704)	(11,613)
Net income attributable to Red Rock, basic	$14,680	$11,785	$148,595	$5,951

Net income attributable to Red Rock, basic	$14,680	$11,785	$148,595	$5,951
Effect of dilutive securities	8,205	6,503	45,518	2,969
Net income attributable to Red Rock, diluted	$22,885	$18,288	$194,113	$8,920

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average shares of Class A common stock outstanding, basic	69,250	68,060	69,059	67,030
Effect of dilutive securities	47,824	47,881	47,947	48,847
Weighted-average shares of Class A common stock outstanding, diluted	117,074	115,941	117,006	115,877

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at the end of the period because their inclusion would have been antidilutive (amounts in thousands):

	As of September 30,
	2018	2017
Shares issuable upon exercise of stock options	2,071	3,962
Shares issuable upon vesting of restricted stock	64	—
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues
Las Vegas operations	$389,668	$375,071	$1,178,520	$1,147,457
Native American management	21,119	29,478	66,644	90,126
Reportable segment net revenues	410,787	404,549	1,245,164	1,237,583
Corporate and other	1,545	1,399	4,395	4,246
Net revenues	$412,332	$405,948	$1,249,559	$1,241,829

Net income	$25,067	$22,316	$206,299	$17,564
Adjustments
Depreciation and amortization	44,235	42,661	133,391	134,721
Share-based compensation	3,315	1,989	8,872	5,727
Write-downs and other charges, net	6,439	15,239	21,070	25,931
Tax receivable agreement liability adjustment	—	214	(90,375)	(230)
Related party lease termination	—	1,950	—	100,343
Asset impairment	—	1,829	—	1,829
Interest expense, net	33,590	31,330	96,299	100,127
Loss on extinguishment/modification of debt, net	—	558	—	3,552
Change in fair value of derivative instruments	(4,229)	310	(27,353)	(3,059)
Adjusted EBITDA attributable to MPM noncontrolling interest	—	(2,426)	(962)	(13,482)
Provision for income tax	623	2,364	26,324	1,230
Other	66	86	262	258
Adjusted EBITDA (a)	$109,106	$118,420	$373,827	$374,511

Adjusted EBITDA
Las Vegas operations	$97,942	$101,873	$336,408	$327,850
Native American management	19,787	25,337	61,671	71,349
Reportable segment Adjusted EBITDA	117,729	127,210	398,079	399,199
Corporate and other	(8,623)	(8,790)	(24,252)	(24,688)
Adjusted EBITDA	$109,106	$118,420	$373,827	$374,511

____________________________________

(a)
Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, related party lease termination, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
Red Rock Resorts, Inc. was formed as a Delaware corporation in September 2015 to manage and own an indirect equity interest in Station Casinos LLC (“Station LLC”) through our ownership in Station Holdco LLC (“Station Holdco”). In May 2016, we completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”), and outstanding LLC Units from existing members of Station Holdco. We own all of the outstanding voting interests in Station LLC and have an indirect economic interest in Station LLC through our ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. Station LLC managed Gun Lake Casino in Allegan County, Michigan on behalf of another Native American tribe through February 6, 2018.
At September 30, 2018, we held approximately 59.8% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2017. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2016 to July 2017. In addition, based on preliminary data for September 2018 from the Bureau of Labor Statistics, Las Vegas experienced a 3.6% year-over-year increase in employment to 1,020,200 jobs, which is an all-time high. This resulted in an unemployment rate of 4.7% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 66 consecutive months of year-over-year increases in taxable retail sales from February 2013 to August 2018. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 168% at September 2018 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Our operating results for the nine months ended September 30, 2018 continue to reflect the impact of construction disruption and costs associated with our redevelopment initiative at Palms Casino Resort (“Palms”) and the upgrade and expansion project at Palace Station. The Palms redevelopment project, which will transform it into a virtually new property, comprises a number of new bars, restaurants and entertainment options, remodeled hotel rooms, including a variety of unique suites, an expanded and renovated casino floor, expanded and renovated convention and meeting space, updated luxury movie theaters and a gift shop. The first phase of the Palms redevelopment opened in May 2018, and the remaining phases are expected to be completed through the third quarter of 2019. The overall budget for the redevelopment project has been increased to approximately $690 million primarily due to increased construction costs driven by high demand in the Las Vegas market, as well as higher material costs. The grand reopening of the upgrade and expansion project at Palace Station was held in the third quarter of 2018. The project includes a new bingo room, facade, landscaping and parking lot improvements, restaurants, a resort-style swimming pool and a casino expansion, which opened in various phases beginning in the second quarter of 2017. Upgraded movie theaters featuring Regal Entertainment’s luxury Cinebarre concept are expected to be opened at Palace Station by the end of 2018, marking the completion of the upgrade and expansion project.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2018	2017		2018	2017
Net revenues	$412,332	$405,948	1.6%	$1,249,559	$1,241,829	0.6%
Operating income	54,618	56,557	(3.4)%	300,250	118,430	153.5%

Casino revenues	230,723	221,771	4.0%	699,726	664,443	5.3%
Casino expenses	82,772	77,570	6.7%	242,126	231,698	4.5%
Margin	64.1%	65.0%		65.4%	65.1%

Food and beverage revenues	94,666	87,311	8.4%	280,226	277,453	1.0%
Food and beverage expenses	87,097	80,019	8.8%	252,320	247,663	1.9%
Margin	8.0%	8.4%		10.0%	10.7%

Room revenues	39,306	43,447	(9.5)%	128,655	139,401	(7.7)%
Room expenses	19,595	20,056	(2.3)%	59,126	62,471	(5.4)%
Margin	50.1%	53.8%		54.0%	55.2%

Other revenues	26,385	23,817	10.8%	73,858	70,027	5.5%
Other expenses	13,216	11,013	20.0%	34,111	30,258	12.7%

Management fee revenue	21,252	29,602	(28.2)%	67,094	90,505	(25.9)%

Selling, general and administrative expenses	104,360	98,840	5.6%	297,540	288,715	3.1%
Percent of net revenues	25.3%	24.3%		23.8%	23.2%

Depreciation and amortization	44,235	42,661	3.7%	133,391	134,721	(1.0)%
Write-downs and other charges, net	6,439	15,239	(57.7)%	21,070	25,931	(18.7)%
Tax receivable agreement liability adjustment	—	214	n/m	(90,375)	(230)	n/m
Related party lease termination	—	1,950	n/m	—	100,343	n/m
Asset impairment	—	1,829	n/m	—	1,829	n/m
Interest expense, net	33,590	31,330	7.2%	96,299	100,127	(3.8)%
Loss on extinguishment/modification of debt, net	—	558	n/m	—	3,552	n/m
Change in fair value of derivative instruments	4,229	(310)	n/m	27,353	3,059	n/m
Provision for income tax	(623)	(2,364)	n/m	(26,324)	(1,230)	n/m
Net income attributable to noncontrolling interests	10,387	10,531	(1.4)%	57,704	11,613	n/m
Net income attributable to Red Rock	14,680	11,785	24.6%	148,595	5,951	n/m
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
Net Revenues. Net revenues for the three and nine months ended September 30, 2018 increased by 1.6% and 0.6%, respectively, as compared to the prior year periods despite the negative impact of substantial ongoing construction disruption associated with the redevelopment of Palms and the upgrade and expansion project at Palace Station. In addition, the increase in net revenues was partially offset by a decrease in management fee revenue as a result of the expiration of the Gun Lake management agreement on February 6, 2018.
Operating Income. Operating income decreased from $56.6 million for the three months ended September 30, 2017 to $54.6 million for the three months ended September 30, 2018. Operating income increased from $118.4 million for the nine months ended September 30, 2017 to $300.3 million for the nine months ended September 30, 2018. The increase for the nine-month period was primarily due to income of $90.4 million from tax receivable agreement liability adjustments in the current year and a $100.3 million loss on related party lease termination in the prior year. Components of operating income for the three and nine month comparative periods are discussed below.
Casino.  Casino revenues increased by 4.0% and 5.3% for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods, primarily due to increased volume across all major categories of gaming operations. Despite the ongoing construction disruption at Palms and Palace Station, slot handle increased by 2.5% and 2.9%, table games drop increased by 12.7% and 9.2%, and race and sports write increased by 7.2% and 12.4%, for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods. Casino expenses increased by 6.7% and 4.5% for the three and nine months ended September 30, 2018, respectively, primarily due to the increased casino volume.
Food and Beverage.  For the three and nine months ended September 30, 2018, food and beverage revenue increased by 8.4% and 1.0%, respectively, as compared to the prior year periods, primarily due to the opening of several new restaurants and entertainment offerings at Palms and Palace Station. For the three and nine months ended September 30, 2018, the number of restaurant guests served increased by 2.3% and decreased by 1.3%, respectively, and the average guest check increased by 10.0% and 9.4%, respectively, both as compared to the prior year periods. The decrease in the number of restaurant guests served for the nine-month period was due to the ongoing construction disruption at Palms and Palace Station. Food and beverage expenses increased by 8.8% and 1.9% for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods, commensurate with the increases in revenue.
Room.  Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Occupancy	85.8%	90.9%	88.6%	91.5%
Average daily rate	$112.93	$111.44	$118.23	$112.73
Revenue per available room	$96.88	$101.30	$104.72	$103.17
For the three and nine months ended September 30, 2018, room revenues decreased by 9.5% and 7.7%, respectively, primarily due to construction disruption and room remodeling projects at Palms and Palace Station. Our occupancy rate decreased by 5.1 and 2.9 percentage points, respectively, as compared to the prior year periods, which was partially offset by increases to ADR of 1.3% and 4.9%, respectively. During the second half of 2017, approximately 400 hotel rooms at Palace Station were permanently removed from service as part of the ongoing upgrade and expansion project. Room expenses decreased by 2.3% and 5.4% for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods due to lower occupancy and the reduced room count at Palace Station.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses increased for the three and nine months ended September 30, 2018 as compared to the prior year periods, primarily due to enhanced entertainment offerings.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Native American tribes. Management fee revenue decreased 28.2% and 25.9% to $21.3 million and $67.1 million for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods, due to the expiration of the Gun Lake management agreement in February 2018. Excluding reimbursable revenue, the Gun Lake management agreement produced $4.3 million of the total management fee revenue for the nine months ended September 30, 2018, as compared to $11.1 million and $35.3 million for the three and nine months ended September 30, 2017, respectively. The decrease in management fee revenue from Gun Lake was partially offset by a 18.4% and 17.5% increase in management fee revenue from Graton Resort for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods, due to improved operating performance and an increase in the management fee percentage from 24% to 27% as of November 2017.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2018, SG&A expenses increased as compared to the prior year periods, primarily due to higher employee-related expenses, partially offset by decreased rent expense for the nine months ended September 30, 2018 as a result of the termination of two related party land leases in April 2017.
Depreciation and Amortization.  For the three months ended September 30, 2018, depreciation and amortization expense increased to $44.2 million as compared to $42.7 million for the prior year period. For the nine months ended September 30, 2018, depreciation and amortization expense decreased to $133.4 million as compared to $134.7 million for the prior year period. For the three-month period, depreciation expense increased due to portions of the Palms redevelopment and the Palace Station project being placed into service, which was partially offset by lower amortization expense as a result of the Gun Lake management agreement intangible asset becoming fully amortized in February 2018. The decrease in depreciation and amortization expense for the nine-month period was due to lower amortization expense for the Gun Lake management agreement intangible asset as well as accelerated depreciation in the prior year period for Palace Station, partially offset by increased depreciation expense for Palms and Palace Station due to assets placed into service during the current year period.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges related to non-routine transactions, such as Palms redevelopment expenses, preopening, lease termination, development and severance, as well as net losses on asset disposals. For the three and nine months ended September 30, 2018, write-downs and other charges, net totaled $6.4 million and $21.1 million, respectively. These amounts included $2.5 million and $14.1 million, respectively, related to the redevelopment of Palms, including the brand repositioning campaign, costs associated with the grand opening of the first phase of the project in May 2018, and preopening expense related to new restaurants, bars, entertainment options and other amenities.
For the three and nine months ended September 30, 2017, write-downs and other charges, net were $15.2 million and $25.9 million, respectively. These amounts included $13.2 million and $18.8 million, respectively, in losses on fixed asset disposals for the same periods, primarily comprised of $11.5 million in losses on asset disposals during the three months ended September 30, 2017 related to the redevelopment of Palms. In addition, write-downs and other charges, net for the nine months ended September 30, 2017 included $3.5 million in tenant lease termination expenses at Palms.
Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2018, we paid a total of $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA. As a result, our liability under the TRA was reduced by $119.2 million, and we recognized nontaxable income of $90.4 million.
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
Asset Impairment.  In September 2017, we recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. The sale was completed in the second quarter of 2018.
Interest Expense, net.  Interest expense, net increased to $33.6 million for the three months ended September 30, 2018 as compared to $31.3 million for the same period in 2017. Interest expense, net decreased to $96.3 million for the nine months ended September 30, 2018 as compared to $100.1 million for the same period in 2017. The increase for the three-month period was the result of higher interest rates and outstanding indebtedness, partially offset by higher capitalized interest on the construction projects at Palms and Palace Station. For the nine-month period, the decrease in interest expense was due to higher capitalized interest and the amortization of previously deferred gains on interest rate swaps, which was partially offset by an increase related to higher outstanding indebtedness and higher interest rates. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three and nine months ended September 30, 2017, we recorded $0.6 million and $3.6 million, respectively, net loss on extinguishment/modification of debt. The loss for the three months ended September 30, 2017 resulted from an amendment to the credit facility. During the nine months ended September 30, 2017, we recognized a total loss on extinguishment/modification of debt of $18.5 million, comprising $4.7 million related to credit facility amendments and $13.8 million related to the partial redemption of the 7.50% Senior Notes. These losses were partially offset by a $14.9 million gain on debt extinguishment related to the restructured land loan recognized in June 2017.
Change in Fair Value of Derivative Instruments. During the three and nine months ended September 30, 2018, we recognized a net gain on the change in fair value of our interest rate swaps of $4.2 million and $27.4 million, respectively. The gain was primarily due to upward movements in interest rates and the forward yield curve.
During the three and nine months ended September 30, 2017, we recognized a $0.3 million net loss and $3.1 million net gain, respectively, on the change in fair value of our interest rate swaps. Such gains and losses for the nine months ended September 30, 2017 were primarily deferred as a component of other comprehensive loss under hedge accounting, which we discontinued beginning July 2017.
Provision for Income Tax. For the three and nine months ended September 30, 2018, we recognized an income tax provision of $0.6 million and $26.3 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 2.43% and 11.32% for the three and nine months ended September 30, 2018, respectively, was less than the statutory rate. The provision for income tax was $2.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues
Las Vegas operations	$389,668	$375,071	$1,178,520	$1,147,457
Native American management	21,119	29,478	66,644	90,126
Reportable segment net revenues	410,787	404,549	1,245,164	1,237,583
Corporate and other	1,545	1,399	4,395	4,246
Net revenues	$412,332	$405,948	$1,249,559	$1,241,829

Net income	$25,067	$22,316	$206,299	$17,564
Adjustments
Depreciation and amortization	44,235	42,661	133,391	134,721
Share-based compensation	3,315	1,989	8,872	5,727
Write-downs and other charges, net	6,439	15,239	21,070	25,931
Tax receivable agreement liability adjustment	—	214	(90,375)	(230)
Related party lease termination	—	1,950	—	100,343
Asset impairment	—	1,829	—	1,829
Interest expense, net	33,590	31,330	96,299	100,127
Loss on extinguishment/modification of debt, net	—	558	—	3,552
Change in fair value of derivative instruments	(4,229)	310	(27,353)	(3,059)
Adjusted EBITDA attributable to MPM noncontrolling interest	—	(2,426)	(962)	(13,482)
Provision for income tax	623	2,364	26,324	1,230
Other	66	86	262	258
Adjusted EBITDA	$109,106	$118,420	$373,827	$374,511

Adjusted EBITDA
Las Vegas operations	$97,942	$101,873	$336,408	$327,850
Native American management	19,787	25,337	61,671	71,349
Reportable segment Adjusted EBITDA	117,729	127,210	398,079	399,199
Corporate and other	(8,623)	(8,790)	(24,252)	(24,688)
Adjusted EBITDA	$109,106	$118,420	$373,827	$374,511

The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2018 as compared to the prior year period is due to the factors described above, primarily the decrease in Native American management fees and the ongoing construction disruption at Palace Station and Palms.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted

EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, related party lease termination, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.
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
At September 30, 2018, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million, an income tax receivable of $0.1 million and a net deferred tax asset of $109.4 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $25.2 million liability under the TRA and $0.2 million of other net current liabilities. At December 31, 2017, the Holding Company had cash of $22.7 million, an income tax receivable of $0.3 million and a net deferred tax asset of $132.7 million, offset by liabilities that are solely the Holding Company’s, consisting of a $141.9 million liability under the TRA and $0.8 million of other net current liabilities.
For the three months ended September 30, 2018 and 2017, the Holding Company incurred net losses of $1.5 million and $4.5 million, respectively, which primarily included SG&A expenses of $0.9 million and $1.9 million, respectively, and provision for income tax of $0.6 million and $2.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the Holding Company generated net income of $61.2 million and a net loss of $7.7 million, respectively, which primarily included SG&A expenses of $2.9 million and $6.7 million, respectively, provision for income tax of $26.3 million and $1.2 million, respectively, and a $90.4 million gain for the nine months ended September 30, 2018 that resulted from transactions relating to our liability under the TRA.
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
At September 30, 2018, we had $110.6 million in cash and cash equivalents, and Station LLC’s borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $642.0 million, which was net of $105.0 million in outstanding borrowings and $34.0 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2018 are expected to include (i) principal and interest payments on Station LLC’s indebtedness, totaling approximately $8.7 million and $31.1 million, respectively, (ii) approximately $140.0 million to $165.0 million for maintenance and investment capital expenditures, including amounts related to the redevelopment of Palms and the upgrade and expansion project at Palace Station and (iii) distributions to noncontrolling interest holders of Station Holdco and dividends to our Class A common stockholders. We will pay a combined total of approximately $11.7 million in December 2018 for such distributions and dividends.
We are obligated to make payments under the TRA, which is described in Note 12 to the Condensed Consolidated Financial Statements. At September 30, 2018, such obligations totaled $25.2 million. Although the amount of any payments that must be made under the TRA may be significant, the timing of these payments will vary. Required TRA payments are generally limited to one payment per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$260,983	$181,560
Investing activities	(404,389)	(199,376)
Financing activities	22,860	368,498
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
For the nine months ended September 30, 2018, net cash provided by operating activities was $261.0 million as compared to $181.6 million for the prior year period. Operating cash flows for the prior year period were negatively impacted by $97.2 million paid for the related party lease termination described under Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2018, capital expenditures were $407.6 million, which primarily were related to the redevelopment at Palms and the upgrade and expansion project at Palace Station. During the nine months ended September 30, 2017, capital expenditures were $168.0 million, which primarily were related to various renovation projects, including the project at Palace Station which commenced in October 2016, as well as the purchase of slot machines and related gaming equipment. During the same period, we paid $23.4 million to a related party to purchase the land subject to the ground leases on which each of Boulder Station and Texas Station is located.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, we incurred net borrowings under the revolving credit facility of $105.0 million, which were primarily used to fund capital expenditures. We paid $20.8 million in dividends to Class A common shareholders and $15.3 million in cash distributions, primarily to the noncontrolling interest holders of Station Holdco. During the nine months ended September 30, 2018, we also paid $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA as described in Note 12.
During the nine months ended September 30, 2017, we completed an aggregate $531.9 million upsizing and repricing of Station LLC’s credit facility and paid $23.3 million in related fees and expenses. During the same period, we paid $105.1 million in full settlement of the outstanding principal owed under the restructured land loan and to acquire outstanding warrants of CV Propco and NP Tropicana. During the nine months ended September 30, 2017, we redeemed $250.0 million of the 7.50% Senior Notes and paid a redemption premium of $9.4 million. In September 2017, we issued $550.0 million in aggregate principal amount of 5.00% Senior Notes and used a portion of the proceeds to pay $185.0 million then outstanding under the revolving credit facility and fees and costs associated with the transaction. In addition, we paid $20.1 million in dividends to Class A common shareholders and $32.3 million in cash distributions, consisting of $21.7 million paid to the noncontrolling interest holders of Station Holdco and $10.6 million paid by MPM to its noncontrolling interest holders.
Restrictive Covenants
During the nine months ended September 30, 2018, there were no changes made to the covenants included in the credit facility or the indenture governing the 5.00% Senior Notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that as of September 30, 2018, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 7 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2018, we had outstanding letters of credit and similar obligations totaling $34.0 million.
Contractual Obligations
During the nine months ended September 30, 2018, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017 other than a net $116.7 million reduction in our liability under the TRA which was primarily due to the transactions described in Note 12.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the terms of our indebtedness during the nine months ended September 30, 2018.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 7 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. As of January 1, 2018, we updated our revenue recognition accounting policy in conjunction with our adoption of the new accounting standard for revenue recognition. A description of this change is included in Note 2 to the Condensed Consolidated Financial Statements. There were no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business includes, without limitation, the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2018. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language: (i) the Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	November 9, 2018	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)