Form 10-K
period 2018-12-31
Red Rock Resorts, Inc.
filed 2019-02-26
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $2.3 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2019
Class A Common Stock, $0.01 par value	69,740,561
Class B Common Stock, $0.00001 par value	46,884,413

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2018.

PART I

ITEM 1.	BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC currently owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned), offering approximately 20,000 slot machines, 360 table games and 5,000 hotel rooms in the Las Vegas regional market. Station LLC also manages Graton Resort & Casino in Sonoma County, California on behalf of a Native American tribe.
We hold an indirect equity interest in Station LLC through our ownership interest in Station Holdco LLC (“Station Holdco”), which holds all of the economic interests in Station LLC. At December 31, 2018, we held approximately 60% of the equity interests in Station Holdco. We operate and control all of the business and affairs of Station LLC and Station Holdco through our ownership of 100% of the voting interests in Station LLC and our designation as the sole managing member of both Station LLC and Station Holdco. Our only assets are our ownership interests in Station LLC and Station Holdco, other than cash and tax-related assets and liabilities. We have no operations outside of our management of Station LLC.
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
Our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) reflect the consolidation of Station LLC and its consolidated subsidiaries, including the retrospective consolidation of Fertitta Entertainment, and Station Holdco for all periods presented. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest. Station Holdco, as combined with Fertitta Entertainment, is our predecessor for accounting purposes and accordingly, for all periods prior to May 2, 2016, the financial information presented herein represents the information of the predecessor.
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
Our principal source of revenue and operating income is gaming, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% to 85% of our casino revenue is generated from slot play. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to fund capital expenditures and repay debt financing.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2018. Based on a recent U.S. Census Bureau release, Nevada was first among all states in percentage growth of population from July 2017 to July 2018. In addition, based on preliminary data for December 2018 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.6% year-over-year increase in employment to 1,023,100, which is an all-time high. This resulted in an unemployment rate of 4.5% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 70 consecutive months of year-over-year increases in taxable retail sales from February 2013 to November 2018. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 165% at December 2018 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
The Las Vegas economy continues to show growth in employment, taxable sales and home prices, and we believe these positive trends, along with new capital investment planned or underway in Las Vegas, provide a foundation for future growth in our business. Although we experienced improved operating results over the past few years due, in part, to more favorable local economic conditions, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
Our principal executive offices are located at 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135. The telephone number for our executive offices is (702) 495-3000. We maintain a website at www.redrockresorts.com, the contents of which are expressly not incorporated by reference into this filing.
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
The Las Vegas regional market is very competitive, and our competitors include both large hotel casinos in Las Vegas and smaller gaming-only establishments throughout the Las Vegas valley.
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
Generate revenue growth through targeted marketing and promotional programs. Our significant advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve material economies of scale. While we advertise through traditional media such as television, radio and newspaper to reach our core guests, we continue to expand our focus and spend on social, digital and mobile platforms to respond to the evolving methods that guests receive information.
We employ an innovative marketing strategy that utilizes our frequent high-profile promotional programs to attract and retain guests, while also establishing and maintaining a high level of brand recognition. Through our analytical approach to promotional development, we are also able to drive profits by optimizing reinvestment in those guests who deliver stronger results. Our proprietary customer relationship management systems are highly attuned to how guests interact with our properties and products. This information allows us to focus on targeting guests based on their preferences.
We have installed new technology on all of our slot machines which permits us to provide “on device” marketing, bonusing and guest communication, including real-time customized promotions and incentives. We believe that this investment in technology, which allows us to communicate with our guests directly on device, has resulted in an increase in guest loyalty and enhanced the value of our loyalty program. As we continue to introduce new features and brand titles for customized promotional incentives, the technology should continue to help drive participation in our my|Rewards Boarding Pass loyalty program.

Maximize business profitability. During our over 40-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow through of revenue to Adjusted EBITDA.
Utilize flexible capital structure to drive growth and equity holder returns. We maintain a flexible capital structure that we believe will allow us to pursue a balance of new growth opportunities and a disciplined return of capital to our equity holders. We believe our scalable platform and extensive development and management expertise provide us the ability to build master-planned expansions, pursue acquisitions and/or seek new development opportunities in an effort to maximize equity holder returns.
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

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2018. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________

(1)
Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote, each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owns at least 30% of the outstanding LLC Units and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.”

(2)	“Continuing Owners” refers to the owners of LLC Units at December 31, 2018 who held such units prior to the IPO.

Properties
Set forth below is certain information at January 31, 2019 concerning our properties.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	796	2,789	67	64
Green Valley Ranch	495	2,365	48	40
Palms Casino Resort (3)	1,364	1,159	39	42
Palace Station	575	1,557	43	30
Boulder Station	299	2,461	27	46
Texas Station	199	1,684	24	47
Sunset Station	457	2,083	36	80
Santa Fe Station	200	2,375	38	39
Fiesta Rancho	100	1,031	15	25
Fiesta Henderson	224	1,390	18	35
Wild Wild West	260	173	—	20
Wildfire Rancho	—	99	—	5
Wildfire Boulder	—	153	—	2
Wildfire Sunset	—	125	—	1
Wildfire Lake Mead	—	60	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	193	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	184	—	—
	4,969	19,969	355	479
Managed Property
Graton Resort & Casino	200	3,330	131	254
	5,169	23,299	486	733
__________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack (“21”), craps, roulette, pai gow, baccarat, let it ride and three-card poker.

(3)	Hotel rooms include 599 condominium units. Slots and table games are temporarily lower due to the renovations underway.
Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square foot outdoor shopping, dining and entertainment center; City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public; and Las Vegas Ballpark, which is scheduled to open in April 2019 as the new home for the Las Vegas Aviators professional Triple-A baseball team. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock’s Restaurant Row links, via a pedestrian walkway, five of our premier restaurants including Masso Osteria, Hearthstone Kitchen & Cellar, Yard House, Blue Ribbon Sushi Bar & Grill and Lucille’s Smokehouse Bar-B-Que. Other full-service restaurants at Red Rock include T-bones Chophouse, 8 Noodle Bar, Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines) and the Sandbar pool café. Red Rock features numerous bars and lounges including Rocks Lounge, Onyx Bar, Sandbar and Lucky Bar. Red Rock also offers a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. This Mediterranean style AAA Four Diamond resort features standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and El Cielo Ballroom. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch’s full-service restaurants include Hank’s Fine Steaks & Martinis, Borracha Mexican Cantina, Bottiglia Cucina & Enoteca Italian restaurant, Tides Seafood & Sushi Bar, Pizza Rock by Tony Gemignani, Grand Café, Feast Buffet and the Turf Grill. Guests can also enjoy the Drop Bar, a centerpiece of the casino, the Lobby Bar, which is open to the lobby entrance and overlooks the pool area, and the Sip Bar. Green Valley Ranch also offers a variety of quick-serve restaurants.
Palms Casino Resort
We purchased Palms Casino Resort (“Palms”) in 2016. Palms is strategically located just west of the center of the Las Vegas Strip off Interstate 15 on Flamingo Road. Palms is undergoing a $690 million redevelopment that is expected to completely reposition and reimagine the property. Phase one of the redevelopment project opened in May 2018, with the remaining components of phase two expected to be complete in the second quarter of 2019 and phase three expected to be completed in the third quarter of 2019.
Highlights of phase one of the redevelopment include: a completely renovated casino floor with expanded number of slot machines and table games; new slot and table games high limit rooms; Lucky Penny, a new 24-hour café; A.Y.C.E. (“All You Can Eat”) Buffet; Scotch 80 Prime, a new high-end steakhouse; Send Noodles, a new noodle bar restaurant; Apex, a new rooftop social club; Camden, a new high-end casino lounge; The Unknown, a new and iconic center bar featuring signature art pieces from world-renowned artist Damien Hirst; 18,000 net square feet of completely renovated meeting and convention space; a new hotel front desk registration and VIP registration and reception areas; a fully upgraded 14-screen Brendan Theatres luxury movieplex; a complete renovation of the 2,500 seat Pearl Concert Theater; and an all-new exterior look, including a new marquee, modernized porte cochere, new exterior facades and lush landscaping.
Highlights of phase two of the redevelopment include: 282 fully redesigned and renovated premium hotel rooms and one-of-a-kind luxury suites, as well as construction of 60 new hotel rooms in the Fantasy Tower; Vetri Cucina, a new Italian restaurant with award-winning chef Marc Vetri; Mabel’s, a new American barbeque restaurant with celebrity chef Michael Symon; Shark, a new seafood restaurant with celebrity chef Bobby Flay; Greene St. Kitchen, a New York-inspired eatery in partnership with Clique Hospitality Group; KAOS, a new entertainment experience consisting of a fully integrated 73,000 square foot dayclub and new 29,000 square foot nightclub; a new wellness spa and salon; and an additional 15,000 net square feet of completely renovated meeting and convention space.
Highlights of phase three of the redevelopment include: a casino floor expansion featuring the addition of approximately 300 slot machines and 16 table games; Tim Ho Wan, a new Michelin-Star dim sum restaurant from Hong Kong; a casino connector integrating the adjacent 599 room Palms Place tower directly into the newly expanded casino floor; an indoor connector to the pre-existing self-park garage with ingress directly into the newly expanded casino floor; collaborations with world-class artists throughout the property; and state-of-the-art digital signage on the hotel tower exterior. The redevelopment project remains on schedule and the $690 million budget remains unchanged. In addition to its many full-service restaurants, Palms also offers a variety of quick-serve restaurants.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. In December 2018, Palace Station completed a $191 million redevelopment project, which added 178,000 square feet of new gaming and entertainment space to the property, along with a refreshed exterior look. The redevelopment project was completed on schedule and on budget. Highlights of the completed project include: a fully renovated and expanded gaming floor; 575 updated hotel rooms and suites; two new signature restaurants, San Francisco-based Boathouse Asian Eatery and Chef Ralph Perrazzo’s New York-based BBD’s Restaurant; a new 14,000 square foot, state-of-the-art Feast Buffet; a new resort-style pool area; a new state-of-the-art bingo room; a fully renovated poker room; a fully renovated race and sports book; a new nine-screen Regal Cinnebarre luxury movieplex; and two new LED marquee signs.
    In addition to those new venues and upgrades, Palace Station offers other non-gaming amenities including four other full-service restaurants (Charcoal Room steakhouse, Brass Fork Café, The Oyster Bar and Little Tony’s Italian restaurant), three additional bars, an approximately 20,000-square-foot meeting and convention center and a gift shop. In addition to its many full-service restaurants, Palace Station also offers a variety of quick-serve restaurants.
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
Texas Station
Texas Station opened in 1995 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid’s Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, six additional bars, an 18-screen movie theater complex, a swimming pool, two non-gaming video arcades, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station’s full-service restaurants offer a variety of enjoyable meals at reasonable prices, and include Grand Café, Beaumont’s Southern Kitchen, Feast Buffet and The Oyster Bar. Guests also enjoy the unique features of several bars and lounges including the Sports Bar, Martini Bar, Whiskey Bar, Garage Bar, Splitz Bar and South Padre Lounge. Texas Station also offers a variety of quick-serve restaurants.
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
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars and grills, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station’s full-service restaurants include The Charcoal Room, Cabo Mexican Restaurant, Grand Café, Feast Buffet and the Oyster Bar. Guests also enjoy 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of quick-serve restaurants.
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features non-gaming amenities including full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and several additional bars, including the Cabo Lounge, Venom Bar and the Sports Bar. Fiesta

Rancho’s full-service restaurants include Denny’s and the Festival Buffet. Fiesta Rancho also offers a variety of quick-serve restaurants.
Fiesta Henderson
We purchased Fiesta Henderson in 2001 and subsequently refurbished and expanded the facility. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada, approximately three miles southeast of Sunset Station. Fiesta Henderson features non-gaming amenities including four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, four bars and lounges and meeting space. Fiesta Henderson’s full-service restaurants include Fuego Steakhouse, Café Fiesta, Leticia’s Cocina and the Festival Buffet. Fiesta Henderson also offers a variety of quick-serve restaurants.
Wild Wild West
We opened Wild Wild West in 1998. Wild Wild West is strategically located on Tropicana Avenue immediately adjacent to Interstate 15. Wild Wild West’s non-gaming amenities include a hotel, a full-service restaurant, a bar, a gift shop and a truck plaza.
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
Wildfire Lake Mead
We purchased Wildfire Lake Mead in 2006. Wildfire Lake Mead is located in Henderson, Nevada, and features a sports lounge, a bar and quick-serve food offerings.
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
Graton Resort & Casino
We manage Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”), a federally recognized Native American tribe. Graton Resort is located just west of U.S. Highway 101 near Rohnert Park, California, approximately 43 miles north of San Francisco. It is the largest gaming and entertainment facility in the Bay Area. Graton Resort offers various dining options including four full-service restaurants and eight fast-casual restaurants. In 2016, the Graton Tribe completed a $185 million expansion of Graton Resort that included 200 hotel rooms, meeting and convention space, a spa, a resort-style pool, a lobby bar and additional casino space. In October 2018, the Graton Tribe opened a nonsmoking addition to the casino. The management agreement has a term of seven years from the opening date and expires November 2020. We currently receive a management fee of 27% of Graton Resort’s net income as defined in the management agreement.
Developable Land
We control approximately 420 acres of developable land comprised of eight strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. Following is a description of such parcels:

•
Durango/I-215: We own approximately 71 acres located at the intersection of Durango Road and I-215 in the southwestern area of the Las Vegas valley. The site has excellent visibility and access from I-215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site.

•
Wild Wild West: We control approximately 105 acres of land located at the intersection of Tropicana Boulevard and I-15, less than one-half mile from the Las Vegas strip. This parcel has excellent visibility and access from I-15, on which approximately 225,000 cars per day pass by the site.

•
Flamingo/I-215: We own approximately 58 acres located at the intersection of Flamingo Road and I-215 in the master-planned community of Summerlin in Las Vegas. The site has excellent visibility and access from I-215.

•
Via Inspirada/Bicentennial Parkway: We own approximately 45 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas valley, approximately six miles southwest of Green Valley Ranch. This property is the only casino gaming-entitled property in the master-planned community of Inspirada.

•	Skye Canyon: We own approximately 40 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles north of Santa Fe Station.

•
Boulder Highway: We own approximately five acres at the intersection of Boulder Highway and Oakey Boulevard approximately 1.5 miles southeast of downtown Las Vegas. This property has grandfathered gaming entitlements that predate room and other amenity requirements, which creates greater flexibility with respect to the potential development of this site.

•	Mt. Rose Property (Reno): We own approximately 88 acres at the intersection of Mt. Rose Highway and South Virginia Street in Reno, Nevada.

•	South Virginia Street/I-580 (Reno): We own approximately eight acres on South Virginia Street near I-580, directly across from the Reno-Sparks Convention Center.
We also own one additional 57-acre development site in Las Vegas that is currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
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
We will receive a development fee of 4% of the costs of construction (as defined in the development agreement) for our development services, which will be paid upon the commencement of gaming operations at the facility. The management agreement provides for a management fee of 30% of the facility’s net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. The management agreement and the development agreement have a term of seven years from the opening of the facility.
Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission (“NIGC”).
The development of the North Fork Project is subject to several ongoing legal challenges, the receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 8 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
At December 31, 2018, there were approximately 39 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 144 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2018, there were approximately 1,400 restricted gaming locations in Clark County with approximately 14,100 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering, which has resulted in a substantial expansion of sports gaming outside the state of Nevada. Several states are also considering legalizing casino gaming in designated areas. Legalized casino and sports gaming in various states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware and Pennsylvania, and legislation approving internet gaming has been proposed by the federal government and other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, the State of California has signed and ratified Tribal-State Compacts with 74 Native American tribes. At December 31, 2018, there were 63 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
Nevada Gaming Laws and Regulations
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

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of gaming licensees, including the establishment of minimum procedures for internal controls and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.
Our indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead, LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC, SC SP 2 LLC, NP LML LLC, FP Holdings, L.P. and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. NP Opco Holdings is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company, is licensed as the sole member and manager of NP Fiesta LLC, NP Lake Mead LLC, NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP Texas LLC, NP River Central LLC, and Station GVR Acquisition LLC. NP Opco LLC is found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC and NP LML LLC. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as the sole member of NP Tropicana LLC. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company is licensed to conduct nonrestricted gaming operations at Barley’s. Greens Café, LLC is licensed to conduct nonrestricted gaming operations at The Greens, and Sunset GV, LLC is licensed to conduct nonrestricted gaming operations at Wildfire Lanes. A license to conduct “nonrestricted” operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system. SC SP 4 LLC holds a restricted gaming license, which is a state gaming license to operate not more than 15 slot machines and no other gaming device, race book or sports pool. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). On September 20, 2018, the Nevada Commission issued its Fourth Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Fourth Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation or its licensed subsidiaries, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of our licensed subsidiaries must file applications and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of our licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.
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
Any beneficial owner of our equity securities, regardless of the number of shares owned, may be required to file an application, may be investigated, and may be required to obtain a finding of suitability if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of our equity securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners, to the Nevada Board. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chair of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chair of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by our board of directors. The purchase may be made in cash, notes that bear interest at the applicable federal rate or a combination of notes and cash. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 22, 2016, the Nevada Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where admission charges are imposed for entry into certain entertainment venues. Nevada licensees that hold a license as an operator of a slot route or manufacturer’s or distributor’s license also pay certain fees and taxes to the State of Nevada.
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Fourth Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $50,000 for all purposes, including foreign gaming and compliance with the Fourth Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station, Palms, and Wild Wild West are subject to liquor licensing control and regulation by the CCLGLB. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
The IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides for, among other things: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven-year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. Other than an action by the parties, the only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.
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
Anti-Money Laundering Laws
Our services are subject to federal anti-money laundering laws, including the Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”). On an ongoing basis, these laws require us, among other things, to: (i) maintain an anti-money laundering program; (ii) designate and maintain individuals to assure compliance; (iii) train relevant personnel; (iv) identify and report large cash transactions and suspicious activity; (v) screen individuals and entities against sanctions and watch lists and; (vi) independently test for compliance.
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
Employees
At January 31, 2019, we had approximately 13,800 employees, including employees of our 50% owned properties, but excluding managed properties that are owned by third-party employers. We believe we have good employee relations. None of our owned casino properties is currently subject to any collective bargaining obligations, agreement or similar arrangement with any union, with the exception of Boulder Station, Palace Station and Palms. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time. In September 2016, the National Labor Relations Board (“NLRB”) certified the Local Joint Executive Board of Las Vegas (“LJEBLV”) as the bargaining representative for a bargaining unit of approximately 556 Boulder Station non-gaming employees. In 2017, Palace Station agreed to voluntarily recognize the LJEBLV as the bargaining representative for a bargaining unit of approximately 509 Palace Station non-gaming employees. In November 2017, the NLRB conducted an election at Green Valley Ranch and determined that a majority of valid votes had been cast in favor of the LJEBLV as the bargaining representative for a bargaining unit of approximately 890 Green Valley Ranch non-gaming employees. Green Valley Ranch has filed objections to the election and is not currently bargaining with the LJEBLV. In April 2018, the NLRB conducted an election at Palms and determined that a majority of valid votes had been cast in favor of the LJEBLV as the bargaining representative for a bargaining unit of approximately 900 Palms non-gaming employees. Palms has filed objections to the election and is not currently bargaining with the LJEBLV. The International Union of Operating Engineers, Local 501 (“Local 501”), which represents a group of approximately eight slot technicians at Palms, has also sought to become the bargaining representative for slot technicians, utility technicians and/or slot mechanics at Green Valley Ranch (13 employees), Palace Station (11 employees), Sunset Station (12 employees), Fiesta Henderson (12 employees) and Red Rock (15 employees). While Local 501 received the majority of valid votes cast in separate elections conducted by the NLRB at each of these properties, each property is challenging Local 501’s satisfaction of statutory requirements to be certified as the representative of the bargaining units and is not currently negotiating with Local 501. In addition, Teamsters Local Union 986 represents a group of approximately eight Palms warehouse receivers. Finally, Graton Resort also has two collective bargaining agreements that cover approximately 633 employees and 40 employees, respectively, at January 31, 2019.
Available Information
We are required to file annual, quarterly and other current reports and information with the Securities and Exchange Commission (“SEC”). Because we submit filings to the SEC electronically, access to this information is available at the SEC’s website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.
We also make available, free of charge, at our principal internet address (www.redrockresorts.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Other information on our website is expressly not incorporated by reference into this filing.

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
Our business is sensitive to changes in consumer sentiment and discretionary spending.
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, effects or fears of war and future acts of terrorism or violence could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations.
Our casinos draw a substantial number of customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While our business is generally affected by the general economic conditions in the United States, our business and results of operations would be particularly negatively impacted if our target markets experience an economic downturn or other adverse conditions.
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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering, which has resulted in a substantial expansion of sports betting outside the state of Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware and Pennsylvania, and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
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
Our results of operations may be adversely impacted by the expiration or termination of our Native American management agreements and we may not be successful in entering into additional management or development agreements for Native American gaming opportunities.
Our management agreement for Gun Lake Casino expired in February 2018 and our management agreement for Graton Resort expires in November 2020. Our management fees from these agreements were $87.0 million and $118.0 million for the years ended December 31, 2018 and 2017, respectively, which, based on the margins applicable to our management activities, contributed significantly to our net income for such periods. As a result, our results of operations may be adversely impacted by the expiration or termination of such agreements. Although we intend to seek additional development and management contracts with Native American tribes, we cannot be sure that we will be able to enter into any such agreements. The development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
In September 2016, the NLRB certified the LJEBLV as the bargaining representative for a bargaining unit of Boulder Station non-gaming employees in the housekeeping, internal maintenance, food and beverage and bell departments. The LJEBLV and Boulder Station have exchanged correspondence and information, and to date have conducted many bargaining sessions. In October 2016, the NLRB concluded an election at Palace Station, and determined that a majority of valid votes had not been cast for LJEBLV. The LJEBLV filed objections to the election, and Palace Station agreed to a rerun election, which was postponed pending disposition of related unfair labor practice charges. Palace Station subsequently agreed to voluntarily recognize the LJEBLV as the bargaining representative for a bargaining unit of Palace Station non-gaming employees in the housekeeping, internal maintenance and food and beverage departments. The LJEBLV and Palace Station have exchanged correspondence and information and to date have conducted many bargaining sessions. In November 2017, the NLRB conducted an election at Green Valley Ranch and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Green Valley Ranch non-gaming employees in the housekeeping, internal maintenance, food and beverage and bell departments. Green Valley Ranch filed objections to the election. The objections were overruled, and the LJEBLV was certified as the bargaining representative of the Green Valley Ranch bargaining unit. Green Valley Ranch refused LJEBLV’s invitation to bargain; the NLRB ordered Green Valley Ranch to bargain; and Green Valley Ranch is challenging the NLRB’s order in the United States Court of Appeals, to test the NLRB’s certification. If the challenge is not ultimately sustained, Green Valley Ranch will commence bargaining with the LJEBLV. In April 2018, the NLRB conducted an election at Palms and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Palms non-gaming employees in the housekeeping, internal maintenance, food and beverage and bell departments. The LJEBLV was certified as the bargaining representative of the Palms bargaining unit; Palms refused the LJEBLV’s invitation to bargain; the NLRB ordered Palms to bargain; and Palms is challenging the NLRB’s order in the United States Court of Appeals, to test the NLRB’s certification. If the challenge is not ultimately sustained, Palms will commence bargaining with the LJEBLV.
In addition, a bargaining unit of approximately nine Palms slot technicians is represented by Local 501. Palms and Local 501 have been negotiating for more than three years, and have yet to achieve a labor agreement. Local 501 also seeks to represent bargaining units of Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock slot technicians. Elections have been conducted by the NLRB at each of Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock in connection with which the NLRB determined that a majority of the valid votes were cast for Local 501. Each of Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock is challenging Local 501’s satisfaction of statutory requirements to be certified as the representative of the bargaining units; if any such challenge is unsuccessful the relevant property will commence bargaining with Local 501.
Also, Teamsters Local Union 986 was certified as the bargaining representative for a bargaining unit of approximately eight Palms warehouse receivers in June 2018. Palms and Teamsters have exchanged correspondence and information, and to date have conducted several bargaining sessions.
Graton Resort is also subject to collective bargaining agreements. None of our other casino properties is currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that our owned casino properties or existing or future managed properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, collective bargaining involving any of our existing or future properties in the event that they become organized introduces an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.

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
In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of our casinos, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. Compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more complete description of the gaming regulatory requirements that have an effect on our business, see Item 1. Business—Regulation and Licensing. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. There can be no assurance that we will be able to obtain new licenses, including any licenses that may be required if we pursue gaming opportunities in jurisdictions where we are not already licensed, or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, we are subject to various gaming taxes, which are subject to possible increase at any time, and federal income tax. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If United States or state tax authorities change applicable tax laws, including laws relating to taxation of gaming operations, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Further, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. We have been approved by the Nevada Commission, subject to certain conditions, to make public offerings of securities for a period of three years beginning on September 22, 2016. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. We are subject to regulation under the Bank Secrecy Act, which, among other things, requires us to report to the Financial Crimes Enforcement Network (“FinCEN”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual transacting the currency. We are also required to report certain suspicious activity, including any transactions aggregating to $5,000 or more, where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting and recordkeeping. Our compliance with the Bank Secrecy Act is subject to periodic audits by FinCEN, and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
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
Rising operating and other costs at our casino properties could have a negative impact on our business.
The operating expenses associated with our casino properties could increase due to, among other reasons, the following factors:

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

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and services we provide our customers, including food and beverage, retail items, entertainment, hotel rooms, and spa services;

•	availability and costs associated with insurance;

•	increases in costs of labor and employee benefits, including due to potential unionization of our employees;

•	increases in the prices of electricity, natural gas and other forms of energy; and

•	water shortages or other increases in the cost of water.
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

We may incur delays and budget overruns with respect to current or future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.
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
The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining and maintaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects, that the projects will commence operations within the contemplated time frame, if at all, or that we will receive the return on investment that we expect from such projects. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.
We may pursue new gaming acquisition and development opportunities and may not be able to recover our investment or successfully expand to additional locations.
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
We require significant capital to fund capital expenditures, pursue proposed development, expansion or acquisition opportunities or refinance our indebtedness.
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
Our business requires the collection and retention of large volumes of data about our customers, employees, suppliers and business partners, including customer credit card numbers and other personally identifiable information of our customers and employees, in various information systems that we maintain and in those maintained by third-party service providers. The integrity and protection of that data is important to our business and is subject to privacy laws enacted by various jurisdictions. The regulatory environment and the requirements imposed on us by the payment card industry surrounding information, security and privacy are evolving and may be inconsistent. Our systems may be unable to meet changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those maintained by service providers, may be subject to cyber-attacks, security breaches, system failures, viruses, operator error or inadvertent releases of data. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data, and other forms of electronic security breaches. The steps we have taken to mitigate these risks may not be sufficient and a significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and employee relationships and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. If any of these risks materialize, they could have an adverse effect on our business, results of operations and cash flows.
Risks Related to our Indebtedness
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2018, the principal amount of our outstanding indebtedness totaled approximately $2.91 billion and we had $613.9 million of undrawn availability under our Revolving Credit Facility (after giving effect to the increase of our borrowing capacity under the Revolving Credit Facility in February 2019), which is net of $245.0 million in outstanding borrowings and the issuance of approximately $37.1 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2018, we had $613.9 million of undrawn availability under our Revolving Credit Facility (after giving effect to the increase of our borrowing capacity under the Revolving Credit Facility in February 2019), which is net of $245.0 million in outstanding borrowings and the issuance of approximately $37.1 million of letters of credit and similar obligations. In addition, the indenture governing our senior notes allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. Further, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Our substantial indebtedness exposes us to significant interest expense increases.
As of December 31, 2018, approximately $2.3 billion, or 80%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding at December 31, 2018 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $7.9 million, after giving effect to our interest rate swaps. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
Risks Related to Our Structure and Organization
Red Rock’s only material asset is its interest in Station Holdco and Station LLC. Accordingly, it is dependent upon distributions from Station Holdco to make payments under the tax receivable agreement, pay dividends, if any, and pay taxes and other expenses.
Red Rock is a holding company. Its only assets are its ownership of LLC Units and its voting interest in Station LLC, other than cash and tax-related assets and liabilities. Red Rock has no independent means of generating revenue. In connection with the IPO, Red Rock entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. Red Rock intends to cause Station Holdco to make distributions to its members, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and dividends, if any, declared by it. To the extent that Red Rock needs funds, and Station Holdco is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect Red Rock’s liquidity and financial condition. The earnings from, or other available assets of, Station Holdco may not be sufficient to pay dividends or make distributions or loans to Red Rock to enable it to pay taxes and other expenses and make payments under the TRA or pay dividends on the Class A common stock.
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
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock is entitled to one vote. As a result, Fertitta Family Entities held 86.4% of the combined voting power of Red Rock as of December 31, 2018. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:

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
In addition, because the Principal Equity Holders hold their ownership interest in part of our business directly and/or indirectly through Station Holdco, rather than through Red Rock, the public company, these Continuing Owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Station Holdco makes distributions to Red Rock, our Continuing Owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. Our Continuing Owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the TRA, whether and when to incur new, or refinance existing, indebtedness, and whether and when Red Rock should terminate the TRA and accelerate its obligations thereunder. The structuring of future transactions may take into consideration these Continuing Owners’ tax or other considerations even where no similar benefit would accrue to us. For example, a disposition of real estate or other assets in a taxable transaction could accelerate then-existing obligations under the TRA, which may result in differing incentives between the Principal Equity Holders and Red Rock with respect to such a transaction. For more information on our TRA and the reorganization of our corporate structure, see “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.
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
The TRA with our Continuing Owners provides for the payment by Red Rock to our Continuing Owners of 85% of the amount of benefits, if any, that Red Rock realizes (or is deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the TRA, as discussed below) as a result of (i) increases in tax basis resulting from our purchases or exchanges of LLC Units and (ii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we are required to make under the TRA. See “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.
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
The payments that we may make under the TRA could be substantial. At December 31, 2018 and 2017, our liability under the TRA with respect to previously consummated transactions was $24.9 million and $141.9 million, respectively. The decrease in the TRA liability from 2017 to 2018 was primarily attributable to payments made to two pre-IPO owners of Station

Holdco in exchange for their rights under the TRA, and our obligation was significantly reduced in 2017 as a result of federal tax reform legislation enacted in December 2017. Assuming no further material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2018 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 38 years. The foregoing numbers are merely estimates that are based on current assumptions. The amount of actual payments could differ materially.
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
In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.
The TRA provides that in the event that we exercise our right to early termination of the TRA, there is a change in control or a material breach by us of our obligations under the TRA, the TRA will terminate, and we will be required to make a payment equal to the present value of future payments under the TRA, which payment would be based on certain assumptions, including those relating to our future taxable income, and may substantially exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity, and there can be no assurance that we will be able to finance our obligations under the TRA. In addition, these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control, in particular in circumstances where our Principal Equity Holders have interests that differ from those of other shareholders. Because our Principal Equity Holders have a controlling ownership interest in the Company, they are able to control the outcome of votes on all matters requiring approval by our stockholders. Accordingly, actions that affect such obligations under the TRA may be taken even if other stockholders oppose them.
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
We may not be able to realize all or a portion of the tax benefits that are expected to result from the exchanges of LLC Units and payments made under the TRA itself.
Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by the exchanges of LLC Units, including exchanges associated with the sale of the shares of Class A common stock offered hereby, and our ability to realize certain other tax benefits attributable to payments under the TRA itself, depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient and/or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. However, absent a change in control or other termination event with respect to the TRA, we will generally not be required to make payments under that agreement with respect to projected tax benefits that we do not actually realize, as reported on our tax return. See “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.

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
Approximately 47 million LLC Units of Station Holdco are owned by our Continuing Owners, or 40.2% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 86.4% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation under Nevada gaming laws must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply, subject to certain exceptions, to the Nevada Commission for a finding of suitability within thirty days after the Chair of the Nevada Board mails the written notice requiring such filing.
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
Any person who acquires more than 5% of Red Rock’s voting power must report the acquisition to the Nevada Commission. Nevada gaming regulations also require that beneficial owners of more than 10% of Red Rock’s voting power apply to the Nevada Commission for a finding of suitability within 30 days after the Chair of the Nevada Board mails written notice requiring such filing. Further, an “institutional investor”, as defined in the Nevada gaming regulations, that acquires more than 10%, but not more than 25%, of Red Rock’s voting power may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Red Rock’s voting securities for investment purposes only.
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chair of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by the board of directors of Red Rock. The purchase may be made in cash, notes that bear interest at the applicable federal rate or a combination of notes and cash. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. The cumulative effect of these laws and regulations may discourage ownership of our Class A common stock or otherwise impact the price of our Class A common stock.
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
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements and include the following:

•	Red Rock, which opened in 2006, is situated on approximately 64 acres that we own on the northwest side of Las Vegas, Nevada.

•	Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.

•	Palms, which we purchased in 2016, is situated on approximately 42 acres that we own in Las Vegas, Nevada.

•	Palace Station, which opened in 1976, is situated on approximately 30 acres that we own in Las Vegas, Nevada.

•	Boulder Station, which opened in 1994, is situated on approximately 46 acres that we own on the east side of Las Vegas, Nevada.

•	Texas Station, which opened in 1995, is situated on approximately 47 acres that we own in North Las Vegas, Nevada.

•	Sunset Station, which opened in 1997, is situated on approximately 80 acres that we own in Henderson, Nevada.

•	Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own on the northwest side of Las Vegas, Nevada.

•	Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

•	Fiesta Henderson, which we purchased in 2001, is situated on approximately 35 acres that we own in Henderson, Nevada.

•
Wild Wild West, which we purchased in 1998, is situated on approximately 20 acres of leased land in Las Vegas, Nevada. In December 2018, we exercised our option to purchase the leased land, and the transaction is expected to close in June 2019. The 20 acres of land under contract is immediately adjacent to a 76-acre site that we own, which is being held for future development.

•	Wildfire Rancho, which we purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.

•	Wildfire Boulder, which we purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.

•	Wildfire Sunset, which we purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.

•	Wildfire Lake Mead, which we purchased in 2006, is situated on approximately three acres that we own in Henderson, Nevada.

•	Wildfire Valley View and Wildfire Anthem, which we purchased in 2013, lease land and buildings used in their operations in Las Vegas and Henderson, Nevada, respectively, from third-party lessors.

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
We control 420 acres of developable land comprised of eight strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. We also own one additional 57-acre development site which is currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Subsequent to the opening or purchase of certain of our properties, we have completed a variety of expansion and renovation projects. From time to time we also renovate portions of our properties, such as hotel rooms and restaurants.

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
During each of the years ended December 31, 2018 and 2017, the Company declared and paid cash dividends of $0.40 per share to Class A common shareholders. In February 2019, the board of directors declared a dividend of $0.10 per share of Class A common stock to holders of record as of March 14, 2019 to be paid on March 29, 2019.
Holders
At February 22, 2019, there were 15 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities—None.
Recent Sales of Unregistered Securities—None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P 400”) and a peer group for the period beginning on April 27, 2016 (the date our common stock commenced trading on the NASDAQ) and ending on December 31, 2018.

	April 27, 2016	December 31, 2018
RRR	$100.00	$113.04
S&P 400	100.00	120.24
Peer Group (a)	100.00	111.75
_______________________________________

(a)	Includes Boyd Gaming Corporation, Caesars Entertainment Corporation, Eldorado Resorts, Inc., MGM Resorts International and Penn National Gaming, Inc.
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

	Year Ended December 31,
	2018 (a)	2017 (b)(c)	2016 (b)(d)	2015	2014 (e)
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$1,681,030	$1,642,139	$1,475,760	$1,352,135	$1,291,616
Operating income	372,208	331,281	309,711	287,189	237,061
Income from continuing operations	219,480	63,533	155,964	143,418	131,135
Discontinued operations (f)	—	—	—	(166)	(42,548)
Net income	219,480	63,533	155,964	143,252	88,587
Net income (loss) attributable to noncontrolling interests	61,939	28,110	64,012	5,594	(11,955)
Net income attributable to Red Rock Resorts, Inc.	157,541	35,423	91,952	137,658	100,542
Per Share Data:
Net earnings per share, basic	$2.28	$0.53	$1.04	$1.53	$1.12
Net earnings per share, diluted	$1.77	$0.42	$1.03	$1.53	$1.12
Cash dividends declared per common share	$0.40	$0.40	$0.20	$—	$—
Balance Sheet Data:
Cash and cash equivalents, excluding restricted cash	$114,607	$231,465	$133,776	$116,426	$122,579
Total assets	4,009,526	3,620,121	3,527,016	2,932,111	2,973,824
Total debt	2,855,359	2,617,822	2,422,301	2,155,197	2,145,364
Total equity	816,995	631,712	627,598	573,709	644,117

(a)
During the year ended December 31, 2018, we recognized nontaxable income of $90.4 million as a result of payments made to two pre-IPO owners of Station Holdco in exchange for the assignment of all of their rights under the TRA.

(b)
Selected financial data as of and for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the adoption of the new revenue recognition standard. See Note 2 to the Consolidated Financial Statements for more information. Selected financial data as of and for the years ended December 31, 2015 and 2014 have not been adjusted and therefore are not comparable.

(c)
During the year ended December 31, 2017, we recognized a $100.3 million charge in related party lease termination costs, which was offset by a $135.1 million adjustment to the tax receivable agreement liability due to tax reform.

(d)	The acquisition of Palms was completed on October 1, 2016.

(e)	During the year ended December 31, 2014, we recognized a $49.1 million gain on repayment of our advances for development of Graton Resort.

(f)	Discontinued operations represents the results of Fertitta Interactive, which ceased operations in the fourth quarter of 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
Red Rock is a holding company that owns an indirect equity interest in and manages Station LLC, through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. Station LLC owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. Station LLC managed Gun Lake in Allegan County, Michigan on behalf of another Native American tribe through February 2018. Station Holdco holds all of the economic interests in Station LLC, and at December 31, 2018, we held approximately 60% of the equity interests in Station Holdco. We have no material assets other than our ownership interest in Station Holdco and our ownership of 100% of the voting interests in Station LLC. We are designated as the sole managing member of both Station Holdco and Station LLC, and we operate and control all of their business and affairs.
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
Our principal source of revenue and operating income is gaming, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% to 85% of our casino revenue is generated from slot play. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to fund capital expenditures and repay debt financing.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2018. Based on a recent U.S. Census Bureau release, Nevada was first among all states in percentage growth of population from July 2017 to July 2018. In addition, based on preliminary data for December 2018 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.6% year-over-year increase in employment to 1,023,100, which is an all-time high. This resulted in an unemployment rate of 4.5% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 70 consecutive months of year-over-year increases in taxable retail sales from February 2013 to November 2018. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 165% at December 2018 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
The Las Vegas economy continues to show growth in employment, taxable sales and home prices, and we believe these positive trends, along with new capital investment planned or underway in Las Vegas, provide a foundation for future growth in our business. Although we experienced improved operating results over the past few years due, in part, to more favorable local economic conditions, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
Our operating results for the year ended December 31, 2018 continue to reflect the impact of construction disruption and costs associated with an ongoing $690 million redevelopment project at Palms and a $191 million redevelopment project at Palace Station, which was completed on schedule and on budget in December 2018. Phase one of the Palms redevelopment opened in May 2018, with the remaining components of phase two expected to be complete in the second quarter of 2019 and phase three expected to be complete by the end of the third quarter of 2019. The Palms redevelopment project remains on schedule and the $690 million project budget remains unchanged.
Information about our results of operations is included herein and in the notes to our Consolidated Financial Statements. We adopted the new revenue recognition standard, effective January 1, 2018. Our financial results, including prior period amounts, have been adjusted to reflect the full retrospective adoption of the new standard, with no material impact on operating income or net income. See Note 2 to the Consolidated Financial Statements for more information.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.

•	Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
The following table presents information about our results of operations (dollars in thousands):

	Year Ended December 31,
	2018	Percent change	2017	Percent change	2016
Net revenues	$1,681,030	2.4%	$1,642,139	11.3%	$1,475,760
Operating income	372,208	12.4%	331,281	7.0%	309,711

Casino revenues	940,483	6.1%	886,206	8.8%	814,218
Casino expenses	326,980	5.1%	311,086	13.8%	273,443
Margin	65.2%		64.9%		66.4%

Food and beverage revenues	381,197	4.3%	365,448	10.6%	330,488
Food and beverage expenses	340,212	4.3%	326,069	12.0%	291,224
Margin	10.8%		10.8%		11.9%

Room revenues	170,824	(4.6)%	179,041	22.8%	145,810
Room expenses	78,440	(4.1)%	81,768	33.2%	61,410
Margin	54.1%		54.3%		57.9%

Other revenues	100,912	8.5%	92,967	26.1%	73,724
Other expenses	48,431	20.1%	40,332	31.5%	30,661

Management fee revenue	87,614	(26.0)%	118,477	6.2%	111,520

Selling, general and administrative expenses	390,492	2.5%	380,930	16.4%	327,313
Percent of net revenues	23.2%		23.2%		22.2%

Depreciation and amortization	180,255	1.1%	178,217	13.8%	156,668
Write-downs and other charges, net	34,650	17.1%	29,584	20.3%	24,591
Tax receivable agreement liability adjustment	(90,638)	n/m	(139,300)	n/m	739
Related party lease termination	—	n/m	100,343	n/m	—
Asset impairment	—	n/m	1,829	n/m	—
Interest expense, net	143,099	8.9%	131,442	(6.2)%	140,189
Loss on extinguishment/modification of debt, net	—	n/m	16,907	n/m	7,270
Change in fair value of derivative instruments	12,415	(12.0)%	14,112	n/m	87
Provision for income tax	23,875	n/m	134,786	n/m	8,243
Net income attributable to noncontrolling interests	61,939	n/m	28,110	n/m	64,012
Net income attributable to Red Rock Resorts, Inc.	157,541	n/m	35,423	n/m	91,952
________________________________________________
n/m = not meaningful

We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections below. References herein to same-store basis represent results of operations excluding the impact of operations of Palms from October 1, 2016, the date of acquisition, through December 31, 2017.
Net Revenues. Net revenues for the year ended December 31, 2018 increased by 2.4% to $1.68 billion as compared to $1.64 billion for the year ended December 31, 2017 despite the negative impact of substantial ongoing construction disruption associated with the redevelopment of Palms and the upgrade and expansion project at Palace Station. In addition, the increase in net revenues was partially offset by a decrease in management fee revenue as a result of the expiration of the Gun Lake management agreement in February 2018. Net revenues for 2017 increased by 11.3% to $1.64 billion as compared to $1.48 billion for 2016 primarily due to the acquisition of Palms.
Operating Income. Operating income increased 12.4% to $372.2 million for 2018 as compared to $331.3 million for 2017. The increase was primarily due to a one-time loss in 2017 on a related party lease termination, partially offset by a lower TRA liability adjustment in 2018. Operating income increased by 7.0% for 2017 as compared to $309.7 million for 2016. The increase was primarily due to a gain representing a decrease in the TRA liability, partially offset by the loss on the related party lease termination. Components of operating income for the comparative periods are discussed below.
Casino.  Casino revenues increased by $54.3 million to $940.5 million for 2018 as compared to $886.2 million for 2017 primarily due to increased volume across all major categories of gaming operations. Despite the ongoing construction disruption at Palms and Palace Station, slot handle increased by 2.9%, table games drop increased by 11.0% and race and sports write increased by 9.2% for 2018 as compared to 2017. Casino expenses increased by $15.9 million or 5.1% for 2018 as compared to 2017 primarily due to the increased casino volume.
Casino revenues increased by $72.0 million to $886.2 million for 2017 as compared to $814.2 million for 2016 primarily due to the acquisition of Palms. On a same-store basis, slot handle increased by 4.1%, table games drop increased by 4.1% and race and sports write increased by 18.6%. For 2017, casino expenses increased by $37.6 million or 13.8% as compared to 2016, primarily due to the acquisition of Palms and increased casinos revenues, as well as more gaming promotions and higher employee expenses.
Food and Beverage.  Food and beverage revenues for 2018 increased to $381.2 million as compared to $365.4 million for 2017 primarily due to the opening of several new restaurants and entertainment offerings at Palms and Palace Station. For 2018 as compared to 2017, the average guest check increased by 11.2%, partially offset by a decrease of 1.2% in the number of restaurant guests served due to the ongoing construction disruption at Palms and Palace Station. Food and beverage expenses increased by 4.3% for 2018 as compared to 2017, commensurate with the increase in revenue.
Food and beverage revenues for 2017 increased to $365.4 million as compared to $330.5 million for 2016 largely due to the acquisition of Palms. On a same-store basis, the average guest check increased by 4.8% and the number of restaurant guests served decreased by 2.7% for 2017 as compared to 2016. Food and beverage expense increased by 12.0% for 2017 as compared to 2016, primarily due to the acquisition of Palms, as well as increases in employee expenses and enhancements to our food and beverage product offerings and service levels.
Room. Information about our hotel operations is presented below:

	Year Ended December 31,
	2018	2017	2016
Occupancy	87.7%	90.0%	92.8%
Average daily rate	$118.65	$112.04	$100.74
Revenue per available room	$104.03	$100.79	$93.51
For 2018, room revenues decreased by 4.6% to $170.8 million as compared to $179.0 million for 2017, primarily due to construction disruption and room remodeling projects at Palms and Palace Station. In addition, during the second half of 2017, approximately 400 hotel rooms at Palace Station were permanently removed from service as part of the upgrade and expansion project. Our occupancy rate decreased by 2.3 percentage points for 2018 as compared to 2017, which was partially offset by a 5.9% increase in ADR. Room expenses decreased by 4.1% for 2018 as compared to 2017 due to lower occupancy and the reduced room count at Palace Station.
Room revenues for 2017 increased by 22.8% to $179.0 million as compared to $145.8 million for 2016 primarily due to the acquisition of Palms. ADR increased 11.2% for 2017 as compared to 2016, partially offset by a 2.8 percentage point decrease in occupancy rate. Room expenses increased by 33.2% for 2017 as compared to 2016, primarily due to the acquisition of Palms, as well as increases in employee expenses.
Other. Other primarily includes revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues for 2018 increased by 8.5% to $100.9 million as compared to $93.0 million for 2017. Other expenses for 2018 increased by 20.1% as compared to 2017. The increases in other revenues and other expenses were primarily due to additional entertainment offerings.
Other revenues for 2017 increased by 26.1% to $93.0 million as compared to $73.7 million for 2016, primarily due to the inclusion of a full year of revenues associated with Palms. Other expenses for 2017 increased by 31.5% as compared to 2016, commensurate with the increase in revenue.
Management Fee Revenue. Management fee revenue is based on the operating results of our managed properties and primarily represents fees earned from our management agreements with Native American tribes. For 2018, management fee revenue decreased to $87.6 million as compared to $118.5 million for 2017 due to the expiration of the Gun Lake management agreement in February 2018. The Gun Lake management agreement produced $4.3 million, $46.1 million and $40.5 million of the total management fee revenue for 2018, 2017 and 2016, respectively. Partially offsetting this decrease was an increase of 18.7% in management fee revenue from Graton Resort for 2018 as compared to 2017, due to improved operating performance and an increase in the management fee percentage from 24% to 27% as of November 2017.
For 2017, management fee revenue increased to $118.5 million as compared to $111.5 million for 2016 due to improved results at both Graton Resort and Gun Lake, primarily due to higher slot and table games revenue at both properties. Graton Resort opened an expansion in the fourth quarter of 2016, and Gun Lake completed a casino expansion in 2017.
Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Management fee revenue for 2018, 2017 and 2016 included $5.2 million, $6.6 million and $8.9 million in reimbursable costs, respectively.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 2.5% to $390.5 million for 2018 as compared to $380.9 million for 2017, primarily due to higher employee-related expenses, partially offset by decreased rent expense as a result of the termination of two related party land leases in April 2017.
SG&A expenses increased by 16.4% to $380.9 million for 2017 as compared to $327.3 million for 2016. The increase was primarily due to a full year of operations at Palms, as well as higher employee expenses. These increases were partially offset by decreased rent expense due to the related party lease termination discussed further below and decreased advertising and promotions expense for 2017 as compared to 2016.
Depreciation and Amortization.  Depreciation and amortization expense for 2018 increased to $180.3 million as compared to $178.2 million for 2017. The increase was primarily due to higher depreciation expense for Palms and Palace Station due to assets placed into service during 2018, partially offset by lower amortization expense for the Gun Lake management agreement intangible asset as well as accelerated depreciation in 2017 for Palace Station. Depreciation and amortization expense for 2017 increased to $178.2 million as compared to $156.7 million for 2016, primarily due to a full year of depreciation and amortization expense associated with Palms, as well as accelerated depreciation related to the upgrade and expansion at Palace Station and the Palms redevelopment.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, preopening and redevelopment, innovation and development costs, severance and non-routine expenses. For 2018, write-downs and other charges, net totaled $34.7 million. Of that amount, Palms redevelopment expenses totaled $19.0 million and included various expenses associated with the brand repositioning campaign and the grand opening of the first phase of the project in May 2018, as well as preopening related to new restaurants, nightclubs, bars and other amenities. For 2017, write-downs and other charges, net totaled $29.6 million, including $11.3 million of losses on disposal of assets, net related to the redevelopment of Palms. For 2016, write-downs and other charges, net totaled $24.6 million, which included transaction-related costs of $9.7 million. Transaction-related costs represent IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment acquisition.
Tax Receivable Agreement Liability Adjustment.  In connection with the IPO, we entered into the TRA with certain pre-IPO owners of Station Holdco. The TRA requires us to make future payments to the pre-IPO owners of 85% of realized tax benefits related to exchanges of LLC Units for Class A common stock. We recorded a liability related to the expected future

TRA payments based on the corporate tax rate then applicable. From time to time, our liability under the TRA is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Consolidated Statements of Income.
During 2018, we paid a total of $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA. As a result, our liability under the TRA was reduced by $119.2 million, and we recognized nontaxable income of $90.4 million. In December 2017, the Tax Cuts and Jobs Act decreased the corporate tax rate from 35% to 21%, which reduced the tax benefits we expect to realize related to exchanges by pre-IPO owners and therefore decreased our obligation under the TRA. The $116.5 million net reduction of the TRA liability during 2017 is the result of a $135.1 million decrease due to the new tax rate, partially offset by increases related to exchanges.
Related Party Lease Termination.  In April 2017, we purchased entities that own certain land on which Texas Station and Boulder Station are located for cash consideration of $120.0 million. The land was previously leased under long-term operating leases with a related party lessor. Concurrently with the land acquisition, we assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the related party lessor. As a result, we recognized a charge of $100.3 million in related party lease termination costs during 2017, which was an amount equal to the difference between the aggregate consideration paid and the fair value of the net assets acquired, including the land and residual interests and the assumed lease obligation. Annual rent expense decreased by approximately $7.1 million as a result of the land acquisition.
Asset Impairment. In 2017, we recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. The sale was completed in the second quarter of 2018.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest cost, net of interest income	$134,998	$115,346	$122,697
Amortization of debt discount and debt issuance costs	16,149	17,206	17,492
Capitalized interest	(8,048)	(1,110)	—
Interest expense, net	$143,099	$131,442	$140,189
Interest expense, net, for 2018 was $143.1 million as compared to $131.4 million for 2017. The increase in interest expense, net was due to higher outstanding indebtedness and higher interest rates, partially offset by higher capitalized interest and the amortization of previously deferred gains on interest rate swaps. Interest expense, net, for 2018 also included an immaterial out-of-period adjustment related to our corporate office lease obligation that increased interest expense by $9.3 million. See Note 11 to the Consolidated Financial Statements for additional information about our long-term debt.
Interest expense, net, for 2017 was $131.4 million as compared to $140.2 million for 2016. The decrease in interest expense, net was primarily a result of credit facility repricings, the redemption of the 7.50% Senior Notes and the repayment of the $105 million loan under which Station LLC’s wholly-owned subsidiary, CV Propco, LLC, was the borrower (the “Restructured Land Loan”). As a result of these changes in our indebtedness, the weighted-average interest rate on our outstanding debt decreased, which was partially offset by the impact of an increase in our outstanding indebtedness, including the issuance of the 5.00% Senior Notes in September 2017.
Interest expense, net, also included the impact of our interest rate swaps for which hedge accounting was previously elected. In June 2017, we dedesignated our existing interest rate swaps and discontinued hedge accounting. For 2017 and 2016, interest rate swaps increased our interest expense by $1.2 million and $5.1 million, respectively. These amounts included deferred gains and losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive income into interest expense. See Note 12 to the Consolidated Financial Statements for additional information on our interest rate swaps.
Loss on Extinguishment/Modification of Debt, net. During 2017, we recognized a $16.9 million net loss on extinguishment/modification of debt. This included losses on extinguishment/modification of debt of $27.2 million related to the redemption of the 7.50% Senior Notes and $4.7 million related to credit facility amendments completed throughout the year, partially offset by a $14.9 million gain on debt extinguishment related to the Restructured Land Loan. During 2016, we recognized a $7.3 million loss on extinguishment/modification of debt, primarily related to the refinancing of Station LLC’s credit facility. As a result of the refinancing, Station LLC recognized a $6.6 million loss on extinguishment/modification of debt related to the extinguished portion of the debt.
Change in Fair Value of Derivative Instruments. During 2018 and 2017, we recognized $12.4 million and $14.1 million, respectively, in net gains on the change in fair value of our interest rate swaps. The gains were primarily due to upward movements in interest rates and the forward yield curve as well as our election to no longer apply hedge accounting beginning July 2017.
Provision for Income Tax. Income tax expense totaled $23.9 million, $134.8 million and $8.2 million for 2018, 2017 and 2016, respectively. The provision for income taxes in 2017 included the unfavorable impacts of the Tax Cuts and Jobs Act due to the remeasurement of our U.S. federal deferred tax assets and liabilities to apply the new 21% federal tax rate.
We were formed on September 9, 2015 and did not engage in any operations prior to the IPO. We first filed tax returns for tax year 2016, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes.
At December 31, 2018 we held an economic interest of approximately 59.8% in Station Holdco, which holds all of the economic interests in Station LLC. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for taxes on the noncontrolling interests’ share of Station Holdco’s taxable income.
We have been notified that our 2016 tax returns and those of Station Holdco will be examined by the Internal Revenue Service. We believe that we have taken sustainable positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from our expected outcome and that will impact the provision for income taxes.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests primarily represents the portion of net income attributable to the ownership interest in Station Holdco not held by us. For periods prior to February 2018, net income attributable to noncontrolling interests also included the portion of MPM Enterprises, LLC’s (“MPM”) net income that was not attributable to us. Net income attributable to noncontrolling interests for 2018, 2017 and 2016 was $61.9 million, $28.1 million and $64.0 million, respectively. Net income attributable to noncontrolling interests for 2017 was directly affected by the related party lease termination described above.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Year Ended December 31,
	2018	2017	2016
Net revenues
Las Vegas operations	$1,588,003	$1,518,442	$1,359,510
Native American management	87,009	117,968	110,962
Reportable segment net revenues	1,675,012	1,636,410	1,470,472
Corporate and other	6,018	5,729	5,288
Net revenues	$1,681,030	$1,642,139	$1,475,760

Net income	$219,480	$63,533	$155,964
Adjustments
Depreciation and amortization	180,255	178,217	156,668
Share-based compensation	11,289	7,922	6,893
Write-downs and other charges, net	34,650	29,584	24,591
Tax receivable agreement liability adjustment	(90,638)	(139,300)	739
Related party lease termination	—	100,343	—
Asset impairment	—	1,829	—
Interest expense, net	143,099	131,442	140,189
Loss on extinguishment/modification of debt, net	—	16,907	7,270
Change in fair value of derivative instruments	(12,415)	(14,112)	(87)
Adjusted EBITDA attributable to MPM noncontrolling interest	(962)	(15,262)	(14,675)
Provision for income tax	23,875	134,786	8,243
Other	329	1,357	(1,088)
Adjusted EBITDA	$508,962	$497,246	$484,707

Adjusted EBITDA
Las Vegas operations	$457,379	$433,640	$423,957
Native American management	80,795	95,897	87,259
Reportable segment Adjusted EBITDA	538,174	529,537	511,216
Corporate and other	(29,212)	(32,291)	(26,509)
Adjusted EBITDA	$508,962	$497,246	$484,707

The year-over-year changes in Adjusted EBITDA are due to the factors described under Results of Operations above, including the decrease in Native American management fees and the ongoing construction disruption at Palms and Palace Station.
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
At December 31, 2018, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.2 million, an income tax receivable of $0.1 million and a net deferred tax asset of $111.8 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.6 million of other net current liabilities. At December 31, 2017, the Holding Company had cash of $22.7 million, an income tax receivable of $0.3 million and a net deferred tax asset of $132.7 million, offset by liabilities that are solely the Holding Company’s, consisting of a $141.9 million liability under the TRA and $0.8 million of other net current liabilities.
For the year ended December 31, 2018, the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company had net income of $62.9 million, which primarily included income of $90.6 million from TRA liability adjustments, offset by SG&A expenses of $3.9 million and provision for income tax of $23.9 million. For 2017, the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company incurred a net loss of $3.9 million, which included SG&A expenses of $8.5 million, provision for income tax of $134.8 million and a benefit of $139.3 million primarily related to the impact of tax reform on our obligations under the TRA.
Financial Condition, Capital Resources and Liquidity
The following financial condition, capital resources and liquidity discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and issuances of debt and equity, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A. Risk Factors.
At December 31, 2018, we had $114.6 million in cash and cash equivalents, and Station LLC’s borrowing availability under its credit facility, subject to continued compliance with its terms, was $498.9 million, which was net of $245.0 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations. On February 8, 2019, we amended Station LLC’s credit facility to, among other things, (i) increase the borrowing availability under the revolving credit facility by $115.0 million to $896.0 million and (ii) for consenting lenders under the term loan A facility and the revolving credit facility, extend the maturity date for their portion of such facilities by an additional year and reduce the interest rate thereunder by 25 basis points.
Our anticipated uses of cash for 2019 include (i) approximately $350.0 million to $400.0 million for maintenance and investment capital expenditures, including amounts related to the redevelopment of Palms, (ii) required principal and interest payments on Station LLC’s indebtedness, totaling approximately $33.9 million and $134.9 million, respectively, (iii) $57.3 million for the purchase of the leased land on which Wild Wild West is located, and (iv) dividends to our Class A common stockholders and distributions to noncontrolling interest holders of Station Holdco, including approximately $11.7 million to be paid in March 2019.

We are obligated to make payments under the TRA, which is described in Note 16 to the Consolidated Financial Statements. At December 31, 2018, such obligations with respect to previously consummated transactions totaled $24.9 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments. See Contractual Obligations for additional information about the estimated amounts and timing of payments under the TRA.
From time to time, we may seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In February 2019, our Board of Directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors.
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
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by (used in):
Operating activities	$346,007	$289,960	$346,433
Investing activities	(606,682)	(281,653)	(441,944)
Financing activities	144,189	90,284	115,041
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
Net cash provided by operating activities for the year ended December 31, 2018 totaled $346.0 million, compared to $290.0 million for 2017. Operating cash flows for 2017 were negatively impacted by $97.2 million paid for the related party lease termination described under Results of Operations above, while operating cash flows for 2018 were impacted by a $41.8 million decrease in management fees due to the expiration of the Gun Lake management agreement in February 2018.
For 2017, net cash provided by operating activities totaled $290.0 million, compared to $346.4 million for 2016. Operating cash flows were negatively impacted by $97.2 million paid for the related party lease termination described under Results of Operations above and additional costs associated with being a public company. These negative impacts were partially offset by operating results from Palms, which we acquired in October 2016, as well as improved operating results from our properties and our Native American managed properties as described under Results of Operations above.

Cash flows from operating activities for all periods presented reflect normal fluctuations in our working capital accounts.
Cash Flows from Investing Activities
During 2018, 2017 and 2016, we paid $579.3 million, $248.4 million and $162.4 million, respectively, for capital expenditures, which were primarily related to various renovation projects, including the redevelopment of Palms and the upgrade and expansion project at Palace Station, as well as the purchase of slot machines and related gaming equipment. During 2018, we paid $36.1 million for land held for development. During 2017, we paid $23.4 million to a related party to purchase the land subject to the ground leases on which each of Boulder Station and Texas Station is located. During 2016, we paid $303.7 million, net of cash received, for the acquisition of Palms. Also during 2016, Fertitta Entertainment sold a consolidated subsidiary, which held an aircraft and related debt, to a related party for $8.0 million in cash and collected $18.3 million of related party notes. In addition, during 2018, 2017 and 2016, we paid $0.7 million, $2.5 million and $2.7 million, respectively, in reimbursable advances for the North Fork Project.
Cash Flows from Financing Activities
During 2018, we incurred net borrowings under the revolving credit facility of $245.0 million, which were primarily used to fund capital expenditures. We paid $27.7 million in dividends to Class A common shareholders and $19.9 million in cash distributions, primarily to the noncontrolling interest holders of Station Holdco. During 2018, we also paid $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA as described in Note 16 to the Consolidated Financial Statements.
During 2017, we completed an aggregate $531.9 million upsizing and repricing of Station LLC’s credit facility and issued $550.0 million in aggregate principal amount of 5.00% Senior Notes. We paid fees and costs related to the credit facility amendments and 5.00% Senior Notes issuance of $24.6 million and $6.6 million, respectively. During the same period we paid $105.1 million in full settlement of the outstanding principal owed under the Restructured Land Loan and to acquire outstanding warrants of CV Propco and NP Tropicana. In addition, we redeemed all $500.0 million of the 7.50% Senior Notes and paid redemption premiums totaling $18.8 million. During the same period, we paid $27.0 million in dividends to Class A common shareholders and $38.3 million in cash distributions, consisting of $26.5 million paid to the noncontrolling interest holders of Station Holdco and $11.8 million paid by MPM to its noncontrolling interest holders.
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
In 2016, Station LLC entered into a new credit facility, the proceeds of which were used to repay the principal balance outstanding under its prior credit facility and to pay related fees and costs totaling $37.6 million. In 2016, we paid $10.6 million in dividends to Class A common shareholders and we paid $125.5 million in distributions, of which $11.1 million represented distributions to noncontrolling interest holders of MPM. In 2016, we also paid $7.3 million to terminate an interest rate swap concurrently with entering into the credit facility, and we paid $6.0 million to the noncontrolling interest holders of MPM related to a note payable.
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
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility and measure as of the end of each quarter. As most recently amended in February 2019, these financial ratio covenants include an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the credit facility, ranging from 6.50 to 1.00 at December 31, 2018 to 5.25 to

1.00 at December 31, 2021 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the term loan B facility if the lenders providing the term loan A facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2018, Station LLC’s interest coverage ratio was 4.40 to 1.00 and its consolidated total leverage ratio was 5.00 to 1.00, both as defined in the credit facility. We believe Station LLC was in compliance with all applicable covenants at December 31, 2018.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 12 to the Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2018, we had outstanding letters of credit and similar obligations totaling $37.1 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2018 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$33,894	$178,724	$2,113,290	$582,499	$2,908,407
Interest on long-term debt and interest rate swaps (b)	134,906	271,757	187,050	58,311	652,024
Operating leases (c)	5,387	5,607	1,791	44,598	57,383
Construction contracts (d)	149,201	—	—	—	149,201
Obligation under the tax receivable agreement (e)	—	1,228	2,282	21,438	24,948
Other (f)	115,633	25,182	1,001	—	141,816
Total contractual obligations	$439,021	$482,498	$2,305,414	$706,846	$3,933,779
___________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at December 31, 2018. Additional information about Station LLC’s long-term debt is included in Note 11 to the Consolidated Financial Statements.

(b)
Includes contractual interest payments on fixed and variable rate long-term debt outstanding at December 31, 2018 based on outstanding amounts and interest rates in effect at that date, and projected cash payments on our interest rate swaps.

(c)	Does not include Wild Wild West land lease payments beyond one year due to the exercise of our option to purchase the land for $57.3 million.

(d)	Includes $138.1 million in commitments related to the redevelopment of Palms.

(e)
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of the taxable income we generate each year and the tax rate then applicable.

(f)
Includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts, equipment purchase obligations and other long-term obligations. Payments due in less than one year include the Wild Wild West land purchase price.

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

Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities, as well as regulation by gaming authorities in the other jurisdictions in which we operate, including the NIGC, the California Gambling Control Commission and the Federated Indians of Graton Rancheria Gaming Commission. We will also be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began on February 4, 2019, and we are not aware of any specific proposals to increase gaming taxes. There are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the current legislative session or in the future.
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
Property and Equipment. At December 31, 2018, the carrying amount of our property and equipment was approximately $3.0 billion, which represents approximately 75.1% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
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
At December 31, 2018, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our 2018 annual goodwill testing date, the estimated fair values of each of our properties exceeded their respective carrying amounts. If the fair value of any of our properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2018, the carrying amount of our indefinite-lived intangible assets totaled approximately $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets. The fair values of certain of our properties’ indefinite-lived intangible assets is highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
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
Native American Development Costs. We incur certain costs associated with our development and management agreements with Native American tribes which are reimbursable by the tribes, and we capitalize these costs as long-term assets. The assets are typically transferred to the tribes at such time as the tribes secure third-party financing, or the gaming facility is completed. We earn a return on the costs incurred for the acquisition and development of Native American projects. Due to the uncertainty surrounding the timing and amount of the stated return, we recognize the return on a cash basis. Development costs and the related return are typically repaid by the tribes from a project’s third-party financing or from operating cash flows of the casino after opening. Accordingly, the recoverability of our development costs is highly dependent upon the tribes’ success in obtaining third-party financing and our ability to operate the project successfully upon its completion. Our evaluation of the recoverability of our Native American development costs requires us to apply a significant amount of judgment.
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
Player Rewards Program
We have a player rewards program (the “Rewards Program”) which allows customers to earn points based on their gaming activity and their non-gaming purchases. Loyalty points may be redeemed at all of our Las Vegas area properties for cash, slot play, food and beverage at any of our restaurants and bars, rooms, entertainment and merchandise. When guests earn points under the Rewards Program, we record a liability for our future performance obligations, measured at the redemption value of earned loyalty points that we believe will ultimately be redeemed. The recognition of the point liability primarily reduces casino revenue. When points are redeemed for cash, the Rewards Program point liability is reduced for the amount of cash paid out. When points are redeemed for slot play, food, beverage, rooms, entertainment and merchandise, revenues are recognized when the goods or services are provided, and such revenues are classified based on the type of goods or services provided with a corresponding reduction to the point liability.
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
Derivative Instruments
We enter into interest rate swaps to hedge our exposure to variability in expected future cash flows related to interest payments on our debt. We recognize our derivative instruments at fair value on our Consolidated Balance Sheets as either assets or liabilities. The fair values of interest rate swaps are subject to significant estimation and a high degree of variability between reporting periods. A description of the assumptions we used in estimating the fair values of our interest rate swaps is included in

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The accounting for changes in the fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. At December 31, 2018 and 2017, none of our interest rate swaps were designated as cash flow hedges.
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
We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
We determined that no liability for unrecognized tax benefits for uncertain tax positions was required to be recorded at December 31, 2018. In addition, we do not believe that we have any tax positions for which it is reasonably possible that we will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
Interest and penalties related to income taxes are included in our income tax provision. We have incurred no interest or penalties related to income taxes in any of the periods presented.

Tax Receivable Agreement with Related Parties
In connection with the IPO, we entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires us to make payments to such holders for 85% of the tax benefits we realize by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At December 31, 2018, our liability under the TRA with respect to previously consummated transactions was $24.9 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial.
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
The TRA will remain in effect until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA. The TRA will also terminate if we breach our obligations under the TRA or upon certain mergers, asset sales or other forms of business combinations, or other changes of control. If we exercise our right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, our payment obligations would be accelerated based upon certain assumptions, including the assumption that we would have sufficient future taxable income to utilize such tax benefits, and may substantially exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.

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
At December 31, 2018, $2.3 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 2.00% to 2.50%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our credit facility ranged from 2.50% to 2.53%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2018. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2018, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $7.9 million, after giving effect to our interest rate swaps.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. At December 31, 2018, our interest rate swaps had a combined notional amount of $1.5 billion and a weighted-average fixed pay rate of 1.46%. This rate will increase to 1.94% over the exposure period ending in July 2021.
Certain of our interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Although we no longer apply hedge accounting to these interest rate swaps, they continue to meet our risk management objectives by achieving fixed cash flows attributable to interest payments on the debt principal being hedged. See Note 12 to the Consolidated Financial Statements for detailed information about our interest rate swaps. We do not use derivative financial instruments for trading or speculative purposes.
Interest rate movements affect the fair value of our interest rate swaps. The fair values of our interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods and changes in the fair values of our interest rate swaps are recognized in our Consolidated Statements of Income in the period of change. In addition, we are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at December 31, 2018.
Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2018 (dollars in millions):

	Expected maturity date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$1.5	$1.0	$1.1	$1.2	$1.4	$582.5	$588.7	$525.4
Weighted-average interest rate	6.44%	6.70%	6.70%	6.70%	6.70%	5.10%

Variable rate (a)	$32.4	$79.4	$97.2	$519.3	$1,591.4	$—	$2,319.7	$2,240.1
Weighted-average interest rate	4.82%	4.94%	4.96%	4.57%	5.03%	—%
____________________________________

(a)	Based on variable interest rates and margins in effect at December 31, 2018.
Following is information about the combined notional amount and weighted-average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the combined net asset at December 31, 2018 (dollars in millions):

	Expected maturity date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair value (c)
Interest rate swaps:
Notional amount	$127.3	$156.2	$1,250.0	$—	$—	$—	$1,533.5	$23.9
Fixed interest rate payable (a)	1.59%	1.83%	1.94%	—%	—%	—%
Variable interest rate receivable (b)	2.39%	2.39%	2.39%	—%	—%	—%
____________________________________

(a)	Represents the weighted-average fixed interest rate payable on our interest rate swaps.

(b)	Represents the variable receive rate in effect at December 31, 2018.

(c)	Excludes accrued interest.
Additional information about our long-term debt and interest rate swaps is included in Notes 11 and 12 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders'/members’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2. (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for its revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606).”
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
Las Vegas, Nevada
February 26, 2019

RED ROCK RESORTS, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$114,607	$231,465
Restricted cash	3,651	3,279
Receivables, net	51,291	48,730
Income tax receivable	65	256
Inventories	14,910	12,572
Prepaid gaming tax	23,422	21,597
Prepaid expenses and other current assets	34,417	19,373
Assets held for sale	19,602	4,290
Total current assets	261,965	341,562
Property and equipment, net	3,012,405	2,542,111
Goodwill	195,676	195,676
Intangible assets, net	117,220	128,000
Land held for development	193,686	177,182
Investments in joint ventures	8,903	10,133
Native American development costs	17,970	17,270
Deferred tax asset, net	111,833	132,731
Other assets, net	89,868	75,456
Total assets	$4,009,526	$3,620,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,896	$21,626
Accrued interest payable	7,418	10,611
Other accrued liabilities	266,474	182,903
Current portion of payable pursuant to tax receivable agreement	—	17
Current portion of long-term debt	33,894	30,094
Total current liabilities	333,682	245,251
Long-term debt, less current portion	2,821,465	2,587,728
Deficit investment in joint venture	2,212	2,235
Other long-term liabilities	10,224	11,289
Payable pursuant to tax receivable agreement, net of current portion	24,948	141,906
Total liabilities	3,192,531	2,988,409
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 69,662,590 and 68,897,563 shares issued and outstanding at December 31, 2018 and 2017, respectively	697	689
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,884,413 and 47,264,413 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	361,970	349,430
Retained earnings	155,869	26,138
Accumulated other comprehensive income	1,083	2,473
Total Red Rock Resorts, Inc. stockholders’ equity	519,620	378,731
Noncontrolling interest	297,375	252,981
Total stockholders’ equity	816,995	631,712
Total liabilities and stockholders’ equity	$4,009,526	$3,620,121

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Operating revenues:
Casino	$940,483	$886,206	$814,218
Food and beverage	381,197	365,448	330,488
Room	170,824	179,041	145,810
Other	100,912	92,967	73,724
Management fees	87,614	118,477	111,520
Net revenues	1,681,030	1,642,139	1,475,760
Operating costs and expenses:
Casino	326,980	311,086	273,443
Food and beverage	340,212	326,069	291,224
Room	78,440	81,768	61,410
Other	48,431	40,332	30,661
Selling, general and administrative	390,492	380,930	327,313
Depreciation and amortization	180,255	178,217	156,668
Write-downs and other charges, net	34,650	29,584	24,591
Tax receivable agreement liability adjustment	(90,638)	(139,300)	739
Related party lease termination	—	100,343	—
Asset impairment	—	1,829	—
	1,308,822	1,310,858	1,166,049
Operating income	372,208	331,281	309,711
Earnings from joint ventures	2,185	1,632	1,913
Operating income and earnings from joint ventures	374,393	332,913	311,624
Other (expense) income:
Interest expense, net	(143,099)	(131,442)	(140,189)
Loss on extinguishment/modification of debt, net	—	(16,907)	(7,270)
Change in fair value of derivative instruments	12,415	14,112	87
Other	(354)	(357)	(45)
	(131,038)	(134,594)	(147,417)
Income before income tax	243,355	198,319	164,207
Provision for income tax	(23,875)	(134,786)	(8,243)
Net income	219,480	63,533	155,964
Less: net income attributable to noncontrolling interests	61,939	28,110	64,012
Net income attributable to Red Rock Resorts, Inc.	$157,541	$35,423	$91,952

Earnings per common share (Note 19):
Earnings per share of Class A common stock, basic	$2.28	$0.53	$1.04
Earnings per share of Class A common stock, diluted	$1.77	$0.42	$1.03

Weighted-average common shares outstanding:
Basic	69,115	67,397	34,141
Diluted	116,859	115,930	34,285

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$219,480	$63,533	$155,964
Other comprehensive (loss) income, net of tax:
(Loss) gain on interest rate swaps:
Unrealized (loss) gain arising during period	—	(1,025)	5,726
Reclassification into income	(2,442)	658	4,973
(Loss) gain on interest rate swaps recognized in other comprehensive (loss) income	(2,442)	(367)	10,699
(Loss) gain on available-for-sale securities:
Unrealized gain arising during period	—	8	135
Reclassification into income	—	(120)	—
(Loss) gain on available-for-sale securities recognized in other comprehensive (loss) income	—	(112)	135
Minimum pension liability adjustment, net	(310)	(165)	5
Other comprehensive (loss) income, net of tax	(2,752)	(644)	10,839
Comprehensive income	216,728	62,889	166,803
Less: comprehensive income attributable to noncontrolling interests	60,610	27,649	69,950
Comprehensive income attributable to Red Rock Resorts, Inc.	$156,118	$35,240	$96,853

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (amounts in thousands)

	Station Holdco Combined Members’ Equity
			Red Rock Resorts, Inc. Stockholders’ Equity
			Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ / members’ equity
	Controlling members’ equity	Noncontrolling interest	Class A		Class B
			Shares	Amount	Shares	Amount
Balances, December 31, 2015	$552,924	$20,785	—	$—	—	$—	$—	$—	$—	$—	$573,709
Cumulative-effect adjustment from adoption of new accounting standard for revenue recognition (Note 2)	(6,835)	—	—	—	—	—	—	—	—	—	(6,835)
Activity prior to the IPO and reorganization transactions:
Net income	63,492	3,007	—	—	—	—	—	—	—	—	66,499
Other comprehensive income	18	—	—	—	—	—	—	—	—	—	18
Share-based compensation	542	—	—	—	—	—	—	—	—	—	542
Distributions	(83,883)	(3,567)	—	—	—	—	—	—	—	—	(87,450)
Effects of the IPO and reorganization transactions:
Effects of the reorganization transactions	(526,258)	(20,225)	—	—	—	—	531,543	—	(5,285)	20,225	—
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	—	29,512	295	—	—	531,654	—	—	—	531,949
Issuance of Class B common stock	—	—	—	—	80,562	1	—	—	—	—	1
Purchase of LLC Units from Continuing Owners — deemed distribution	—	—	—	—	(6,136)	—	(112,474)	—	—	—	(112,474)
Issuance of Class A common stock in exchange for LLC Units	—	—	11,747	117	—	—	(117)	—	—	—	—
Purchase of Fertitta Entertainment — deemed distribution	—	—	—	—	—	—	(389,650)	—	—	—	(389,650)
Issuance of restricted stock awards	—	—	190	2	—	—	(2)	—	—	—	—
Recognition of tax receivable agreement liability	—	—	—	—	—	—	(44,475)	—	—	—	(44,475)
Net deferred tax assets resulting from the reorganization transactions	—	—	—	—	—	—	30,835	—	364	—	31,199
Allocation of equity to noncontrolling interests in Station Holdco	—	—	—	—	—	—	(361,812)	—	3,411	358,401	—
Activity subsequent to the IPO and reorganization transactions:
Net income	—	—	—	—	—	—	—	28,460	—	61,005	89,465
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4,883	5,938	10,821
Share-based compensation	—	—	—	—	—	—	1,975	—	—	1,448	3,423
Distributions	—	—	—	—	—	—	—	—	—	(38,052)	(38,052)
Dividends	—	—	—	—	—	—	—	(10,688)	—	—	(10,688)
Forfeitures of restricted stock awards, net of issuances	—	—	(19)	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	—	—	(7)	—	—	—	(157)	—	—	—	(157)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (continued) (amounts in thousands)

	Station Holdco Combined Members’ Equity
			Red Rock Resorts, Inc. Stockholders’ Equity
			Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ / members’ equity
	Controlling members’ equity	Noncontrolling interest	Class A		Class B
			Shares	Amount	Shares	Amount
Exchanges of noncontrolling interests for Class A common stock	—	—	24,470	244	(24,470)	—	126,698	—	—	(126,942)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	(213,247)	—	—	—	(213,247)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	223,000	—	—	—	223,000
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	—	—	2,192	—	(915)	(1,277)	—
Balances, December 31, 2016	$—	$—	65,893	$659	49,956	$1	$325,962	$17,772	$2,458	$280,746	$627,598
Net income	—	—	—	—	—	—	—	35,423	—	28,110	63,533
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(183)	(461)	(644)
Share-based compensation	—	—	—	—	—	—	8,000	—	—	—	8,000
Distributions	—	—	—	—	—	—	—	—	—	(38,290)	(38,290)
Dividends	—	—	—	—	—	—	—	(27,057)	—	—	(27,057)
Issuance of restricted stock awards, net of forfeitures	—	—	188	2	—	—	(2)	—	—	—	—
Repurchases of Class A common stock	—	—	(3)	—	—	—	(93)	—	—	—	(93)
Stock option exercises	—	—	128	1	—	—	2,500	—	—	—	2,501
Exchanges of noncontrolling interests for Class A common stock	—	—	2,692	27	(2,692)	—	14,510	—	228	(14,765)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	(22,761)	—	—	—	(22,761)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	24,291	—	—	—	24,291
Tax effects resulting from stock option exercises	—	—	—	—	—	—	(882)	—	—	—	(882)
Acquisition of subsidiary noncontrolling interests	—	—	—	—	—	—	2,850	—	—	(7,334)	(4,484)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	—	—	(4,945)	—	(30)	4,975	—
Balances, December 31, 2017	$—	$—	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	—	—	157,541	—	61,939	219,480
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,423)	(1,329)	(2,752)
Share-based compensation	—	—	—	—	—	—	11,343	—	—	—	11,343
Distributions	—	—	—	—	—	—	—	—	—	(19,940)	(19,940)
Dividends	—	—	—	—	—	—	—	(27,810)	—	—	(27,810)
Issuance of restricted stock awards, net of forfeitures	—	—	122	1	—	—	(1)	—	—	—	—

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (continued) (amounts in thousands)

	Station Holdco Combined Members’ Equity
			Red Rock Resorts, Inc. Stockholders’ Equity
			Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ / members’ equity
	Controlling members’ equity	Noncontrolling interest	Class A		Class B
			Shares	Amount	Shares	Amount
Repurchases of Class A common stock	—	—	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	—	—	273	3	—	—	5,378	—	—	—	5,381
Exchanges of noncontrolling interests for Class A common stock	—	—	380	4	(380)	—	2,149	—	21	(2,174)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	(2,528)	—	—	—	(2,528)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	—	—	2,675	—	—	—	2,675
Tax effects resulting from stock option exercises	—	—	—	—	—	—	(259)	—	—	—	(259)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	—	—	(5,910)	—	12	5,898	—
Balances, December 31, 2018	$—	$—	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$219,480	$63,533	$155,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,255	178,217	156,668
Change in fair value of derivative instruments	(12,415)	(14,112)	(87)
Reclassification of unrealized (gain) loss on derivative instruments into income	(2,929)	1,176	5,066
Write-downs and other charges, net	3,519	19,783	6,156
Tax receivable agreement liability adjustment	(90,638)	(139,300)	739
Asset impairment	—	1,829	—
Amortization of debt discount and debt issuance costs	16,149	17,206	17,492
Interest—paid in kind	—	—	2,130
Share-based compensation	11,289	7,922	6,893
Settlement of liability-classified equity awards	—	—	(18,739)
Earnings from joint ventures	(2,185)	(1,632)	(1,913)
Distributions from joint ventures	2,033	961	1,334
Loss on extinguishment/modification of debt, net	—	16,907	7,270
Deferred income tax	23,860	136,156	6,993
Changes in assets and liabilities:
Receivables, net	(2,054)	(4,610)	(3,492)
Interest on related party notes receivable	—	—	(247)
Inventories and prepaid expenses	(17,749)	(6,999)	(510)
Accounts payable	2,677	(1,184)	8,934
Accrued interest payable	(3,193)	(5,148)	2,460
Income tax payable/receivable, net	191	7,790	(8,250)
Other accrued liabilities	13,619	6,644	100
Other, net	4,098	4,821	1,472
Net cash provided by operating activities	346,007	289,960	346,433
Cash flows from investing activities:
Capital expenditures, net of related payables	(579,287)	(248,427)	(162,377)
Acquisition of land held for development	(36,106)	—	—
Acquisition of land from related party	—	(23,440)	—
Business acquisition, net of cash received	—	—	(303,734)
Proceeds from asset sales	4,702	1,045	11,094
Proceeds from repayment of related party note receivable	—	—	18,330
Distributions in excess of earnings from joint ventures	1,359	1,038	1,015
Native American development costs	(702)	(2,469)	(2,704)
Net settlement of derivative instruments	9,842	585	—
Other, net	(6,490)	(9,985)	(3,568)
Net cash used in investing activities	(606,682)	(281,653)	(441,944)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	440,000	805,592	1,872,500
Payments under credit agreements with original maturity dates greater than three months	(222,743)	(635,874)	(1,517,547)
Payments under credit agreements with original maturity dates of three months or less, net	—	—	(53,900)
Proceeds from issuance of 5.00% Senior Notes	—	550,000	—
Redemption of 7.50% Senior Notes	—	(500,000)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discount and offering costs	—	—	531,949
Purchase of LLC Units from existing owners—deemed distribution	—	—	(112,474)
Purchase of Fertitta Entertainment—deemed distribution	—	—	(389,149)
Cash paid for early extinguishment of debt	—	(18,776)	—
Proceeds from exercise of stock options	5,381	2,501	—
Distributions to members and noncontrolling interests	(19,940)	(38,290)	(125,502)
Dividends	(27,698)	(26,980)	(10,645)
Payment of debt issuance costs	—	(31,419)	(39,815)
Payments on derivative instruments with other-than-insignificant financing elements	—	—	(10,831)
Payments on other debt	(823)	(5,180)	(22,288)
Payments on tax receivable agreement liability	(28,865)	—	—
Acquisition of subsidiary noncontrolling interests	—	(4,484)	—
Other, net	(1,123)	(6,806)	(7,257)
Net cash provided by financing activities	144,189	90,284	115,041
(Decrease) increase in cash, cash equivalents and restricted cash	(116,486)	98,591	19,530
Balance, beginning of year	234,744	136,153	116,623
Balance, end of year	$118,258	$234,744	$136,153

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$114,607	$231,465	$133,776
Restricted cash	3,651	3,279	2,377
Balance, end of year	$118,258	$234,744	$136,153

Supplemental cash flow disclosures:
Cash paid for interest, net of $8,048, $1,110 and $0 capitalized, respectively	$124,419	$118,519	$116,314
Cash paid for income taxes, net of refunds received	$(176)	$(9,160)	$9,500
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$112,668	$39,673	$21,375

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

•
Entered into an exchange agreement (the “Exchange Agreement”) with the LLC Unit holders pursuant to which they are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or for cash, at the Company’s election; and

•
Entered into a tax receivable agreement (“TRA”) with the LLC Unit holders, as described in Note 2, that requires the Company to pay 85% of the amount of benefits it realizes as a result of (i) increases in tax basis resulting from the Company’s purchase or exchange of LLC Units and (ii) certain other tax benefits related to the TRA, including tax benefits attributable to payments that the Company is required to make under the TRA itself.

At December 31, 2018, the Company held approximately 60% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is a subchapter C corporation subject to federal income taxes and state income taxes in California and Michigan.
Acquisitions
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
Palms Casino Resort
On October 1, 2016, the Company acquired Palms Casino Resort (“Palms”) in Las Vegas, which offers gaming, lodging accommodations, dining, and entertainment, for $316.4 million. The acquisition was recorded using the acquisition method of accounting and accordingly, results of its operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which were based on management estimates and a third-party appraisal. Transaction costs were expensed as incurred. Pro forma results of operations have not been provided as the acquisition was not material to the Company.
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
The amounts shown in the accompanying consolidated financial statements also include the accounts of MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated VIE that managed a Native American casino in Allegan County, Michigan through February 2018. The financial position and results of operations attributable to third-party holdings of MPM are reported within noncontrolling interest in the consolidated financial statements. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method.
All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value Measurements
For assets and liabilities accounted for or disclosed at fair value, the Company utilizes the fair value hierarchy established by the accounting guidance for fair value measurements and disclosures to categorize the inputs to valuation techniques used to measure fair value into three levels. The three levels of inputs are as follows:
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
Restricted Cash
Restricted cash consists of reserve funds for the Company’s condominium operations at Palms.
Receivables, Net and Credit Risk
The Company’s accounts receivable primarily represent receivables from contracts with customers and consist mainly of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing.
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2018 and 2017, the allowance for doubtful accounts was $2.3 million and $1.2 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of their carrying amount or fair value less cost to sell. At December 31, 2018 and 2017, assets held for sale represented certain undeveloped land in Las Vegas.
Property and Equipment
Property and equipment is initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the estimated useful life of the asset or the lease term, as follows:

Buildings and improvements	10 to 45 years
Furniture, fixtures and equipment	3 to 10 years
Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes which are reimbursable by the tribes. Such costs are capitalized as long-term assets as incurred, and primarily include costs associated with the acquisition and related development of land and the casino facilities. The Company capitalizes interest on Native American development projects when activities are in progress to prepare the asset for its intended use. The assets are typically transferred to the tribe when the tribe secures third-party financing or the gaming facility is completed. Upon transfer of the assets to the tribe, any remaining carrying amount that has not yet been recovered from the tribe is reclassified to a long-term receivable.
The Company earns a return on the costs incurred for the acquisition and development of Native American development projects. Repayment of the advances and the return typically is funded from the tribe’s third-party financing, from the cash flows of the gaming facility, or both. Due to the uncertainty surrounding the timing and amount of the stated return, the Company recognizes the return on a cash basis.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s management contract intangible assets represent the value associated with agreements under which the Company provides management services to various casino properties, primarily Native American casinos which it has developed. The fair values of management contract intangible assets were determined using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. The Company amortizes its management contract intangible assets over their expected useful lives beginning when the property commences operations and management fees are being earned. Should events or changes in circumstances cause the carrying amount of a management contract intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Non-gaming revenues also include the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $206.5 million, $185.6 million and $166.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) that allows customers to earn points based on their gaming activity and non-gaming purchases. Guests may accumulate loyalty points over time that may be redeemed at their discretion under the terms of the Rewards Program. Loyalty points may be redeemed for cash, slot play, food, beverage, rooms, entertainment and merchandise at all of the Company’s Las Vegas area properties.
When guests earn points under the Rewards Program, the Company recognizes a liability for future performance obligations. The Rewards Program point liability represents deferred gaming and non-gaming revenue, which is measured at the redemption value of loyalty points earned under the Rewards Program that management ultimately believes will be redeemed. The recognition of the Rewards Program point liability primarily reduces casino revenue.
When points are redeemed for cash, the point liability is reduced for the amount of cash paid out. When points are redeemed for slot play, food, beverage, rooms, entertainment and merchandise, revenues are recognized when the goods or services are provided, and such revenues are classified based on the type of goods or services provided with a corresponding reduction to the point liability.
The Company’s performance obligation related to its loyalty point liability is generally completed within one year, as a guest’s loyalty point balance is forfeited after six months of inactivity for a local guest and after thirteen months for an out-of-town guest, as defined in the Rewards Program. Loyalty points are generally earned and redeemed continually over time. As a result, the loyalty point liability balance remains relatively constant. The loyalty point liability is presented within Other accrued liabilities on the Consolidated Balance Sheet.
Slot Machine Jackpots
The Company does not accrue base jackpots if it is not legally obligated to pay the jackpot. A jackpot liability is accrued with a related reduction in casino revenue when the Company is obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino costs and expenses in the Consolidated Statements of Income. Gaming tax expense was as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Gaming tax expense	$74,501	$69,429	$63,626
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
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Income. Advertising expense was as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Advertising expense	$24,302	$22,094	$21,144
Write-downs and Other Charges, net
Write-downs and other charges include asset disposals, preopening and redevelopment, innovation and development costs, severance and non-routine expenses. For the years ended December 31, 2018 and 2017, the Company recognized expenses associated with the ongoing redevelopment project at Palms, including the brand repositioning campaign, the grand opening of the first phase of the project in May 2018, and preopening related to new restaurants, nightclubs, bars and other amenities. For the year ended December 31, 2016, write-downs and other charges included expenses related to the IPO transaction, including advisory, legal and other charges that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for those tax positions meeting the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required to be recorded at December 31, 2018 and 2017. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company will recognize interest and penalties related to income taxes, if any, within the provision for income taxes. The Company has incurred no interest or penalties related to income taxes in any of the periods presented.
Tax Receivable Agreement with Related Parties
In connection with the IPO, the Company entered into a TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such parties for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. When an exchange transaction occurs, the Company initially recognizes the related TRA liability through a charge to equity, and any subsequent adjustments to the liability are recorded through the statements of income.
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
The TRA will remain in effect until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the TRA. The TRA will also terminate if the Company breaches its obligations under the TRA or upon certain mergers, asset sales or other forms of business combinations, or other changes of control. If the Company exercises its right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, the Company’s payment obligations would be accelerated based upon certain assumptions, including the assumption that it would have sufficient future taxable income to utilize such tax benefits, and may substantially exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRA.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued and Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for costs of implementing a cloud computing service arrangement. Under the amended guidance, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract will be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amended guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The amended guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance prospectively in the fourth quarter of 2018. The adoption did not have a material impact on the Company’s financial position or results of operations.
In June 2018, the FASB issued accounting guidance that expands the scope of accounting for share-based payment transactions to include those with nonemployees. The amended guidance states that such accounting applies to all share-based payment transactions in which awards are exchanged for goods or services to be used or consumed in a grantor’s own operations. The accounting does not apply to financing transactions or revenue transactions under the new revenue recognition guidance. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2018. The adoption did not have an impact on the Company’s financial position or results of operations.
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
In February 2016, the FASB issued a new accounting standard that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting with the lessee accounting model and with the new revenue recognition guidance issued in 2014. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company will adopt this standard as of the first quarter of 2019 using the modified retrospective transition approach and has elected not to adjust comparative periods presented. The Company has elected to use the package of practical expedients in its transition and accordingly, will not reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company has elected the short-term lease recognition exemption, under which it will not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, and has elected not to apply the use-of-hindsight practical expedient. The Company is in the final stages of implementing changes to its systems and processes for lease accounting and reporting, and is currently finalizing its evaluation of the financial statement impact of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets for operating leases on the opening balance sheet in the period of adoption. The Company does not expect the adoption to have a material impact on the pattern of lease expense recognition in its statements of income or its cash flows.
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
Under the new standard, the historical presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances has been eliminated. Promotional allowances are recorded primarily as reductions to casino revenue based on the standalone selling price of the complimentary goods and services provided. The adoption of the new standard also eliminated the historical practice of reclassifying the total cost associated with complimentaries from the expense line of the department fulfilling the complimentary to the expense line of the department that granted the complimentary to the guest. Under the new standard, revenues and expenses associated with providing complimentaries are classified based on the goods and services provided. When guests earn points under the Rewards Program, the Company recognizes a liability for future performance obligations, which is measured at the redemption value of such points. The recognition of the Rewards Program point liability primarily reduces casino revenue. Previously, the Company recorded a liability for the estimated incremental cost of providing complimentary services earned under the Rewards Program. Additionally, amounts paid for wide area progressive operator fees and mandatory service charges that were previously recorded net in revenue are recorded gross, resulting in an increase in revenue with a corresponding increase in expense.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
	2017			2016
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating revenues:
Casino	$1,048,355	$(162,149)	$886,206	$960,992	$(146,774)	$814,218
Food and beverage	298,707	66,741	365,448	270,619	59,869	330,488
Room	176,585	2,456	179,041	142,858	2,952	145,810
Other	93,695	(728)	92,967	74,208	(484)	73,724
Management fees	118,477	—	118,477	111,520	—	111,520
Gross revenues	1,735,819	(93,680)	1,642,139	1,560,197	(84,437)	1,475,760
Promotional allowances	(120,203)	120,203	—	(107,770)	107,770	—
Net revenues	1,615,616	26,523	1,642,139	1,452,427	23,333	1,475,760
Operating costs and expenses:
Casino	416,863	(105,777)	311,086	368,561	(95,118)	273,443
Food and beverage	211,094	114,975	326,069	185,177	106,047	291,224
Room	72,300	9,468	81,768	54,963	6,447	61,410
Other	35,041	5,291	40,332	26,588	4,073	30,661
Selling, general and administrative (a)	379,246	1,684	380,930	325,694	1,619	327,313
Depreciation and amortization	178,217	—	178,217	156,668	—	156,668
Write-downs and other charges, net	29,584	—	29,584	24,591	—	24,591
Tax receivable agreement liability adjustment	(139,300)	—	(139,300)	739	—	739
Related party lease termination	100,343	—	100,343	—	—	—
Asset impairment	1,829	—	1,829	—	—	—
	1,285,217	25,641	1,310,858	1,142,981	23,068	1,166,049
Operating income	330,399	882	331,281	309,446	265	309,711
Earnings from joint ventures	1,632	—	1,632	1,913	—	1,913
Operating income and earnings from joint ventures	332,031	882	332,913	311,359	265	311,624
Other (expense) income:
Interest expense, net	(131,442)	—	(131,442)	(140,189)	—	(140,189)
Loss on extinguishment/modification of debt, net	(16,907)	—	(16,907)	(7,270)	—	(7,270)
Change in fair value of derivative instruments	14,112	—	14,112	87	—	87
Other (a)	—	(357)	(357)	—	(45)	(45)
	(134,237)	(357)	(134,594)	(147,372)	(45)	(147,417)
Income before income tax	197,794	525	198,319	163,987	220	164,207
Provision for income tax	(134,755)	(31)	(134,786)	(8,212)	(31)	(8,243)
Net income	63,039	494	63,533	155,775	189	155,964
Less: net income attributable to noncontrolling interests	27,887	223	28,110	63,808	204	64,012
Net income attributable to Red Rock Resorts, Inc.	$35,152	$271	$35,423	$91,967	$(15)	$91,952

Earnings per share of Class A common stock, basic	$0.52	$0.01	$0.53	$1.03	$0.01	$1.04
Earnings per share of Class A common stock, diluted	$0.42	$—	$0.42	$1.03	$—	$1.03
____________________________________

(a)
Includes reclassification of pension costs of $357,000 and $45,000 for the years ended December 31, 2017 and 2016, respectively, as a result of the Company’s adoption of amended accounting guidance for pension and postretirement benefit plans.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred tax asset, net	$132,220	$511	$132,731
Other accrued liabilities	176,813	6,090	182,903
Total Red Rock Resorts, Inc. stockholders’ equity	381,825	(3,094)	378,731
Noncontrolling interest	255,466	(2,485)	252,981
Total stockholders’ equity	637,291	(5,579)	631,712

	December 31, 2016
	As Reported	Adjustments	As Adjusted
Total stockholders’ equity	$633,352	$(5,754)	$627,598

	December 31, 2015
	As Reported	Adjustments	As Adjusted
Total stockholders’ equity	$573,709	$(6,835)	$566,874
The Company’s historical net cash flows provided by (used in) operating, investing and financing activities were not impacted by the adoption of the new standard.
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
Immediately after the IPO, the noncontrolling interest holders of Station Holdco owned approximately 66.6% of the outstanding LLC Units, with the remaining 33.4% owned by Red Rock. During the years ended December 31, 2018, 2017 and 2016, approximately 0.4 million, 2.7 million and 24.5 million, respectively, of LLC Units and Class B common shares held by noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. At December 31, 2018, the noncontrolling interest in Station Holdco had been reduced to approximately 40.2%. Noncontrolling interest will continue to be adjusted to reflect the impact of any changes in Red Rock’s ownership interest in Station Holdco.
The ownership of the LLC Units is summarized as follows:

	December 31, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
Red Rock	69,662,590	59.8%	68,897,563	59.3%
Noncontrolling interest holders	46,884,413	40.2%	47,264,413	40.7%
Total	116,547,003	100.0%	116,161,976	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income and other comprehensive (loss) income of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2018	2017
Land	$270,059	$256,173
Buildings and improvements	2,663,004	2,315,124
Furniture, fixtures and equipment	686,863	534,286
Construction in progress	240,197	126,384
	3,860,123	3,231,967
Accumulated depreciation and amortization	(847,718)	(689,856)
Property and equipment, net	$3,012,405	$2,542,111
Construction in progress at December 31, 2018 included $218.2 million related to the redevelopment of Palms.
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$169,656	$158,327	$137,881
At December 31, 2018 and 2017, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
5.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2018 and 2017. The Company’s goodwill is primarily related to the Las Vegas operations segment.
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2018
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(11,579)	12,021
Management contracts	7 - 20	47,000	(32,532)	14,468
Condominium rental contracts	20	9,000	(1,012)	7,988
Trademarks	15	6,000	(900)	5,100
Beneficial leases	6	237	(94)	143
Intangible assets		163,337	(46,117)	117,220
Liabilities
Below market leases	15 - 72	4,145	(371)	3,774
Net intangibles		$159,192	$(45,746)	$113,446

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(10,006)	13,594
Management contracts	7 - 20	115,000	(92,980)	22,020
Condominium rental contracts	20	9,000	(562)	8,438
Trademarks	15	6,000	(500)	5,500
Beneficial leases	2 - 6	270	(72)	198
Other	2	2,000	(1,250)	750
Intangible assets		233,370	(105,370)	128,000
Liabilities
Below market lease	15 - 72	4,145	(199)	3,946
Net intangibles		$229,225	$(105,171)	$124,054
The Gun Lake Casino management contract intangible asset, which had a gross carrying amount of $68.0 million, became fully amortized in February 2018 concurrently with the expiration of the management agreement.
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$10,599	$19,890	$18,787
Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2019	$8,541
2020	8,029
2021	2,399
2022	2,378
2023	2,357
6.    Land Held for Development
At December 31, 2018, the Company controlled approximately 420 acres of land comprised of eight strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other uses. The Company owns approximately 391 acres of such land, and 20 acres are leased from a third-party lessor, as described in Note 20.
In the second quarter of 2018, the Company sold a 26-acre parcel of land in Las Vegas that was previously held for development. See Note 13 for additional information.
7.    Investments in Variable Interest Entities and Joint Ventures
Station Holdco and Station LLC are VIEs, of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Station Holdco and Station LLC, other than assets and liabilities related to income taxes and amounts payable under the TRA. As described in Note 1, the Company holds all of the voting interest in Station Holdco and Station LLC, subject to certain limited exceptions, and was designated as the sole managing member of both entities. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

economic interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements.
MPM is a 50% owned, consolidated VIE that managed Gun Lake Casino through February 2018. The Company is the primary beneficiary of MPM and consolidates MPM in its consolidated financial statements because it can direct the activities of MPM that would most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that would be significant to MPM. MPM’s beneficial interest holders have no recourse to the general credit of the Company.
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through December 31, 2018, the Company has paid approximately $33.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2018, the carrying amount of the advances was $18.0 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at December 31, 2018. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s evaluation at December 31, 2018 of each of the critical milestones necessary to complete the North Fork Project.

As of December 31, 2018
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint in the United States District Court for the District of Columbia against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. The Stand Up plaintiffs appealed the district court’s decision to the United States Court of Appeals for the District of Columbia Circuit, which heard oral argument on the appeal on October 13, 2017. On January 12, 2018, the United States Court of Appeals for the District of Columbia Circuit affirmed the decision of the district court in favor of the defendants and the Mono. On February 26, 2018, the Stand Up plaintiffs filed a petition for rehearing en banc of the January 12, 2018 decision, which petition for rehearing was denied on April 10, 2018. On July 9, 2018, the Stand Up plaintiffs filed a Petition for Writ of Certiorari in the Supreme Court of the United States. The defendants and the Mono filed their responses with the Supreme Court of the United States on November 26, 2018, the briefing was completed on December 10, 2018 when the Stand Up plaintiffs filed their reply and the Supreme Court denied the Petition of the Stand Up plaintiffs on January 7, 2019.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
9.    Management Agreements
The Federated Indians of Graton Rancheria
The Company manages Graton Resort & Casino (“Graton Resort”), which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”). Graton Resort is located approximately 43 miles north of downtown San Francisco. The management agreement for Graton Resort will expire in November 2020. The Company received a management fee of 24% of Graton Resort’s net income (as defined in the management agreement) in years 1 through 4 of the agreement, and is entitled to receive 27% of Graton Resort’s net income in years 5 through 7. Excluding reimbursable expenses, management fees from Graton Resort totaled $77.5 million, $65.3 million and $58.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to pay certain amounts that may be due to the Company, such as any unpaid management fees. Certain amounts due to the Company under the management and development agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The management and development agreements contain waivers of the Graton Tribe’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
Gun Lake Casino
The Company holds a 50% interest in MPM, which managed Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, under a seven-year management agreement that expired in February 2018. Excluding reimbursable expenses, MPM’s management fee revenue from Gun Lake included in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 totaled $4.3 million, $46.1 million and $40.5 million, respectively.
Other Managed Properties
The Company is the managing member of three 50% owned smaller casino properties in the Las Vegas regional market and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) from these properties.
Reimbursable Costs
Management fee revenue includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursable costs totaled $5.2 million, $6.6 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2018	2017
Contract and customer-related liabilities:
Rewards Program liability	$20,654	$20,254
Advance deposits and future wagers	18,624	16,103
Unpaid wagers, outstanding chips and other customer-related liabilities	19,640	16,882
Other accrued liabilities:
Accrued payroll and related	55,448	51,095
Accrued gaming and related	22,221	20,020
Construction payables and equipment purchase accruals	108,855	39,673
Other	21,032	18,876
	$266,474	$182,903
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program point liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are a result of normal operating activities. The Company had no material contract assets at December 31, 2018 and 2017, respectively.
11.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2018	2017
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (5.03% and 4.06% at December 31, 2018 and 2017, respectively), net of unamortized discount and deferred issuance costs of $43.3 million and $53.2 million at December 31, 2018 and 2017, respectively	$1,775,951	$1,780,193
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (4.53% and 3.36% at December 31, 2018 and 2017, respectively), net of unamortized discount and deferred issuance costs of $4.0 million and $5.2 million at December 31, 2018 and 2017, respectively	251,448	263,860
$781 million Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (4.54% weighted average at December 31, 2018)	245,000	—
5.00% Senior Notes, due October 1, 2025, net of deferred issuance costs of $5.7 million and $6.4 million at December 31, 2018 and 2017, respectively	544,286	543,596
Other long-term debt, weighted-average interest of 6.69% and 3.95% at December 31, 2018 and 2017, respectively, maturity dates ranging from 2027 to 2037	38,674	30,173
Total long-term debt	2,855,359	2,617,822
Current portion of long-term debt	(33,894)	(30,094)
Long-term debt, net	$2,821,465	$2,587,728
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.50% or base rate plus 1.50%. Prior to the February 2019 amendment discussed below, the

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan A Facility and the Revolving Credit Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on Station LLC’s consolidated leverage ratio.
Station LLC is required to make quarterly principal payments of $4.7 million on the Term Loan B Facility and $3.4 million on the Term Loan A Facility on the last day of each quarter. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment in 2019.
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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter. At December 31, 2018, these financial ratio covenants included an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at December 31, 2018 to 5.25 to 1.00 at December 31, 2020 and thereafter. The February 2019 amendment retained these financial ratio covenants and extended the requirement to maintain the maximum total leverage ratio of 5.25 to 1.00 to the quarter ending December 31, 2021 and thereafter, consistent with the extension of the maturity dates for certain loans under the Term Loan A Facility and the Revolving Credit Facility. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2018, the Company believes it was in compliance with all applicable covenants as defined in the Credit Facility.
At December 31, 2018, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $498.9 million, which was net of $245.0 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
Credit Facility Amendment
On February 8, 2019, Station LLC amended the Credit Facility to, among other things, (i) increase the borrowing availability under the Revolving Credit Facility by $115.0 million to $896.0 million and (ii) for consenting lenders under the Term Loan A Facility and the Revolving Credit Facility, extend the maturity date for their portion of such facilities by an additional year and reduce the interest rate thereunder by 25 basis points.
5.00% Senior Notes
In September 2017, Station LLC issued $550.0 million in aggregate principal amount of 5.00% Senior Notes due October 1, 2025 at par. Interest on the 5.00% Senior Notes is paid every six months in arrears on April 1 and October 1.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Corporate Office Lease
The Company leases its corporate office building under a lease agreement which was entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease has an initial term of 20 years with four five-year extension options. The options constitute continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate, and accordingly, the sale-leaseback is accounted for as a financing transaction. The corporate office building is included in Property and equipment, net on the Consolidated Balance Sheets and is being depreciated according to the Company’s policy. The carrying amount of the related obligation is $38.1 million, which is included within Other long-term debt, and the lease payments are recognized as principal and interest payments on the obligation. The lease payment in effect at December 31, 2018 was $3.5 million on an annualized basis, which will increase annually by the greater of 1.25% or the percentage increase in a cost of living factor, not to exceed 2%.
In the fourth quarter of 2018, the Company recorded an out-of-period adjustment to interest expense related to the corporate office lease obligation, which was identified during its year-end financial close process. Considering both quantitative and qualitative factors, the Company has determined the out-of-period adjustment is immaterial to any previously issued consolidated financial statements and the correction is immaterial to the Company’s 2018 financial results. The adjustment resulted in a $9.3 million overstatement of interest expense and an understatement in net income of $8.6 million or $0.07 in basic and diluted earnings per share for the year ended December 31, 2018.
Minimum lease payments on the corporate office lease for each of the next five years are as follows (amounts in thousands):

Years Ending December 31,
2019	$3,506
2020	3,549
2021	3,594
2022	3,639
2023	3,684

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal Maturities
Scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,
2019	$33,894
2020	80,417
2021	98,307
2022	520,539
2023	1,592,751
Thereafter	582,499
2,908,407
Debt discounts and issuance costs	(53,048)
$2,855,359
12.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At December 31, 2018, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.46%, which will increase to 1.94% over the exposure period. Certain of these interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017 as discussed in more detail below. At December 31, 2018, Station LLC’s interest rate swaps had a combined notional amount of $1.5 billion.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At December 31, 2018, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $24.8 million.
In June 2017, the Company dedesignated the hedge accounting relationships of Station LLC’s interest rate swaps that were previously designated and accounted for as cash flow hedges of forecasted interest payments. Prior to the dedesignation, the gain or loss on the effective portion of changes in their fair values was recorded as a component of other comprehensive (loss) income until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive income were reclassified as an adjustment to interest expense. The Company recognized the gain or loss on any ineffective portion of the derivatives’ change in fair value in the period in which the change occurred as a component of Change in fair value of derivative instruments in the Consolidated Statements of Income. At December 31, 2018, $4.2 million of cumulative deferred net gains previously recognized in accumulated other comprehensive income will be amortized as a reduction of interest expense through July 2020 as the hedged interest payments continue to occur. Of this amount, approximately $2.8 million of deferred net gains is expected to be reclassified into earnings during the next twelve months.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, Station LLC’s interest rate swaps effectively converted $1.5 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.10%.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Consolidated Balance Sheets, are presented below (amounts in thousands):

	December 31,
	2018	2017
Interest rate swaps not designated in hedge accounting relationships:
Prepaid expenses and other current assets	$8,334	$3,620
Other assets, net	15,611	18,383
Information about pretax gains and losses on derivative financial instruments that were not designated in hedge accounting relationships is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of Gain on Derivatives Recognized in Income	Amount of Gain on Derivatives Recognized in Income
		Year Ended December 31,
		2018	2017	2016
Interest rate swaps	Change in fair value of derivative instruments	$12,415	$14,110	$—
Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships and their location within the consolidated financial statements is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of (Loss) Gain on Derivatives Recognized in Other Comprehensive (Loss) Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2018	2017	2016		2018	2017	2016
Interest rate swaps	$—	$(1,875)	$8,035	Interest expense, net	$2,929	$(1,176)	$(5,066)

Derivatives Designated in Cash Flow Hedging Relationships	Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
		2018	2017	2016
Interest rate swaps	Change in fair value of derivative instruments	$—	$2	$87
13.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands). The Company had no financial liabilities measured at fair value on a recurring basis at December 31, 2018 or 2017.

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$23,945	$—	$23,945	$—

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$22,003	$—	$22,003	$—
Assets Measured at Fair Value on a Nonrecurring Basis
During the year ended December 31, 2017, the Company recorded an asset impairment charge of $1.8 million to write down an approximately 31-acre parcel of land held for development in Las Vegas to its estimated fair value of $5.2 million as a result of entering into an agreement to sell a portion of the land at a price less than its carrying amount. The land was classified within assets held for sale in the Consolidated Balance Sheet at December 31, 2017, and the sale was completed in the second quarter of 2018.
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2018	2017
Aggregate fair value	$2,766	$2,677
Aggregate carrying amount	2,855	2,618
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
As a holding company, Red Rock’s only assets are its equity interest in Station Holdco and its voting interest in Station LLC, other than cash and tax-related assets and liabilities. Red Rock has no operations outside of its management of Station LLC. The Company intends to cause Station Holdco to make distributions in an amount sufficient to cover cash dividends

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

declared, if any. If Station Holdco makes such distributions to Red Rock, the other holders of LLC Units will be entitled to receive proportionate distributions based on their percentage ownership of Station Holdco.
During each of the years ended December 31, 2018 and 2017, the Company declared and paid cash dividends of $0.40 per share to Class A common shareholders. In February 2019, the board of directors declared a dividend of $0.10 per share of Class A common stock to holders of record as of March 14, 2019 to be paid on March 29, 2019. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.
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
Equity Repurchase Program
In February 2019, the Company’s Board of Directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors.
Class B Common Stock
Voting Rights
All Continuing Owners of Station Holdco, other than Red Rock, hold shares of Class B common stock. Although Class B shares have no economic rights, they allow those owners of Station Holdco to exercise voting power at Red Rock, which is the sole managing member of Station Holdco.
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
Each share of Class B common stock is entitled to only one vote automatically upon it being held by a holder that, together with its affiliates, did not own at least 30% of the outstanding LLC Units immediately following the IPO or owns less

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock). Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or for cash, at the Company’s election. Accordingly, as members of Station Holdco exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Holders of Class B common stock exchanged 0.4 million, 2.7 million and 24.5 million shares of such stock, along with an equal number of LLC Units, for an equal number of shares of Class A common stock during the years ended December 31, 2018, 2017 and 2016, respectively.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income balances, net of tax and noncontrolling interest (amounts in thousands):

	Unrealized gain on interest rate swaps	Unrealized gain on available-for-sale securities	Unrecognized pension liability	Total
Balances, December 31, 2016	$2,404	$52	$2	$2,458
Unrealized (loss) gain arising during the period (a)	(236)	4	(39)	(271)
Amounts reclassified from accumulated other comprehensive income (loss) into income (b)	144	(56)	—	88
Net current-period other comprehensive loss	(92)	(52)	(39)	(183)
Exchanges of noncontrolling interests for Class A common stock	228	—	—	228
Rebalancing	(30)	—	—	(30)
Balances, December 31, 2017	2,510	—	(37)	2,473
Unrealized loss arising during the period (c)	—	—	(159)	(159)
Amounts reclassified from accumulated other comprehensive income (loss) into income (d)	(1,264)	—	—	(1,264)
Net current-period other comprehensive loss	(1,264)	—	(159)	(1,423)
Exchanges of noncontrolling interests for Class A common stock	21	—	—	21
Rebalancing	12	—	—	12
Balances, December 31, 2018	$1,279	$—	$(196)	$1,083
_______________________________________

(a)	Net of $1.0 million tax benefit.

(b)	Net of $0.5 million tax expense.

(c)	Net of $0.1 million tax benefit.

(d)	Net of $0.5 million tax benefit.
Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and changes in its ownership of Station Holdco LLC (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Red Rock Resorts, Inc.	$157,541	$35,423	$91,952
Transfers from (to) noncontrolling interests:
Allocation of equity to noncontrolling interests of Station Holdco in the Reorganization Transactions	—	—	(358,401)
Exchanges of noncontrolling interests for Class A common stock	2,174	14,765	126,942
Acquisition of subsidiary noncontrolling interests	—	2,850	—
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(5,898)	(4,975)	1,277
Net transfers (to) from noncontrolling interests	(3,724)	12,640	(230,182)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$153,817	$48,063	$(138,230)

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the Compensation Committee or other designated committee of the board of directors (the “Committee”). The plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the plan, of which approximately 3.7 million shares were available to be issued at December 31, 2018.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2018	4,248,465	$21.29
Granted	2,204,155	32.40
Exercised	(273,030)	19.70
Forfeited or expired	(1,013,025)	23.92
Outstanding at December 31, 2018	5,166,565	$25.60	5.4	$612
Unvested instruments expected to vest	4,675,084	$26.12	5.5	$377
Exercisable at December 31, 2018	491,481	$20.69	4.3	$235
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value	$9.25	$6.26	$6.05
Total intrinsic value of stock options exercised (amounts in thousands)	$3,550	$538	$—
The weighted-average assumptions used by the Company to estimate the grant date fair values of stock option awards were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected stock price volatility	33.25%	35.55%	41.26%
Expected term (in years)	4.87	4.95	4.75
Risk-free interest rate	2.63%	2.06%	1.35%
Expected dividend yield	1.52%	1.79%	1.99%
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
At December 31, 2018, unrecognized share-based compensation cost related to stock options was $24.8 million which is expected to be recognized over a weighted-average period of 2.7 years.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2018	308,310	$21.60
Granted	176,877	31.95
Vested	(55,798)	21.41
Forfeited	(55,625)	24.53
Nonvested at December 31, 2018	373,764	$26.09
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value	$31.95	$22.11	$19.94
Total fair value of shares vested (amounts in thousands)	$1,194	$2,364	$2,830
At December 31, 2018, unrecognized share-based compensation cost for restricted stock awards was $6.0 million which is expected to be recognized over a weighted-average period of 2.6 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Income (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Operating costs and expenses:
Casino	$250	$228	$340
Food and beverage	36	40	21
Room	—	11	75
Selling, general and administrative	11,003	7,643	6,457
Total share-based compensation expense	$11,289	$7,922	$6,893

In addition to the expense amounts shown in the table above, $0.1 million in share-based compensation was capitalized as part of the cost of property and equipment during each of the years ended December 31, 2018 and 2017. Share-based compensation expense for the pre-IPO period from January 1, 2016 through May 1, 2016 included $3.5 million for awards issued under two terminated plans, which are described below.
Terminated Plans
Prior to the IPO, the Company had three share-based compensation plans which were terminated in connection with the IPO and Reorganization Transactions, two of which resulted in share-based compensation expense for the year ended December 31, 2016. At the IPO date, restricted shares of Class A common stock were issued in substitution for certain outstanding vested and unvested profit interests on a value-for-value basis, and the nonvested restricted shares continued to vest under the same terms as the related profit interest awards. The weighted-average grant date fair value of nonvested restricted shares awarded in substitution for unvested Profit Units was $6.83 per share. The Company applied liability accounting for certain awards of profit interests that were subject to cash settlement and remeasured the liability awards at fair value each reporting period. Upon completion of the Fertitta Entertainment Acquisition, certain outstanding profit interests were settled, including the liability awards which were settled for $18.7 million. The estimated fair value of profit interests that vested during the year ended December 31, 2016 was $8.3 million.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Income Taxes
Income Taxes
Red Rock is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it by Station Holdco based upon Red Rock’s economic interest held in Station Holdco. As part of the IPO, Red Rock acquired the outstanding stock of the Merging Blockers which are taxed as corporations. As a result, Red Rock files as a consolidated group for federal income tax reporting purposes and in certain states as required or allowed. During 2018, the Merging Blockers were dissolved; therefore, in future years Red Rock will file a standalone tax return. Station Holdco is treated as a pass-through partnership for income tax reporting purposes. Station Holdco’s members, including the Company, are liable for federal, state and local income taxes based on their share of Station Holdco’s pass-through taxable income.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate rate from 35% to 21%. At December 31, 2017, the Company was able to reasonably estimate the effects of the Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. At December 31, 2018, the Company has completed its analysis and determined that there is no change to the provisional amount of $85.3 million related to the remeasurement of its deferred tax balance. The Company believes that it has taken sustainable positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and that will impact the provision for income taxes.
Income Tax Expense
The components of income tax expense (benefit) were as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$—	$(1,330)	$1,239
State and local	15	66	17
Total current income taxes	15	(1,264)	1,256
Deferred income taxes:
Federal	23,817	133,246	6,639
State and local	43	2,804	348
Total deferred income taxes	23,860	136,050	6,987
Total income tax expense	$23,875	$134,786	$8,243
A reconciliation of statutory federal income tax, which is the amount computed by multiplying income before tax by the statutory federal income tax rate, to the Company’s provision for income tax is as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Expected U.S. federal income taxes at statutory rate	$51,105	$69,411	$57,472
Income attributable to noncontrolling interests	(13,007)	(9,839)	(44,682)
State and local income taxes, net of federal benefit	43	474	100
Non-deductible expenses	1,525	(1,361)	236
Tax credits	(1,985)	(1,062)	(250)
Impact of tax rate change due to tax reform	—	85,348	—
Other	2,759	482	1,822
Valuation allowance	(16,565)	(8,667)	(6,455)
Income tax expense	$23,875	$134,786	$8,243
The Company’s effective tax rate was 9.81%, 67.96% and 5.02% for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s effective tax rate includes the net tax expense associated with remeasuring its deferred tax assets, deferred tax liabilities and related valuation allowances to reflect the enacted federal rate, and rate benefit attributable to

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests.
The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Tax credit carryforwards	$3,737	$1,496
Net operating loss carryforwards and other attributes	52,785	20,452
Investment in partnership	90,035	138,094
Payable pursuant to tax receivable agreement	5,244	30,296
Total gross deferred tax assets	151,801	190,338
Valuation allowance	(39,968)	(57,607)
Total deferred tax assets, net of valuation allowance	$111,833	$132,731
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
At December 31, 2018, the Company had a federal net operating loss carryforward of approximately $250.1 million. $101.6 million of the federal net operating loss carryforward will begin to expire in 2037; the remaining $148.5 million have unlimited carryforward but may have usage limitations in a given year. The Company also had $1.1 million of additional pre-tax attributes and $3.7 million of tax credits at December 31, 2018.
Each reporting period, the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. As a result of this analysis, the Company determined that the deferred tax asset related to acquiring its interest in Station Holdco through the newly issued LLC Units is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive (loss) income, as applicable, and at December 31, 2018 and 2017, the valuation allowance was $40.0 million and $57.6 million, respectively.
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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2018 and 2017. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes is 2015, though the Company reported no activity during that period. Additionally, although Station Holdco is treated as a partnership for U.S. federal and state income tax purposes, it is required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2014 for Station Holdco. The Company has been notified that its 2016 tax returns and those of Station Holdco will be examined by the Internal Revenue Service.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the IPO, the Company entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company by such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. For the years ended December 31, 2018, 2017 and 2016, exchanges of LLC Units and Class B common shares resulted in increases of $2.5 million, $22.8 million and $213.2 million, respectively, in amounts payable under the TRA liability and net increases of $2.7 million, $24.3 million and $223.0 million, respectively, in deferred tax assets, all of which were recorded through equity. At December 31, 2018 and 2017, the Company’s liability under the TRA with respect to previously consummated transactions was $24.9 million and $141.9 million, respectively. During the year ended December 31, 2018, the Company paid a total of $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. As a result, the Company’s liability under the TRA was reduced by $119.2 million, and the Company recognized nontaxable income of $90.4 million, which is presented in the Tax receivable agreement liability adjustment in the Consolidated Statements of Income for the year ended December 31, 2018.
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
The TRA will remain in effect until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the TRA. The TRA will also terminate if the Company breaches its obligations under the TRA or upon certain mergers, asset sales or other forms of business combinations, or other changes of control. If the Company exercises its right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, Red Rock’s payment obligations would be accelerated based upon certain assumptions, including the assumption that the Company would have sufficient future taxable income to utilize such tax benefits, and may substantially exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRA.
17.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company recorded expense for matching contributions of $4.1 million, $4.1 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Palms Pension Plan
In connection with the acquisition of Palms, the Company acquired a single-employer defined benefit pension plan (the “Pension Plan”), which covers eligible employees of Palms. The Pension Plan provides a cash balance form of pension benefits for eligible Palms employees who met certain age and length of service requirements. There has been a plan curtailment since 2009, and as of the curtailment date, new participants were no longer permitted, and existing participants’ accrual of benefits for future service ceased.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about the changes in benefit obligation and the fair value of plan assets (amounts in thousands):

	Year Ended December 31,
	2018	2017
Change in benefit obligation:
Beginning benefit obligation (accumulated and projected)	$14,130	$13,728
Interest cost	475	536
Actuarial loss	(506)	940
Benefits paid	(742)	(464)
Other	—	(610)
Ending benefit obligation (accumulated and projected)	13,357	14,130
Change in fair value of plan assets:
Beginning fair value of plan assets	9,217	9,228
Actual return on plan assets	(668)	813
Employer contributions	918	250
Benefits paid	(742)	(464)
Other	—	(610)
Ending fair value of plan assets	8,725	9,217
Net funded status at December 31	$(4,632)	$(4,913)
The Company’s qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $0.7 million to the Pension Plan for the year ending December 31, 2019 and the Company does not expect any plan assets to be returned in the year ending December 31, 2019.
The table below presents the components of pension expense incurred subsequent to the October 1, 2016 acquisition of Palms (amounts in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Three Months Ended December 31, 2016
Components of net periodic benefit cost:
Interest cost	$475	$536	$131
Expected return on plan assets	(209)	(192)	(86)
Effect of settlement	—	13	—
Net periodic benefit cost	266	357	45
Other changes recognized in other comprehensive income:
Net loss (gain)	371	319	(6)
Amount recognized due to settlement	—	(13)	—
Total recognized in other comprehensive income	371	306	(6)
Total recognized in net periodic benefit cost and other comprehensive income	$637	$663	$39

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not incur any service costs or amortize any net gains or losses within the net periodic benefit costs of the Pension Plan during the periods presented. Expense associated with the Pension Plan is classified within Other expense in the Consolidated Statements of Income. Amounts recognized on the Consolidated Balance Sheets at December 31, 2018 and 2017 related to the Pension Plan consisted of the following (amounts in thousands):

	December 31,
	2018	2017
Other long-term liabilities	$4,632	$4,913
Net actuarial loss recognized in Accumulated Other Comprehensive Income	671	300
The Company does not expect to amortize any net actuarial loss from accumulated other comprehensive income into net pension expense during 2019.
The following tables present the weighted-average actuarial assumptions used to calculate the net periodic benefit cost and obligation:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Three Months Ended December 31, 2016
Net periodic benefit cost:
Discount rate	3.60%	4.15%	3.85%
Expected long-term rate of return	5.80%	5.80%	6.30%
Rate of compensation increase	n/a	n/a	n/a

		December 31,
		2018	2017
Benefit obligations:
Discount rate		4.15%	3.60%
Rate of compensation increase		n/a	n/a
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
The composition of the Pension Plan assets at December 31, 2018, along with the targeted mix of assets, is presented below:

	Target	December 31, 2018
Fixed income	50%	53%
Domestic income	18%	17%
International equity	14%	12%
Long/short equity	10%	10%
Other	8%	8%
	100%	100%
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Entities are required to use a fair value hierarchy to measure the plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of the Pension Plan assets at December 31, 2018 and 2017 by asset category were as follows (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income	$4,646	$4,623	$23	$—
Domestic income	1,468	120	1,348	—
International equity	1,059	1,059	—	—
Long/short equity	880	880	—	—
Other	672	260	412	—
	$8,725	$6,942	$1,783	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income	$4,547	$4,547	$—	$—
Domestic income	1,902	189	1,713	—
International equity	1,387	1,106	281	—
Long/short equity	919	919	—	—
Other	462	—	462	—
	$9,217	$6,761	$2,456	$—
At December 31, 2018, expected benefit payments for the next ten years were as follows (amounts in thousands):

Years Ending December 31,
2019	$1,770
2020	610
2021	1,550
2022	1,260
2023	630
2024 - 2028	4,110
18.    Related Party Transactions
Under the TRA described in Note 16, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At December 31, 2018 and 2017, $24.9 million and $141.9 million, respectively, was payable to certain pre-IPO owners of Station Holdco, including current and former executives of the Company or members of their respective family group, with respect to previously consummated transactions. Of these amounts, $9.0 million and $9.2 million, respectively, was payable to entities related to Frank J. Fertitta III and Lorenzo J. Fertitta. Future payments to pre-IPO owners in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial.
Prior to April 27, 2017, the Company leased the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases through 2058 and 2060, respectively. The Company leased this land from entities owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Party Lessor”). Frank J. Fertitta, Jr. and

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Victoria K. Fertitta are the parents of Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman. On April 27, 2017, the Company acquired the land (formerly subject to the ground leases), including the residual interest in the gaming and hotel facilities and other real property improvements thereon (the “Gaming Facilities”), for aggregate consideration of $120.0 million. Concurrently with the land acquisition, the Company assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the Related Party Lessor. The assumed ground lease terminates in 2089 and provides for monthly rental payments of approximately $14,000, subject to annual increases of 3% to 6% based on a cost of living factor. During the year ended December 31, 2017, the Company recognized a charge of $100.3 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid by the Company and the fair value of the net assets acquired, including the land and residual interests in the Gaming Facilities and the assumed lease obligation. The transaction conveyed ownership of the land and interests (current and residual) in the Gaming Facilities to the Company, decreased rent expense over the maximum term of the leases by approximately $300 million, and generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco. The Company’s lease payments under the related party leases totaled approximately $2.3 million for the period from January 1, 2017 to April 27, 2017 and $7.1 million for the year ended December 31, 2016, and they are included in selling, general and administrative expense in the Consolidated Statements of Income.
As described in Note 1, during the year ended December 31, 2016, the Company purchased LLC Units from Continuing Owners using a portion of the net proceeds from the IPO, including $44.6 million paid to entities controlled by Frank J. Fertitta III and Lorenzo J. Fertitta. The Company also completed the Fertitta Entertainment Acquisition in May 2016.
Fertitta Entertainment entered into various agreements for partial use of and to share in the cost of aircraft with Fertitta Enterprises, Inc., a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust. The agreements were terminated in April 2016. Selling, general and administrative expenses related to these agreements were $1.1 million for the year ended December 31, 2016.
In April 2016, Fertitta Entertainment sold all of the outstanding membership interest in FE Aviation II LLC (“FE Aviation”) to Fertitta Business Management LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for $8.0 million. The carrying amount of FE Aviation exceeded the sales price by approximately $0.5 million, which was recognized as a deemed distribution.
19.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if‑converted method. Dilutive shares included in the calculation of diluted earnings per share for the years ended December 31, 2018 and 2017 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. Dilutive shares included in the calculation of diluted earnings per share for the year ended December 31, 2016 represent nonvested restricted shares of Class A common stock. All other potentially dilutive shares have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
For purposes of calculating earnings per share for the year ended December 31, 2016, of which a portion of the period preceded the IPO, the Company has retrospectively presented earnings per share as if the Reorganization Transactions had occurred at the beginning of the year. Such retrospective presentation reflects approximately 10 million Class A shares outstanding, representing the LLC Units held by the Merging Blockers, which were the only LLC Units exchanged for Class A shares in the Reorganization Transactions. Accordingly, for the portion of 2016 prior to the IPO, the Company has applied a hypothetical allocation of net income to the Class A common stock, with the remainder of net income being allocated to noncontrolling interests. The retrospective presentation does not include the 29.5 million shares of Class A common stock issued in the IPO. This hypothetical allocation of net income differs from the allocation of net income to Red Rock and noncontrolling interests presented in the Consolidated Statements of Income, which assumes no noncontrolling interest in Station Holdco existed prior to the IPO.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the numerator used in the calculation of basic earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income, basic	$219,480	$63,533	$155,964
Less net income attributable to noncontrolling interests, basic (a)	(61,939)	(28,110)	(120,545)
Net income attributable to Red Rock, basic (a)	$157,541	$35,423	$35,419
__________________________________________________________

(a)	Amounts for the year ended December 31, 2016 include the retrospective allocation of net income as if the Reorganization Transactions had occurred at the beginning of the year.
A reconciliation of the numerator used in the calculation of diluted earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Red Rock, basic	$157,541	$35,423	$35,419
Effect of dilutive securities	48,864	13,813	(102)
Net income attributable to Red Rock, diluted	$206,405	$49,236	$35,317
The denominators used in the calculation of basic and diluted earnings per share are presented below (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted-average shares of Class A common stock outstanding, basic	69,115	67,397	34,141
Effect of dilutive securities	47,744	48,533	144
Weighted-average shares of Class A common stock outstanding, diluted	116,859	115,930	34,285
The calculation of diluted earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2018	2017	2016
Shares issuable in exchange for Class B common stock and LLC Units	—	—	49,956
Shares issuable upon exercise of stock options	1,966	3,677	1,637
Shares issuable upon vesting of restricted stock	64	11	5
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
20.    Commitments and Contingencies
Leases
Wild Wild West Lease
Station LLC leases from a third-party lessor the 20-acre parcel of land on which Wild Wild West is located and is a party to a purchase agreement for the land. Monthly rental payments under the Wild Wild West lease were $139,000 for the year ended December 31, 2018, which increased to $142,000 in January 2019. In December 2018, the Company exercised its option to purchase the land for $57.3 million. The purchase is expected to close in June 2019.

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
Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,
2019	$5,387
2020	3,351
2021	2,256
2022	937
2023	854
Thereafter	44,598
$57,383
Expenses incurred under operating lease agreements totaled $20.2 million, $19.3 million and $21.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Legal Matters
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
21.    Segments
The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as an individual operating segment. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Net revenues
Las Vegas operations:
Casino	$940,483	$886,206	$814,218
Food and beverage	381,197	365,448	330,488
Room	170,824	179,041	145,810
Other (a)	94,894	87,238	68,436
Management fees	605	509	558
Las Vegas operations net revenues	1,588,003	1,518,442	1,359,510
Native American management:
Management fees	87,009	117,968	110,962
Reportable segment net revenues	1,675,012	1,636,410	1,470,472
Corporate and other	6,018	5,729	5,288
Net revenues	$1,681,030	$1,642,139	$1,475,760

Net income	$219,480	$63,533	$155,964
Adjustments
Depreciation and amortization	180,255	178,217	156,668
Share-based compensation	11,289	7,922	6,893
Write-downs and other charges, net	34,650	29,584	24,591
Tax receivable agreement liability adjustment	(90,638)	(139,300)	739
Related party lease termination	—	100,343	—
Asset impairment	—	1,829	—
Interest expense, net	143,099	131,442	140,189
Loss on extinguishment/modification of debt, net	—	16,907	7,270
Change in fair value of derivative instruments	(12,415)	(14,112)	(87)
Adjusted EBITDA attributable to MPM noncontrolling interest	(962)	(15,262)	(14,675)
Provision for income tax	23,875	134,786	8,243
Other	329	1,357	(1,088)
Adjusted EBITDA (b)	$508,962	$497,246	$484,707

Adjusted EBITDA
Las Vegas operations	$457,379	$433,640	$423,957
Native American management	80,795	95,897	87,259
Reportable segment Adjusted EBITDA	538,174	529,537	511,216
Corporate and other	(29,212)	(32,291)	(26,509)
Adjusted EBITDA	$508,962	$497,246	$484,707

	December 31,
	2018	2017
Total assets
Las Vegas operations	$3,501,705	$3,017,323
Native American management	37,274	47,495
Corporate and other	470,547	555,303
	$4,009,526	$3,620,121

____________________________________

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Other revenue included revenue from tenant leases of $24.3 million, $23.5 million and $20.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Revenue from tenant leases is accounted for under the lease accounting guidance and does not represent revenue recognized from contracts with customers.

(b)
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

The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $579.3 million, $248.4 million and $162.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
22.    Quarterly Financial Information (Unaudited)
Quarterly financial information is presented below (amounts in thousands, except per share data):

	Year Ended December 31, 2018
	First Quarter	Second Quarter (a)	Third Quarter	Fourth Quarter (b)
Net revenues	$421,039	$416,188	$412,332	$431,471
Operating income	107,841	137,791	54,618	71,958
Net income	82,130	99,102	25,067	13,181
Net income attributable to Red Rock Resorts, Inc.	51,180	82,735	14,680	8,946
Earnings per share, basic	$0.74	$1.20	$0.21	$0.13
Earnings per share, diluted	$0.65	$0.82	$0.20	$0.11

	Year Ended December 31, 2017 (c)
	First Quarter	Second Quarter (d)	Third Quarter	Fourth Quarter (e)
Net revenues	$425,738	$410,143	$405,948	$400,310
Operating income (loss)	92,693	(30,820)	56,557	212,851
Net income (loss)	45,419	(50,171)	22,316	45,969
Net income (loss) attributable to Red Rock Resorts, Inc.	19,900	(25,734)	11,785	29,472
Earnings (loss) per share, basic	$0.30	$(0.38)	$0.17	$0.43
Earnings (loss) per share, diluted	$0.30	$(0.38)	$0.16	$0.35
____________________________________

(a)	Includes income of $73.5 million related to the TRA liability. See Note 16 for additional information.

(b)	Includes an out-of-period adjustment to interest expense related to the corporate office lease obligation. See Note 11 for additional information.

(c)	Amounts have been retrospectively adjusted for application of new revenue recognition guidance.

(d)	Includes $100.3 million in related party lease termination expense.

(e)	Includes the effects of the Tax Cuts and Jobs Act. See Note 16 for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2. (collectively referred to as the “financial statements”) of the Company and our report dated February 26, 2019 expressed an unmodified opinion thereon.
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
February 26, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income — Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income — Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’/Members’ Equity — Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
2.    Schedule II — Valuation and Qualifying Accounts
We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2018	$57,607	$—	$(17,639)	$39,968
2017	104,125	—	(46,518)	57,607
2016	—	109,398	(5,273)	104,125

3.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

3.2	Amended and Restated Bylaws of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

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

10.6
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)†

10.7
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Richard J. Haskins. (Incorporated herein by reference to Exhibit 10.5 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)†

10.8
Employment Agreement, dated as of March 3, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017.)†

10.9
Employment Agreement, dated as of May 25, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)†

10.10
Employment Agreement, dated as of August 16, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Joseph J. Hasson. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017.)†

10.11
Credit Agreement, dated as of June 8, 2016, by and among Station Casinos LLC, subsidiary guarantors party thereto the lenders from time to time party thereto, the L/C Lenders party thereto, Deutsche Bank AG Cayman Islands Branch, as swingline lender, Deutsche Bank AG Cayman Islands Branch, as administrative agent and Deutsche Bank AG Cayman Islands Branch, as collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Station Casinos LLC’s Current Report on Form 8-K filed June 8, 2016.)

10.12
First Amendment to Credit Agreement, dated as of January 30, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017.)

10.13
Incremental Joinder Agreement, dated as of January 30, 2017 by and among Station, the guarantors party thereto, Red Rock Resorts, Inc. Station Holdco LLC, each of the Incremental Term B Lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2017.)

10.14
Second Amendment to Credit Agreement, dated as of April 5, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2017.)

10.15
Incremental Joinder Agreement No. 2 and Third Amendment to Credit Agreement, dated as of May 2, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2017.)

10.16
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

10.17
Credit Agreement Joinder Agreement, dated as of July 25, 2017, by and among Palms Leaseco LLC, NP Landco Holdco LLC, NP Tropicana LLC, CV Propco, LLC and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

10.18
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

10.19
Incremental Joinder Agreement No. 5 and Fifth Amendment to Credit Agreement dated February 8, 2019, among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2019.)

10.20
Credit Agreement, dated as of June 8, 2016 (as amended by the First Amendment to Credit Agreement, dated as of January 30, 2017, the Second Amendment to Credit Agreement, dated as of April 5, 2017, the Third Amendment to Credit Agreement, dated as of May 2, 2017, the Incremental Joinder Agreement No. 4 and Fourth Amendment to Credit Agreement, dated as of September 21, 2017 and the Incremental Joinder Agreement No. 5 and Fifth Amendment to Credit Agreement, dated as of February 8, 2019), among Station Casinos LLC, the borrower subsidiaries party thereto, the lenders party thereto, the L/C Lenders party thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent and Deutsche Bank AG Cayman Islands Branch, as collateral agent.

10.21
Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†

10.22
Non-Qualified Stock Option Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†

10.23
Restricted Stock Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†

10.24
Amended and Restated Gaming Management Agreement, dated as of July 27, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)

10.25
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

101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Stockholders’/Members’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

____________________________________
†    Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 26, 2019		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 26, 2019
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2019
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 26, 2019
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 26, 2019
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 26, 2019
Robert E. Lewis