Form 10-Q
period 2019-03-31
Red Rock Resorts, Inc.
filed 2019-05-08
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $.01, par value	RRR	NASDAQ Stock Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Class A Common Stock, $0.01 par value	70,273,915
Class B Common Stock, $0.00001 par value	46,884,413

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,249	$114,607
Restricted cash	3,750	3,651
Receivables, net	56,912	51,356
Inventories	15,348	14,910
Prepaid gaming tax	23,776	23,422
Prepaid expenses and other current assets	50,225	34,417
Assets held for sale	19,602	19,602
Total current assets	278,862	261,965
Property and equipment, net of accumulated depreciation of $888,828 and $847,718 at March 31, 2019 and December 31, 2018, respectively	3,093,844	3,012,405
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $48,296 and $46,117 at March 31, 2019 and December 31, 2018, respectively	115,041	117,220
Land held for development	193,686	193,686
Investments in joint ventures	8,953	8,903
Native American development costs	18,332	17,970
Deferred tax asset, net	109,914	111,833
Other assets, net	121,334	89,868
Total assets	$4,135,642	$4,009,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,063	$25,896
Accrued interest payable	15,084	7,418
Other accrued liabilities	237,492	266,474
Current portion of long-term debt	33,906	33,894
Total current liabilities	322,545	333,682
Long-term debt, less current portion	2,931,901	2,821,465
Other long-term liabilities	23,780	12,436
Payable pursuant to tax receivable agreement	24,948	24,948
Total liabilities	3,303,174	3,192,531
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 70,273,915 and 69,662,590 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	703	697
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,884,413 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Additional paid-in capital	367,039	361,970
Retained earnings	160,183	155,869
Accumulated other comprehensive income	641	1,083
Total Red Rock Resorts, Inc. stockholders’ equity	528,567	519,620
Noncontrolling interest	303,901	297,375
Total stockholders’ equity	832,468	816,995
Total liabilities and stockholders’ equity	$4,135,642	$4,009,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Casino	$244,933	$236,247
Food and beverage	104,933	90,928
Room	48,075	46,630
Other	25,922	22,556
Management fees	23,159	24,678
Net revenues	447,022	421,039
Operating costs and expenses:
Casino	82,940	78,958
Food and beverage	92,236	80,109
Room	20,196	20,100
Other	11,859	8,786
Selling, general and administrative	99,065	95,109
Depreciation and amortization	50,853	43,164
Write-downs and other charges, net	23,728	3,845
Tax receivable agreement liability adjustment	—	(16,873)
	380,877	313,198
Operating income	66,145	107,841
Earnings from joint ventures	505	608
Operating income and earnings from joint ventures	66,650	108,449
Other (expense) income:
Interest expense, net	(37,438)	(31,111)
Loss on modification of debt	(302)	—
Change in fair value of derivative instruments	(6,638)	15,803
Other	(69)	(155)
	(44,447)	(15,463)
Income before income tax	22,203	92,986
Provision for income tax	(1,919)	(10,856)
Net income	20,284	82,130
Less: net income attributable to noncontrolling interests	8,961	30,950
Net income attributable to Red Rock Resorts, Inc.	$11,323	$51,180

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.16	$0.74
Earnings per share of Class A common stock, diluted	$0.16	$0.65
Weighted-average common shares outstanding:
Basic	69,397	68,798
Diluted	116,693	116,947

Comprehensive income	$19,539	$81,520
Less: comprehensive income attributable to noncontrolling interests	8,660	30,665
Comprehensive income attributable to Red Rock Resorts, Inc.	$10,879	$50,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net income	—	—	—	—	—	11,323	—	8,961	20,284
Other comprehensive loss, net of tax	—	—	—	—	—	—	(444)	(301)	(745)
Share-based compensation	—	—	—	—	3,874	—	—	—	3,874
Distributions	—	—	—	—	—	—	—	(4,688)	(4,688)
Dividends	—	—	—	—	—	(7,009)	—	—	(7,009)
Issuance of restricted stock awards, net of forfeitures	424	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(8)	—	—	—	(213)	—	—	—	(213)
Stock option exercises	195	2	—	—	3,968	—	—	—	3,970
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,556)	—	2	2,554	—
Balances, March 31, 2019	70,274	$703	46,884	$1	$367,039	$160,183	$641	$303,901	$832,468

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	51,180	—	30,950	82,130
Other comprehensive loss, net of tax	—	—	—	—	—	—	(325)	(285)	(610)
Share-based compensation	—	—	—	—	2,484	—	—	—	2,484
Distributions	—	—	—	—	—	—	—	(5,496)	(5,496)
Dividends	—	—	—	—	—	(6,938)	—	—	(6,938)
Issuance of restricted stock awards, net of forfeitures	158	2	—	—	(2)	—	—	—	—
Repurchases of Class A common stock	(3)	—	—	—	(72)	—	—	—	(72)
Stock option exercises	31	—	—	—	613	—	—	—	613
Exchanges of noncontrolling interests for Class A common stock	330	3	(330)	—	1,869	—	19	(1,891)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,184)	—	—	—	(2,184)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,333	—	—	—	2,333
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,095)	—	—	1,095	—
Balances, March 31, 2018	69,414	$694	46,934	$1	$353,376	$70,380	$2,167	$277,354	$703,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$20,284	$82,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,853	43,164
Change in fair value of derivative instruments	6,638	(15,803)
Reclassification of unrealized gain on derivative instruments into income	(745)	(698)
Write-downs and other charges, net	382	349
Tax receivable agreement liability adjustment	—	(16,873)
Amortization of debt discount and debt issuance costs	4,004	3,974
Share-based compensation	3,853	2,454
Earnings from joint ventures	(505)	(608)
Distributions from joint ventures	433	551
Loss on modification of debt	302	—
Deferred income tax	1,919	10,856
Changes in assets and liabilities:
Receivables, net	(5,196)	3,413
Inventories and prepaid expenses	(36,114)	(1,709)
Accounts payable	11,683	3,117
Accrued interest payable	7,666	4,925
Other accrued liabilities	(9,981)	(4,784)
Other, net	(871)	(8,411)
Net cash provided by operating activities	54,605	106,047
Cash flows from investing activities:
Capital expenditures, net of related payables	(160,030)	(137,728)
Proceeds from asset sales	70	83
Distributions in excess of earnings from joint ventures	30	428
Native American development costs	(204)	(130)
Net settlement of derivative instruments	3,819	1,310
Other, net	(853)	(1,089)
Net cash used in investing activities	(157,168)	(137,126)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	220,000	—
Payments under credit agreements with original maturity dates greater than three months	(111,835)	(3,406)
Proceeds from exercise of stock options	3,970	613
Distributions to noncontrolling interests	(4,688)	(5,496)
Dividends paid	(6,968)	(6,905)
Payment of debt issuance costs	(2,505)	—
Payments on other debt	(232)	(577)
Payments on tax receivable agreement liability	—	(5,015)
Other, net	(438)	(297)
Net cash provided by (used in) financing activities	97,304	(21,083)
Decrease in cash, cash equivalents and restricted cash	(5,259)	(52,162)
Balance, beginning of period	118,258	234,744
Balance, end of period	$112,999	$182,582
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$109,249	$179,192
Restricted cash	3,750	3,390
Balance, end of period	$112,999	$182,582
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,599 and $1,064 capitalized, respectively	$26,374	$23,317
Cash paid for income taxes, net of refunds received	$(65)	$(176)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$71,985	$53,264
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
At March 31, 2019, the Company held approximately 60.0% of the economic interests in Station Holdco as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is the designated sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is subject to federal income taxes and California state income taxes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
The Company has investments in three 50% owned smaller casino properties which are joint ventures accounted for using the equity method. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented within Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported and disclosed. Actual results could differ from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2018.
The Company updated its lease accounting policies as described in Note 12 in conjunction with the adoption of the new lease accounting standard.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Recently Issued and Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for measurement of credit losses on financial instruments. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective transition method with a cumulative-effect adjustment to retained earnings is required to be applied at the date of adoption. The Company will adopt this guidance in the first quarter of 2020 and does not expect the adoption to have a material impact on its financial position or results of operations.
In February 2016, the FASB issued a new accounting standard that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new standard, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with revenue recognition guidance.
The Company adopted the new lease accounting standard on January 1, 2019 using the modified retrospective transition method and elected not to retrospectively adjust its results of operations or balance sheets for comparative periods presented. The Company elected to use the package of practical expedients in its transition and accordingly, did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply the use-of-hindsight practical expedient. For leases under which the Company is the lessor, the Company elected not to separate non-lease components from lease components. Upon adoption, the Company recognized operating lease right-of-use assets and operating lease liabilities of $17.3 million. In addition, prepaid rent, deferred rent and off-market lease liability balances related to operating leases at December 31, 2018 were reclassified to right-of-use assets upon adoption. The Company recognized no cumulative-effect adjustment to retained earnings upon adoption of the new standard, and the adoption did not have a material impact on the Company’s statements of income or cash flows. See Note 12 for additional information.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three months ended March 31, 2018, approximately 0.3 million LLC Units, together with an equal number of Class B common shares, held by noncontrolling interest holders were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. No such units and shares were exchanged for Class A common shares during the three months ended March 31, 2019.
The ownership of the LLC Units is summarized as follows:

	March 31, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
Red Rock	70,273,915	60.0%	69,662,590	59.8%
Noncontrolling interest holders	46,884,413	40.0%	46,884,413	40.2%
Total	117,158,328	100.0%	116,547,003	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income and other comprehensive loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.
3.    Native American Development
North Fork Rancheria of Mono Indians Tribe
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through March 31, 2019, the Company has paid approximately $33.4 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2019, the carrying amount of the advances was $18.3 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2019. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at March 31, 2019 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2019
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Following is a discussion of certain unresolved legal matters related to the North Fork Project.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, an appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions in the Supreme Court of California seeking review of the appellate court’s decision. In March 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. The United Auburn case was fully briefed in December 2017. Oral argument has not yet been scheduled.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Contract and customer-related liabilities:
Rewards Program liability	$20,903	$20,654
Advance deposits and future wagers	19,025	18,624
Unpaid wagers, outstanding chips and other customer-related liabilities	15,753	19,640
Other accrued liabilities:
Accrued payroll and related	43,684	55,448
Accrued gaming and related	24,096	22,221
Construction payables and equipment purchase accruals	86,675	108,855
Operating lease liabilities, current portion	3,976	—
Other	23,380	21,032
	$237,492	$266,474
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2019	December 31, 2018
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (5.00% and 5.03% at March 31, 2019 and December 31, 2018, respectively), net of unamortized discount and deferred issuance costs of $41.0 million and $43.3 million at March 31, 2019 and December 31, 2018, respectively	$1,773,552	$1,775,951
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (4.25% at March 31, 2019), net of unamortized discount and deferred issuance costs of $3.2 million at March 31, 2019	193,745	—
Term Loan A Facility due June 8, 2022, interest at a margin above LIBOR or base rate (4.50% and 4.53% at March 31, 2019 and December 31, 2018, respectively), net of unamortized discount and deferred issuance costs of $0.8 million and $4.0 million at March 31, 2019 and December 31, 2018, respectively	54,326	251,448
Revolving Credit Facility due March 8, 2023, interest at a margin above LIBOR or base rate (4.25% at March 31, 2019)	361,277	—
Revolving Credit Facility due June 8, 2022, interest at a margin above LIBOR or base rate (4.54% weighted average at December 31, 2018)	—	245,000
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $5.5 million and $5.7 million at March 31, 2019 and December 31, 2018, respectively	544,464	544,286
Other long-term debt, weighted-average interest of 6.62% and 6.69% at March 31, 2019 and December 31, 2018, respectively, maturity dates ranging from 2027 to 2037	38,443	38,674
Total long-term debt	2,965,807	2,855,359
Current portion of long-term debt	(33,906)	(33,894)
Total long-term debt, net	$2,931,901	$2,821,465
Credit Facility
On February 8, 2019, Station LLC amended its existing credit facility agreement (the “Credit Facility”) to, among other things, (i) increase the borrowing availability under the Revolving Credit Facility by $115.0 million to $896.0 million and (ii) for consenting lenders under the Term Loan A Facility and the Revolving Credit Facility, extend the maturity date for their portion of such facilities by approximately one year and reduce the interest rate thereunder by 25 basis points. As a result of the amendment, both the Revolving Credit Facility and the Term Loan A Facility each have two tranches with different maturity dates and interest rate spreads. Amounts outstanding under the Revolving Credit Facility and the Term Loan A Facility bear

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

interest at either LIBOR or base rate, at Station LLC’s option, plus a spread that is dependent on Station LLC’s consolidated total leverage ratio as shown below:

Consolidated Total Leverage Ratio	Revolving Credit Facility and Term Loan A Facility due March 8, 2023		Revolving Credit Facility and Term Loan A Facility due June 8, 2022

	LIBOR	Base Rate	LIBOR	Base Rate
Greater than 3.50 to 1.00	1.75%	0.75%	2.00%	1.00%
Less than or equal to 3.50 to 1.00	1.50%	0.50%	1.75%	0.75%
The Company evaluated the Credit Facility amendment on a lender by lender basis and accounted for the amendment as a debt modification. The Company incurred approximately $3.3 million in costs associated with the transaction comprising primarily lender fees that were deferred. Of that amount, third-party fees of $0.3 million associated with the modified Term Loan A Facility were recognized as Loss on modification of debt in the Condensed Consolidated Statements of Income and Comprehensive Income.
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at March 31, 2019 to 5.25 to 1.00 at December 31, 2021 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within tranches of the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. In the opinion of management, the Company was in compliance with all applicable covenants at March 31, 2019.
Revolving Credit Facility Availability
At March 31, 2019, Station LLC’s combined borrowing availability under both tranches of its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $497.6 million, which was net of $361.3 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
6.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At March 31, 2019, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.46%, which will increase to 1.94% over the exposure period. At March 31, 2019, Station LLC’s interest rate swaps had a combined notional amount of $1.5 billion.
The change in fair value of all of Station LLC’s derivative instruments is reflected in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income and Comprehensive Income in the period in which the change occurs. The Company classifies cash flows for derivative instruments not designated as cash flow hedges as investing activities in the Condensed Consolidated Statements of Cash Flows.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At March 31, 2019, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net asset of $14.3 million. At March 31, 2019, Station LLC’s interest rate swaps effectively converted $1.5 billion of Station LLC’s variable interest rate debt to a fixed rate of 3.96%.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	March 31, 2019	December 31, 2018
Interest rate swaps not designated in hedge accounting relationships:
Prepaid expenses and other current assets	$4,159	$8,334
Other assets, net	9,167	15,611
Information about pretax gains and losses on derivative financial instruments is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of (Loss) Gain on Derivatives Recognized in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		Three Months Ended March 31,
		2019	2018
Interest rate swaps	Change in fair value of derivative instruments	$(6,638)	$15,803
Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, cumulative deferred net gains previously recognized in accumulated other comprehensive income associated with these interest rate swaps are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments occur. During each of the three-month periods ended March 31, 2019 and 2018, $0.7 million in deferred net gains were reclassified from accumulated other comprehensive income to Interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2019, there was $3.4 million in deferred net gains included in accumulated other comprehensive income, and of this amount, $2.8 million is expected to be reclassified into earnings during the next twelve months.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$13,326	$—	$13,326	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$23,945	$—	$23,945	$—
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporated credit valuation adjustments to appropriately reflect both its

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2019	December 31, 2018
Aggregate fair value	$2,984	$2,766
Aggregate carrying amount	2,966	2,855
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
During each of the three-month periods ended March 31, 2019 and 2018, the Company declared and paid cash dividends of $0.10 per share of Class A common stock. On April 30, 2019, the Company announced that it would pay a dividend of $0.10 per share to holders of record as of June 14, 2019 to be paid on June 28, 2019. Prior to the payment of the dividend, Station Holdco will declare a distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.
Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the three months ended March 31, 2019 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized gain on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2018	$1,279	$(196)	$1,083
Amounts reclassified from accumulated other comprehensive income (loss) into income	(444)	—	(444)
Net current-period other comprehensive loss	(444)	—	(444)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	2	—	2
Balances, March 31, 2019	$837	$(196)	$641
Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Red Rock Resorts, Inc.	$11,323	$51,180
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	—	1,891
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2,554)	(1,095)
Net transfers (to) from noncontrolling interests	(2,554)	796
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$8,769	$51,976

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11,585,479 shares of Class A common stock is reserved for issuance under the plan, of which approximately 0.5 million shares were available for issuance at March 31, 2019.
The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2019	373,764	$26.09	5,166,565	$25.60
Activity during the period:
Granted	445,339	27.41	3,205,472	27.26
Vested/exercised	(46,027)	26.49	(226,254)	21.13
Forfeited	(21,291)	30.92	(361,918)	27.23
Outstanding at March 31, 2019	751,785	$26.71	7,783,865	$26.34

The Company recognized share-based compensation expense of $3.9 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, unrecognized share-based compensation cost was $60.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.
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
The Company files income tax returns in federal and state jurisdictions. The Company is under federal audit for the 2016 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes.
The Company’s effective tax rate for the three months ended March 31, 2019 was 8.64%, including discrete items, as compared to 11.67% for the three months ended March 31, 2018. The Company’s effective tax rate is less than the statutory rate of 21% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company’s activities in California are minimal; as a result, state income taxes do not have a significant impact on the Company’s effective rate. During the three months ended March 31, 2018, the Company recognized income from a transaction with a pre-IPO owner and reported a net discrete $3.6 million write-down to the deferred tax asset.
As a result of the IPO and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the tax receivable agreement (“TRA”) representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco. As such, the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at March 31, 2019 and December 31, 2018, the valuation allowance was $38.4 million and $40.0 million, respectively.
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
At March 31, 2019 and December 31, 2018, the Company’s liability under the TRA was $24.9 million, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, a vice president of the Company and a member of the Company’s board. For the three months ended March 31, 2018, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $2.2 million and a net increase in deferred tax assets of $2.3 million, both of which were recorded through stockholders’ equity. No LLC Units were exchanged during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company’s liability under the TRA was reduced by $21.9 million, and nontaxable income of $16.9 million was recognized in a transaction with a pre-IPO owner.
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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$20,284	$82,130
Less: net income attributable to noncontrolling interests	(8,961)	(30,950)
Net income attributable to Red Rock, basic	11,323	51,180
Effect of dilutive securities	7,077	24,306
Net income attributable to Red Rock, diluted	$18,400	$75,486

	Three Months Ended March 31,
	2019	2018
Weighted-average shares of Class A common stock outstanding, basic	69,397	68,798
Effect of dilutive securities	47,296	48,149
Weighted-average shares of Class A common stock outstanding, diluted	116,693	116,947

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at the end of the period because their inclusion would have been antidilutive (amounts in thousands):

	As of March 31,
	2019	2018
Shares issuable upon exercise of stock options	5,849	2,145
Shares issuable upon vesting of restricted stock	506	—
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
12.    Leases
Lessee
The Company leases certain equipment, buildings, land and other assets used in its operations. The Company determines whether an arrangement is or contains a lease at inception, and determines the classification of the lease based on facts and circumstances as of the lease commencement date. For leases with an initial term greater than twelve months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For leases with an initial term of twelve months or less, the Company has elected not to recognize ROU assets or lease liabilities. The Company measures its ROU assets and lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. To calculate the present value of lease payments for leases that do not contain an implicit interest rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date. For leases under which the Company has options to extend or terminate the lease, such options are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company includes operating lease ROU assets within Other assets, net on its Condensed Consolidated Balance Sheets. Operating lease liabilities are included in Other accrued liabilities and Other long-term liabilities. For arrangements that contain both lease and non-lease components under which the Company is the lessee, the components are not combined for accounting purposes. The Company’s leases do not include any significant residual value guarantees, restrictions or covenants.
For operating leases with fixed rental payments or variable rental payments based on an index or rate, the Company recognizes lease expense on a straight-line basis over the lease term. For operating leases with variable payments not based on an index or rate, the Company recognizes the variable lease expense in the period in which the obligation for the payment is incurred. The Company’s variable lease payments not based on an index or rate are primarily related to short-term leases for slot machines under which lease payments are based on a percentage of the revenue earned.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The components of lease expense were as follows (amounts in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,282
Short-term lease cost	1,814
Variable lease cost	2,645
Total lease expense	$5,741
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

March 31, 2019
Operating lease right-of-use assets	$16,048

Operating lease liabilities:
Current portion	$3,976
Noncurrent portion	12,831
Total operating lease liabilities	$16,807

Weighted-average remaining lease term - operating leases	28.6 years
Weighted-average discount rate - operating leases	5.40%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,418
Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2019 are as follows (amounts in thousands):

Year Ending December 31,
2019 (a)	$3,696
2020	3,793
2021	2,196
2022	879
2023	473
Thereafter	43,603
Total future lease payments	54,640
Less imputed interest	(37,833)
Total operating lease liabilities	$16,807
____________________________________
(a)    Amount at March 31, 2019 represents lease payments for the remainder of the year.
Lessor
The Company leases space within its properties to third-party tenants, primarily food and beverage outlets and movie theaters. The Company also leases space to tenants within commercial and industrial buildings located on certain land held for development. All of the Company’s tenant leases are classified as operating leases and do not contain options for the lessee to purchase the underlying real property. At March 31, 2019, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 20 years.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Lease payments from tenants at the Company’s properties typically include variable rent based on a percentage of the tenant’s net sales, and may also include a fixed base rent amount, which may increase by a rate or index over time. The Company recognizes variable rental income in the period in which the right to receive such rental income is established according to the lease agreements and base rental income on a straight-line basis over the lease term. Lease payments from the Company’s tenants at commercial and industrial buildings are typically based on a fixed rental amount, which may increase by a rate or index over time. Non-lease components within tenant lease agreements, which primarily comprise utilities, property taxes and common area maintenance charges, are included within operating lease income. For the three months ended March 31, 2019 and 2018, revenue from tenant leases was $5.7 million and $6.0 million, respectively, which is included in Other revenues in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.
The following table presents undiscounted future minimum rentals to be received under operating leases as of March 31, 2019 (amounts in thousands):

Year Ending December 31,
2019 (a)	$7,496
2020	8,630
2021	7,395
2022	5,307
2023	4,160
Thereafter	13,118
$46,106
____________________________________
(a)    Amount at March 31, 2019 represents minimum rentals to be received for the remainder of the year.
13.    Commitments and Contingencies
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant risks.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenues
Las Vegas operations:
Casino	$244,933	$236,247
Food and beverage	104,933	90,928
Room	48,075	46,630
Other (a)	24,266	21,192
Management fees	163	173
Las Vegas operations net revenues	422,370	395,170
Native American management:
Management fees	22,996	24,505
Reportable segment net revenues	445,366	419,675
Corporate and other	1,656	1,364
Net revenues	$447,022	$421,039

Net income	$20,284	$82,130
Adjustments
Depreciation and amortization	50,853	43,164
Share-based compensation	3,853	2,454
Write-downs and other charges, net	23,728	3,845
Tax receivable agreement liability adjustment	—	(16,873)
Interest expense, net	37,438	31,111
Loss on modification of debt	302	—
Change in fair value of derivative instruments	6,638	(15,803)
Provision for income tax	1,919	10,856
Other	69	(807)
Adjusted EBITDA (b)	$145,084	$140,077

Adjusted EBITDA
Las Vegas operations	$130,478	$125,877
Native American management	21,476	22,094
Reportable segment Adjusted EBITDA	151,954	147,971
Corporate and other	(6,870)	(7,894)
Adjusted EBITDA	$145,084	$140,077

____________________________________

(a)
Other revenue included revenue from tenant leases of $5.7 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and does not represent revenue recognized from contracts with customers.

(b)
Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, interest expense, net, loss on modification of debt, change in fair value of derivative instruments, provision for income tax and other.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Red Rock was formed as a Delaware corporation in September 2015 to manage Station Casinos LLC (“Station LLC”) and to own an indirect interest in Station LLC through our ownership in Station Holdco LLC (“Station Holdco”). In May 2016, we completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”), and outstanding LLC Units from existing members of Station Holdco. We own all of the outstanding voting interests in Station LLC and have an indirect economic interest in Station LLC through our ownership interest in Station Holdco, which owns all of the economic interests in Station LLC. Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe.
At March 31, 2019, we held approximately 60.0% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2018. Based on a recent U.S. Census Bureau release, Nevada was first among all states in percentage growth of population from July 2017 to July 2018. In addition, based on preliminary data for March 2019 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.8% year-over-year increase in employment to 1,025,700, which is an all-time high. This resulted in an unemployment rate of 3.8% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 72 consecutive months of year-over-year increases in taxable retail sales from February 2013 to January 2019. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 165% at March 2019 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Our operating results for the three months ended March 31, 2019 continued to reflect the impact of construction disruption and costs associated with the ongoing $690 million redevelopment project at Palms Casino Resort (“Palms”). Phase one of the Palms redevelopment opened in May 2018, and with the exception of the new wellness spa and salon, which is expected to be complete by the end of the second quarter of 2019, phase two of the project is now complete. In addition, with the exception of one restaurant, which is expected to be complete by the end of the third quarter of 2019, phase three of the project is now also complete. The Palms redevelopment project remains on schedule and the $690 million project budget remains unchanged. A $191 million redevelopment project at Palace Station was completed on schedule and on budget in December 2018.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.

•	Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2019	2018
Net revenues	$447,022	$421,039	6.2%
Operating income	66,145	107,841	(38.7)%

Casino revenues	244,933	236,247	3.7%
Casino expenses	82,940	78,958	5.0%
Margin	66.1%	66.6%

Food and beverage revenues	104,933	90,928	15.4%
Food and beverage expenses	92,236	80,109	15.1%
Margin	12.1%	11.9%

Room revenues	48,075	46,630	3.1%
Room expenses	20,196	20,100	0.5%
Margin	58.0%	56.9%

Other revenues	25,922	22,556	14.9%
Other expenses	11,859	8,786	35.0%

Management fee revenue	23,159	24,678	(6.2)%

Selling, general and administrative expenses	99,065	95,109	4.2%
Percent of net revenues	22.2%	22.6%

Depreciation and amortization	50,853	43,164	17.8%
Write-downs and other charges, net	23,728	3,845	n/m
Tax receivable agreement liability adjustment	—	(16,873)	n/m
Interest expense, net	37,438	31,111	20.3%
Loss on modification of debt	(302)	—	n/m
Change in fair value of derivative instruments	(6,638)	15,803	n/m
Provision for income tax	(1,919)	(10,856)	(82.3)%
Net income attributable to noncontrolling interests	8,961	30,950	(71.0)%
Net income attributable to Red Rock	11,323	51,180	(77.9)%
____________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of our Las Vegas operations are discussed in the remaining sections below.

Net Revenues. Net revenues for the three months ended March 31, 2019 increased by 6.2% as compared to the prior year period. The increase in net revenues was primarily due to an increase in Las Vegas operations.
Operating Income. Operating income decreased to $66.1 million for the three months ended March 31, 2019 from $107.8 million for the same period in 2018. The decrease was primarily due to redevelopment costs at Palms and higher depreciation expense in the current year period, as well as income from a tax receivable agreement liability adjustment in the prior year period. The impact of these factors was partially offset by improved operating results at our properties. Components of operating income for the comparative periods are discussed below.
Casino.  Casino revenues increased by 3.7% for the three months ended March 31, 2019 as compared to the prior year period due to increased volume across all major categories of gaming operations. Slot handle increased by 2.4%, table games drop increased by 11.3% and race and sports write increased by 12.0% for the three months ended March 31, 2019 as compared to the same period in 2018. Casino expenses increased by 5.0% for the three months ended March 31, 2019, primarily due to the increased casino volume.
Food and Beverage.  For the three months ended March 31, 2019, food and beverage revenue increased by 15.4% as compared to the prior year period, primarily due to the opening of several new restaurants and entertainment offerings at Palms and Palace Station. For the three months ended March 31, 2019 as compared to the same period in 2018, the number of restaurant guests served increased by 1.1% and the average guest check increased by 13.0%. Food and beverage expenses increased by 15.1% for the three months ended March 31, 2019 as compared to the prior year period, commensurate with the increase in food and beverage revenue.
Room.  Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2019	2018
Occupancy	87.7%	90.0%
Average daily rate	$131.38	$125.60
Revenue per available room	$115.17	$112.98
For the three months ended March 31, 2019, room revenues increased by 3.1% as compared to the same period in 2018, primarily due to a decrease in construction disruption at Palms and the completion of the Palace Station redevelopment project. For the three months ended March 31, 2019, our ADR increased by 4.6% and our occupancy rate decreased by 2.3 percentage points, both as compared to the prior year period. Room expenses increased slightly for the three months ended March 31, 2019 as compared to the prior year period.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses increased for the three months ended March 31, 2019 as compared to the prior year period, primarily due to additional entertainment offerings.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For the three months ended March 31, 2019 as compared to the prior year period, management fee revenue decreased 6.2% to $23.2 million. The decrease was due to the expiration of the Gun Lake management agreement in February 2018, which produced $4.3 million of revenue in the prior year period, partially offset by increased management fees from Graton Resort driven by stronger operating results.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2019, SG&A expenses increased by $4.0 million as compared to the prior year period. As a percentage of net revenue, SG&A expenses decreased slightly for the three months ended March 31, 2019 as compared to the prior year period.
Depreciation and Amortization.  For the three months ended March 31, 2019, depreciation and amortization expense increased to $50.9 million as compared to $43.2 million for the prior year period. The increase in depreciation and amortization expense was primarily due to the completion of the Palace Station project and portions of the Palms redevelopment being placed into service.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, preopening and redevelopment, innovation and development costs, severance and non-routine expenses. For the three months ended March 31, 2019 and 2018, write-downs and other charges, net totaled $23.7 million and $3.8 million, respectively. These amounts included $20.6 million and $2.6 million, respectively, related to the redevelopment of Palms.

Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Condensed Consolidated Statements of Income and Comprehensive Income. No LLC Units were exchanged during the three months ended March 31, 2019 and there was no change in our TRA liability. During the three months ended March 31, 2018, our liability under the TRA was reduced by $21.9 million, and we recognized nontaxable income of $16.9 million in a transaction with a pre-IPO owner. In addition, during the three months ended March 31, 2018, exchanges of LLC Units resulted in a $2.2 million increase in the TRA liability and a net increase in deferred tax assets of $2.3 million, both of which were recorded through stockholders’ equity.
Interest Expense, net.  Interest expense, net increased to $37.4 million for the three months ended March 31, 2019 as compared to $31.1 million for the same period in 2018. The increase in interest expense was primarily due to higher outstanding indebtedness and higher variable interest rates on our credit facility due to an increase in LIBOR. These increases were partially offset by higher capitalized interest and the repricing of a portion of the credit facility in February 2019. Additional information about long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Loss on Modification of Debt. For the three months ended March 31, 2019, we recorded a $0.3 million loss on modification of debt resulting from the amendment to the credit facility in February 2019. See Note 5 for additional information.
Change in Fair Value of Derivative Instruments. During the three-month periods ended March 31, 2019 and 2018, we recognized a net loss of $6.6 million and a net gain of $15.8 million, respectively, in the fair value of our interest rate swaps, primarily due to movements in interest rates and the forward yield curve.
Provision for Income Tax. For the three months ended March 31, 2019, we recognized an income tax provision of $1.9 million. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 8.64% for the three months ended March 31, 2019 was less than the statutory rate. The provision for income tax was $10.9 million for the three months ended March 31, 2018.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2019 and 2018 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2019	2018
Net revenues
Las Vegas operations	$422,370	$395,170
Native American management	22,996	24,505
Reportable segment net revenues	445,366	419,675
Corporate and other	1,656	1,364
Net revenues	$447,022	$421,039

Net income	$20,284	$82,130
Adjustments
Depreciation and amortization	50,853	43,164
Share-based compensation	3,853	2,454
Write-downs and other charges, net	23,728	3,845
Tax receivable agreement liability adjustment	—	(16,873)
Interest expense, net	37,438	31,111
Loss on modification of debt	302	—
Change in fair value of derivative instruments	6,638	(15,803)
Provision for income tax	1,919	10,856
Other	69	(807)
Adjusted EBITDA	$145,084	$140,077

Adjusted EBITDA
Las Vegas operations	$130,478	$125,877
Native American management	21,476	22,094
Reportable segment Adjusted EBITDA	151,954	147,971
Corporate and other	(6,870)	(7,894)
Adjusted EBITDA	$145,084	$140,077

The increase in Adjusted EBITDA for the three months ended March 31, 2019 as compared to the prior year period is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, interest expense, net, loss on modification of debt, change in fair value of derivative instruments, provision for income tax and other.
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
At March 31, 2019, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million and a net deferred tax asset of $109.9 million that are solely assets of the Holding Company, partially offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.7 million of other net current liabilities. At December 31, 2018, the Holding Company had cash of $0.2 million and a net deferred tax asset of $111.8 million, partially offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.6 million of other net current liabilities.
For the three months ended March 31, 2019, the Holding Company incurred a net loss of $1.9 million representing provision for income tax. For the three months ended March 31, 2018, the Holding Company generated net income of $5.0 million, which primarily included $16.9 million of income from TRA liability adjustments, provision for income tax of $10.9 million and SG&A expense of $1.0 million.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
On February 8, 2019, we amended Station LLC’s existing credit facility to, among other things, (i) increase the borrowing availability under the revolving credit facility by $115.0 million to $896.0 million and (ii) for consenting lenders under the term loan A facility and the revolving credit facility, extend the maturity date for their portion of such facilities by approximately one year and reduce the interest rate thereunder by 25 basis points. As a result of the amendment, both the revolving credit facility and the term loan A facility each have two tranches with different maturity dates and interest rate spreads as discussed in Note 5 to the Condensed Consolidated Financial Statements.
At March 31, 2019, we had $109.2 million in cash and cash equivalents, and Station LLC’s combined borrowing availability under both tranches of its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $497.6 million, which was net of $361.3 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2019 are expected to include (i) $175.0 million to $225.0 million for maintenance and investment capital expenditures, including amounts related to the redevelopment of Palms, (ii) required principal and interest payments on Station LLC’s indebtedness, totaling $25.6 million and $103.5 million, respectively, (iii) $57.3 million for the purchase of the leased land on which Wild Wild West is located, and (iv) dividends to our Class A common stockholders and distributions to noncontrolling interest holders of Station Holdco, including approximately $11.7 million to be paid in June 2019.
We are obligated to make payments under the TRA, which is described in Note 10 to the Condensed Consolidated Financial Statements. At March 31, 2019, such obligations with respect to previously consummated transactions totaled $24.9 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
In February 2019, our Board of Directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through March 31, 2019, no repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$54,605	$106,047
Investing activities	(157,168)	(137,126)
Financing activities	97,304	(21,083)
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
For the three months ended March 31, 2019, net cash provided by operating activities was $54.6 million as compared to $106.0 million for the prior year period. Operating cash flows were impacted by expenses and prepayments related to the redevelopment and additional entertainment offerings of Palms.
Cash Flows from Investing Activities
For the three months ended March 31, 2019, capital expenditures were $160.0 million, which primarily were related to the redevelopment at Palms. During the three months ended March 31, 2018, capital expenditures were $137.7 million, which primarily were related to various renovation projects, including the redevelopment at Palms and the upgrade and expansion project at Palace Station, as well as the purchase of slot machines and related gaming equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, we incurred net borrowings under the revolving credit facility of $116.3 million. We also completed an amendment to our credit facility and paid $2.5 million in related fees and costs. In addition, we paid $7.0 million in dividends to Class A common shareholders and $4.7 million in cash distributions to the noncontrolling interest holders of Station Holdco.
During the three months ended March 31, 2018, we paid $6.9 million in dividends to Class A common shareholders and $5.5 million in cash distributions, of which $4.7 million was paid to the noncontrolling interest holders of Station Holdco.

We also paid $5.0 million to a pre-IPO owner of Station Holdco in exchange for which the owner assigned to us all of its rights under the TRA as described in Note 10.
Restrictive Covenants
As described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, the amendment of the credit facility in February 2019 included changes to certain financial ratio covenants that Station LLC is required to maintain throughout the term of the facility. During the three months ended March 31, 2019, there were no other changes to the covenants included in the credit facility or the indenture governing the 5.00% Senior Notes. At March 31, 2019, Station LLC’s interest coverage ratio was 4.30 to 1.00 and its consolidated total leverage ratio was 5.10 to 1.00, both as defined in the credit facility. We believe that as of March 31, 2019, Station LLC was in compliance with the covenants contained in the credit facility and the indenture governing the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 6 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2019, we had outstanding letters of credit and similar obligations totaling $37.1 million.
Contractual Obligations
During the three months ended March 31, 2019, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began on February 4, 2019. There are currently no specific proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
Except for the February 2019 amendment to Station LLC’s credit facility, during the three months ended March 31, 2019 there were no material changes to the terms of our indebtedness as described in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 5 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 6 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. As of January 1, 2019, we updated our lease accounting policies in conjunction with our adoption of the new lease accounting standard. A description of this change is included in Note 12 to the Condensed Consolidated Financial Statements. There were no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2019. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    Other Information
Item 1.    Legal Proceedings
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of such matters and litigation inherently involves significant risks.
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In January and March 2019, we repurchased 823 and 7,512 shares, respectively, of Class A common stock in satisfaction of tax withholding obligations on vested restricted stock at an average price of approximately $20 and $26 per share, respectively, for a total purchase price of approximately $16,700 and $195,800, respectively. The shares were retired upon repurchase. These repurchases were not part of the Company’s equity repurchase program.
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits

(a)	Exhibits
No. 10.1—Amendment No. 1 to Tax Receivable Agreement.
No. 10.2—Employment Agreement, dated as of February 19, 2019, among Red Rock Resorts, Inc., Station Casinos LLC and Robert A. Finch.†
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.
______________________________
† Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	May 8, 2019	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)