Form 10-Q
period 2019-06-30
Red Rock Resorts, Inc.
filed 2019-08-08
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-37754
RED ROCK RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-5081182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1505 South Pavilion Center Drive, Las Vegas, Nevada
(Address of principal executive offices)
89135
(Zip Code)
(702) 495-3000
Registrant’s telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $.01 par value	RRR	NASDAQ Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Class A Common Stock, $0.01 par value	70,328,141
Class B Common Stock, $0.00001 par value	46,827,370

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,233	$114,607
Restricted cash	3,925	3,651
Receivables, net	53,375	51,356
Inventories	18,178	14,910
Prepaid gaming tax	27,385	23,422
Prepaid expenses and other current assets	40,775	34,417
Assets held for sale	19,602	19,602
Total current assets	263,473	261,965
Property and equipment, net of accumulated depreciation of $939,475 and $847,718 at June 30, 2019 and December 31, 2018, respectively	3,114,892	3,012,405
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $50,474 and $46,117 at June 30, 2019 and December 31, 2018, respectively	112,863	117,220
Land held for development	193,686	193,686
Investments in joint ventures	8,800	8,903
Native American development costs	18,593	17,970
Deferred tax asset, net	110,867	111,833
Other assets, net	110,870	89,868
Total assets	$4,129,720	$4,009,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,431	$25,896
Accrued interest payable	8,536	7,418
Other accrued liabilities	218,380	266,474
Current portion of long-term debt	33,911	33,894
Total current liabilities	297,258	333,682
Long-term debt, less current portion	2,961,228	2,821,465
Other long-term liabilities	28,639	12,436
Payable pursuant to tax receivable agreement	24,948	24,948
Total liabilities	3,312,073	3,192,531
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 70,271,098 and 69,662,590 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	703	697
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,884,413 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	369,930	361,970
Retained earnings	149,317	155,869
Accumulated other comprehensive income	205	1,083
Total Red Rock Resorts, Inc. stockholders’ equity	520,156	519,620
Noncontrolling interest	297,491	297,375
Total stockholders’ equity	817,647	816,995
Total liabilities and stockholders’ equity	$4,129,720	$4,009,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Casino	$245,268	$232,756	$490,201	$469,003
Food and beverage	137,791	94,632	242,724	185,560
Room	49,311	42,719	97,386	89,349
Other	26,905	24,917	52,827	47,473
Management fees	23,593	21,164	46,752	45,842
Net revenues	482,868	416,188	929,890	837,227
Operating costs and expenses:
Casino	87,716	80,396	170,656	159,354
Food and beverage	140,155	85,114	232,391	165,223
Room	20,559	19,431	40,755	39,531
Other	13,674	12,109	25,533	20,895
Selling, general and administrative	110,602	98,071	209,667	193,180
Depreciation and amortization	55,835	45,992	106,688	89,156
Write-downs and other charges, net	8,846	10,786	32,574	14,631
Tax receivable agreement liability adjustment	—	(73,502)	—	(90,375)
	437,387	278,397	818,264	591,595
Operating income	45,481	137,791	111,626	245,632
Earnings from joint ventures	521	499	1,026	1,107
Operating income and earnings from joint ventures	46,002	138,290	112,652	246,739
Other (expense) income:
Interest expense, net	(40,981)	(31,598)	(78,419)	(62,709)
Loss on modification of debt	—	—	(302)	—
Change in fair value of derivative instruments	(12,958)	7,321	(19,596)	23,124
Other	(83)	(66)	(152)	(221)
	(54,022)	(24,343)	(98,469)	(39,806)
(Loss) income before income tax	(8,020)	113,947	14,183	206,933
Benefit (provision) for income tax	953	(14,845)	(966)	(25,701)
Net (loss) income	(7,067)	99,102	13,217	181,232
Less: net (loss) income attributable to noncontrolling interests	(3,221)	16,367	5,740	47,317
Net (loss) income attributable to Red Rock Resorts, Inc.	$(3,846)	$82,735	$7,477	$133,915

(Loss) earnings per common share (Note 11):
(Loss) earnings per share of Class A common stock, basic	$(0.06)	$1.20	$0.11	$1.94
(Loss) earnings per share of Class A common stock, diluted	$(0.06)	$0.82	$0.10	$1.46
Weighted-average common shares outstanding:
Basic	69,556	69,124	69,477	68,962
Diluted	69,556	117,002	116,715	116,973

Comprehensive (loss) income	$(7,798)	$98,502	$11,741	$180,022
Less: comprehensive (loss) income attributable to noncontrolling interests	(3,514)	16,093	5,146	46,758
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(4,284)	$82,409	$6,595	$133,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2019	70,274	$703	46,884	$1	$367,039	$160,183	$641	$303,901	$832,468
Net loss	—	—	—	—	—	(3,846)	—	(3,221)	(7,067)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(438)	(293)	(731)
Share-based compensation	—	—	—	—	4,554	—	—	—	4,554
Distributions	—	—	—	—	—	—	—	(4,689)	(4,689)
Dividends	—	—	—	—	—	(7,020)	—	—	(7,020)
Issuance of restricted stock awards, net of forfeitures	(18)	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(6)	—	—	—	(163)	—	—	—	(163)
Stock option exercises, net	21	—	—	—	295	—	—	—	295
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,795)	—	2	1,793	—
Balances, June 30, 2019	70,271	$703	46,884	$1	$369,930	$149,317	$205	$297,491	$817,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2018	69,414	$694	46,934	$1	$353,376	$70,380	$2,167	$277,354	$703,972
Net income	—	—	—	—	—	82,735	—	16,367	99,102
Other comprehensive loss, net of tax	—	—	—	—	—	—	(326)	(274)	(600)
Share-based compensation	—	—	—	—	3,145	—	—	—	3,145
Distributions	—	—	—	—	—	—	—	(4,983)	(4,983)
Dividends	—	—	—	—	—	(6,950)	—	—	(6,950)
Issuance of restricted stock awards, net of forfeitures	(21)	(1)	—	—	1	—	—	—	—
Repurchases of Class A common stock	(7)	—	—	—	(235)	—	—	—	(235)
Stock option exercises	191	2	—	—	3,729	—	—	—	3,731
Exchanges of noncontrolling interests for Class A common stock	50	1	(50)	—	280	—	2	(283)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(344)	—	—	—	(344)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	385	—	—	—	385
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,268)	—	9	2,259	—
Balances, June 30, 2018	69,627	$696	46,884	$1	$358,069	$146,165	$1,852	$290,440	$797,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net income	—	—	—	—	—	7,477	—	5,740	13,217
Other comprehensive loss, net of tax	—	—	—	—	—	—	(882)	(594)	(1,476)
Share-based compensation	—	—	—	—	8,428	—	—	—	8,428
Distributions	—	—	—	—	—	—	—	(9,377)	(9,377)
Dividends	—	—	—	—	—	(14,029)	—	—	(14,029)
Issuance of restricted stock awards, net of forfeitures	406	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(14)	—	—	—	(376)	—	—	—	(376)
Stock option exercises, net	216	2	—	—	4,263	—	—	—	4,265
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,351)	—	4	4,347	—
Balances, June 30, 2019	70,271	$703	46,884	$1	$369,930	$149,317	$205	$297,491	$817,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	133,915	—	47,317	181,232
Other comprehensive loss, net of tax	—	—	—	—	—	—	(651)	(559)	(1,210)
Share-based compensation	—	—	—	—	5,629	—	—	—	5,629
Distributions	—	—	—	—	—	—	—	(10,479)	(10,479)
Dividends	—	—	—	—	—	(13,888)	—	—	(13,888)
Issuance of restricted stock awards, net of forfeitures	137	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	222	2	—	—	4,342	—	—	—	4,344
Exchanges of noncontrolling interests for Class A common stock	380	4	(380)	—	2,149	—	21	(2,174)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,528)	—	—	—	(2,528)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,718	—	—	—	2,718
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,363)	—	9	3,354	—
Balances, June 30, 2018	69,627	$696	46,884	$1	$358,069	$146,165	$1,852	$290,440	$797,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,217	$181,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,688	89,156
Change in fair value of derivative instruments	19,596	(23,124)
Reclassification of unrealized gain on derivative instruments into income	(1,476)	(1,387)
Write-downs and other charges, net	1,220	764
Tax receivable agreement liability adjustment	—	(90,375)
Amortization of debt discount and debt issuance costs	8,082	8,006
Share-based compensation	8,385	5,557
Earnings from joint ventures	(1,026)	(1,107)
Distributions from joint ventures	954	911
Loss on modification of debt	302	—
Deferred income tax	966	25,701
Changes in assets and liabilities:
Receivables, net	(1,992)	5,324
Inventories and prepaid expenses	(32,812)	(9,265)
Accounts payable	12,243	8,106
Accrued interest payable	1,118	(2,921)
Other accrued liabilities	7,656	2,766
Other, net	26	(8,323)
Net cash provided by operating activities	143,147	191,021
Cash flows from investing activities:
Capital expenditures, net of related payables	(271,599)	(257,698)
Proceeds from asset sales	248	4,538
Distributions in excess of earnings from joint ventures	142	764
Native American development costs	(657)	(226)
Net settlement of derivative instruments	7,803	3,929
Other, net	(4,565)	(2,861)
Net cash used in investing activities	(268,628)	(251,554)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	375,000	—
Payments under credit agreements with original maturity dates greater than three months	(240,106)	(11,519)
Proceeds from exercise of stock options	4,265	4,344
Distributions to noncontrolling interests	(9,377)	(10,479)
Dividends paid	(13,967)	(13,840)
Payment of debt issuance costs	(3,290)	—
Payments on other debt	(468)	(1,175)
Payments on tax receivable agreement liability	—	(28,865)
Other, net	(676)	(757)
Net cash provided by (used in) financing activities	111,381	(62,291)
Decrease in cash, cash equivalents and restricted cash	(14,100)	(122,824)
Balance, beginning of period	118,258	234,744
Balance, end of period	$104,158	$111,920
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$100,233	$108,418
Restricted cash	3,925	3,502
Balance, end of period	$104,158	$111,920
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,745 and $3,674 capitalized, respectively	$70,465	$59,630
Cash paid for income taxes, net of refunds received	$(65)	$(176)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$50,694	$92,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in September 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. The Company owns all of the outstanding voting interests in Station LLC and has an indirect interest in Station LLC through its ownership interest in Station Holdco LLC (“Station Holdco”), which owns all of the economic interests in Station LLC. In May 2016, the Company completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”) and outstanding LLC Units from existing members of Station Holdco.
At June 30, 2019, the Company held 60% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is the designated sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is subject to federal income taxes and California state income taxes.
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
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three and six months ended June 30, 2018, approximately 0.1 million and 0.4 million LLC Units, respectively, together with an equal number of Class B common shares held by noncontrolling interest holders, were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. No such units and shares were exchanged for Class A common shares during the three and six months ended June 30, 2019.
The ownership of the LLC Units is summarized as follows:

	June 30, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
Red Rock	70,271,098	60.0%	69,662,590	59.8%
Noncontrolling interest holders	46,884,413	40.0%	46,884,413	40.2%
Total	117,155,511	100.0%	116,547,003	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax (loss) income and other comprehensive loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.
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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants, and the cost of the project is expected to be between $250 million and $300 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, without limitation, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through June 30, 2019, the Company has paid approximately $33.7 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2019, the carrying amount of the advances was $18.6 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2019. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at June 30, 2019 of each of the critical milestones necessary to complete the North Fork Project.

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
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. In November 2016, the district court dismissed Picayune’s complaint, but the court subsequently vacated its ruling based on the December 2016 decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. In May 2017, the court stayed the case for six months by agreement of the parties and scheduled a status conference in November 2017 to address how the case should proceed in light of the California Supreme Court’s granting of the Mono and State’s petitions for review in Stand Up for California! v. Brown. The case remains stayed.
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. Oral argument has not yet been scheduled.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Contract and customer-related liabilities:
Rewards Program liability	$21,106	$20,654
Advance deposits and future wagers	18,608	18,624
Unpaid wagers, outstanding chips and other customer-related liabilities	14,696	19,640
Other accrued liabilities:
Accrued payroll and related	58,177	55,448
Accrued gaming and related	23,723	22,221
Construction payables and equipment purchase accruals	50,694	108,855
Operating lease liabilities, current portion	3,981	—
Other	27,395	21,032
	$218,380	$266,474

5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2019	December 31, 2018
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (4.91% and 5.03% at June 30, 2019 and December 31, 2018, respectively), net of unamortized discount and deferred issuance costs of $38.6 million and $43.3 million at June 30, 2019 and December 31, 2018, respectively	$1,771,230	$1,775,951
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (4.16% at June 30, 2019), net of unamortized discount and deferred issuance costs of $3.0 million at June 30, 2019	191,293	—
Term Loan A Facility due June 8, 2022, interest at a margin above LIBOR or base rate (4.41% and 4.53% at June 30, 2019 and December 31, 2018, respectively), net of unamortized discount and deferred issuance costs of $0.8 million and $4.0 million at June 30, 2019 and December 31, 2018, respectively	53,647	251,448
Revolving Credit Facility due March 8, 2023, interest at a margin above LIBOR or base rate (4.18% weighted average at June 30, 2019)	393,959	—
Revolving Credit Facility due June 8, 2022, interest at a margin above LIBOR or base rate (6.50% and 4.54% weighted average at June 30, 2019 and December 31, 2018, respectively)	2,159	245,000
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $5.4 million and $5.7 million at June 30, 2019 and December 31, 2018, respectively	544,644	544,286
Other long-term debt, weighted-average interest of 6.69% at June 30, 2019 and December 31, 2018, maturity dates ranging from 2027 to 2037	38,207	38,674
Total long-term debt	2,995,139	2,855,359
Current portion of long-term debt	(33,911)	(33,894)
Total long-term debt, net	$2,961,228	$2,821,465

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
The Company evaluated the Credit Facility amendment on a lender by lender basis and accounted for the amendment as a debt modification. The Company incurred approximately $3.3 million in costs associated with the transaction comprising primarily lender fees that were deferred. Of that amount, third-party fees of $0.3 million associated with the modified Term Loan A Facility were recognized as Loss on modification of debt in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at June 30, 2019 to 5.25 to 1.00 at December 31, 2021 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within tranches of the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. In the opinion of management, the Company was in compliance with all applicable covenants at June 30, 2019.
Revolving Credit Facility Availability
At June 30, 2019, Station LLC’s combined borrowing availability under both tranches of its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $462.8 million, which was net of $396.1 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
6.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At June 30, 2019, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.46%, which will increase to 1.94% over the exposure period. At June 30, 2019, Station LLC’s interest rate swaps had a combined notional amount of $1.5 billion and effectively converted $1.5 billion of Station LLC’s variable interest rate debt to a fixed rate of 3.95%.
Derivative instruments are presented at fair value on the Condensed Consolidated Balance Sheets and the Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty. Changes in the fair values of derivative instruments not designated in hedge accounting relationships are reflected in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the period in which the change occurs.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At June 30, 2019, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $2.9 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	June 30, 2019	December 31, 2018
Interest rate swaps not designated in hedge accounting relationships:
Prepaid expenses and other current assets	$276	$8,334
Other assets, net	1,971	15,611
Other long-term liabilities	5,660	—

Information about pretax gains and losses on derivative financial instruments is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of (Loss) Gain on Derivatives Recognized in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate swaps	Change in fair value of derivative instruments	$(12,958)	$7,321	$(19,596)	$23,124

Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, cumulative deferred net gains previously recognized in accumulated other comprehensive income associated with these interest rate swaps are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments occur. During each of the three-month periods ended June 30, 2019 and 2018, $0.7 million in deferred net gains were reclassified from accumulated other comprehensive income to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During each of the six-month periods ended June 30, 2019 and 2018, $1.5 million and $1.4 million, respectively, in deferred net gains were similarly reclassified. At June 30, 2019, accumulated other comprehensive income included $2.7 million in deferred net gains, which is expected to be reclassified into earnings during the next twelve months.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$2,247	$—	$2,247	$—
Liabilities
Interest rate swaps	$5,660	$—	$5,660	$—

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$23,945	$—	$23,945	$—

The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial liabilities measured at fair value on a recurring basis at December 31, 2018.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2019	December 31, 2018
Aggregate fair value	$3,027	$2,766
Aggregate carrying amount	2,995	2,855

The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
During the three- and six-month periods ended June 30, 2019, the Company declared and paid cash dividends of $0.10 and $0.20 per share of Class A common stock, respectively, and it paid the same amounts for the three- and six-month periods ended June 30, 2018. On August 6, 2019, the Company announced that it would pay a dividend of $0.10 per share to holders of record as of September 13, 2019 to be paid on September 27, 2019. Prior to the payment of the dividend, Station Holdco will declare a distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.
Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income, net of tax and noncontrolling interest, by component for the six months ended June 30, 2019 (amounts in thousands):

	Accumulated Other Comprehensive Income
	Unrealized gain on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2018	$1,279	$(196)	$1,083
Amounts reclassified into income	(882)	—	(882)
Net current-period other comprehensive loss	(882)	—	(882)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	4	—	4
Balances, June 30, 2019	$401	$(196)	$205

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to Red Rock Resorts, Inc.	$(3,846)	$82,735	$7,477	$133,915
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	—	283	—	2,174
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,793)	(2,259)	(4,347)	(3,354)
Net transfers to noncontrolling interests	(1,793)	(1,976)	(4,347)	(1,180)
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers to noncontrolling interests	$(5,639)	$80,759	$3,130	$132,735

9.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. On June 13, 2019, the Company’s shareholders approved the Red Rock Resorts, Inc. Amended and Restated 2016 Equity Incentive Plan (the “Plan”), which increased the number of shares of Class A common stock reserved for issuance under the Plan to 23.2 million. At June 30, 2019, a total of 12.4 million shares were available for issuance under the Plan.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2019	373,764	$26.09	5,166,565	$25.60
Activity during the period:
Granted	445,339	27.41	3,205,472	27.26
Vested/exercised	(87,468)	24.02	(269,379)	20.88
Forfeited	(39,214)	29.29	(636,600)	27.03
Outstanding at June 30, 2019	692,421	$27.02	7,466,058	$26.36

The Company recognized share-based compensation expense of $4.5 million and $8.4 million for the three and six months ended June 30, 2019, respectively, and $3.1 million and $5.6 million for the three and six months ended June 30, 2018, respectively. At June 30, 2019, unrecognized share-based compensation cost was $53.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.
10.    Income Taxes
Red Rock is a corporation and pays corporate federal, state and local taxes on its income, primarily pass-through income from Station Holdco based upon Red Rock’s economic interest held in Station Holdco. Station Holdco is a partnership for income tax reporting purposes; therefore, its members are liable for federal, state and local income taxes based on their share of Station Holdco’s pass-through taxable income.
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
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 11.88% and 6.81%, respectively, including discrete items, as compared to 13.03% and 12.42% for the three and six months ended June 30, 2018. The Company’s effective tax rate is less than the statutory rate of 21% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax. During the six months ended June 30, 2018, the Company recognized income from transactions with pre-IPO owners and reported a net discrete $19.4 million write-down to the deferred tax asset.
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
The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco. As such, the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at June 30, 2019 and December 31, 2018, the valuation allowance was $37.5 million and $40.0 million, respectively.
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
At June 30, 2019 and December 31, 2018, the Company’s liability under the TRA was $24.9 million, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, a vice president of the Company and a member of the Company’s Board. For the three and six months ended June 30, 2018, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.3 million and $2.5 million, respectively, and a net increase in deferred tax assets of $0.4 million and $2.7 million, respectively, all of which were recorded through stockholders’ equity. No LLC Units were exchanged during the six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company paid $23.9 million and $28.9 million, respectively, to pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. The Company’s liability under the TRA was reduced by $97.4 million and $119.2 million, respectively, and nontaxable income of $73.5 million and $90.4 million, respectively, was recognized as a result of the transactions with pre-IPO owners.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

taxable income to utilize such tax benefits, and may substantially exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRA.
11.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months ended June 30, 2019, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(7,067)	$99,102	$13,217	$181,232
Less: net loss (income) attributable to noncontrolling interests	3,221	(16,367)	(5,740)	(47,317)
Net (loss) income attributable to Red Rock, basic	(3,846)	82,735	7,477	133,915
Effect of dilutive securities	—	12,852	4,534	37,159
Net (loss) income attributable to Red Rock, diluted	$(3,846)	$95,587	$12,011	$171,074

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average shares of Class A common stock outstanding, basic	69,556	69,124	69,477	68,962
Effect of dilutive securities	—	47,878	47,238	48,011
Weighted-average shares of Class A common stock outstanding, diluted	69,556	117,002	116,715	116,973

The calculation of diluted (loss) earnings per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at June 30, 2019 and 2018, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares issuable in exchange for Class B common stock and LLC Units	46,884	—	—	—
Shares issuable upon exercise of stock options	5,802	2,106	5,802	2,106
Shares issuable upon vesting of restricted stock	283	64	283	64

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
The components of lease expense were as follows (amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,282	$2,564
Short-term lease cost	2,087	3,901
Variable lease cost	7,023	13,807
Total lease expense	$10,392	$20,272

Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

June 30, 2019
Operating lease right-of-use assets	$14,988

Operating lease liabilities:
Current portion	$3,981
Noncurrent portion	12,274
Total operating lease liabilities	$16,255

Weighted-average remaining lease term - operating leases	29.4 years
Weighted-average discount rate - operating leases	5.38%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,185

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2019 are as follows (amounts in thousands):

Year Ending December 31,
2019 (a)	$2,929
2020	3,793
2021	2,196
2022	879
2023	473
Thereafter	43,603
Total future lease payments	53,873
Less imputed interest	(37,618)
Total operating lease liabilities	$16,255
____________________________________
(a)    Amount represents lease payments for the remainder of the year.
Lessor
The Company leases space within its properties to third-party tenants, primarily food and beverage outlets and movie theaters. The Company also leases space to tenants within commercial and industrial buildings located on certain land held for development. All of the Company’s tenant leases are classified as operating leases and do not contain options for the lessee to purchase the underlying real property. At June 30, 2019, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 19 years.
Lease payments from tenants at the Company’s properties typically include variable rent based on a percentage of the tenant’s net sales, and may also include a fixed base rent amount, which may increase by a rate or index over time. The Company recognizes variable rental income in the period in which the right to receive such rental income is established according to the lease agreements and base rental income on a straight-line basis over the lease term. Lease payments from the Company’s tenants at commercial and industrial buildings are typically based on a fixed rental amount, which may increase by a rate or index over time. Non-lease components within tenant lease agreements, which primarily comprise utilities, property taxes and common area maintenance charges, are included within operating lease income. For the three and six months ended June 30, 2019, revenue from tenant leases was $6.3 million and $12.1 million, respectively, and for the three and six months ended June 30, 2018, revenue from tenant leases was $6.2 million and $12.3 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The following table presents undiscounted future minimum rentals to be received under operating leases as of June 30, 2019 (amounts in thousands):

Year Ending December 31,
2019 (a)	$4,966
2020	8,671
2021	7,518
2022	5,347
2023	4,229
Thereafter	13,178
$43,909
____________________________________
(a)    Amount represents minimum rentals to be received for the remainder of the year.
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
The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues
Las Vegas operations:
Casino	$245,268	$232,756	$490,201	$469,003
Food and beverage	137,791	94,632	242,724	185,560
Room	49,311	42,719	97,386	89,349
Other (a)	25,242	23,431	49,508	44,623
Management fees	141	144	304	317
Las Vegas operations net revenues	457,753	393,682	880,123	788,852
Native American management:
Management fees	23,452	21,020	46,448	45,525
Reportable segment net revenues	481,205	414,702	926,571	834,377
Corporate and other	1,663	1,486	3,319	2,850
Net revenues	$482,868	$416,188	$929,890	$837,227

Net (loss) income	$(7,067)	$99,102	$13,217	$181,232
Adjustments
Depreciation and amortization	55,835	45,992	106,688	89,156
Share-based compensation	4,532	3,103	8,385	5,557
Write-downs and other charges, net	8,846	10,786	32,574	14,631
Tax receivable agreement liability adjustment	—	(73,502)	—	(90,375)
Interest expense, net	40,981	31,598	78,419	62,709
Loss on modification of debt	—	—	302	—
Change in fair value of derivative instruments	12,958	(7,321)	19,596	(23,124)
(Benefit) provision for income tax	(953)	14,845	966	25,701
Other	83	41	152	(766)
Adjusted EBITDA (b)	$115,215	$124,644	$260,299	$264,721

Adjusted EBITDA
Las Vegas operations	$101,692	$112,589	$232,170	$238,466
Native American management	21,950	19,790	43,426	41,884
Reportable segment Adjusted EBITDA	123,642	132,379	275,596	280,350
Corporate and other	(8,427)	(7,735)	(15,297)	(15,629)
Adjusted EBITDA	$115,215	$124,644	$260,299	$264,721

____________________________________

(a)	Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 12 for additional information.

(b)
Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

liability adjustment, interest expense, net, loss on modification of debt, change in fair value of derivative instruments, (benefit) provision for income tax and other.
15.    Subsequent Events
On July 1, 2019, the Company purchased the 20-acre parcel of land on which Wild Wild West is located for $57.3 million, which was funded with borrowings under the Revolving Credit Facility. The land was previously leased from the third-party seller under a long-term operating lease.

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
Overview
Red Rock was formed as a Delaware corporation in September 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort in Sonoma County, California on behalf of a Native American tribe. We own all of the outstanding voting interests in Station LLC and have an indirect interest in Station LLC through our ownership interest in Station Holdco LLC (“Station Holdco”), which owns all of the economic interests in Station LLC. In May 2016, we completed an initial public offering (“IPO”) and used the proceeds to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”), and outstanding LLC Units from existing members of Station Holdco.
At June 30, 2019, we held 60% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2018. Based on a recent U.S. Census Bureau release, Nevada was first among all states in percentage growth of population from July 2017 to July 2018. In addition, based on preliminary data for June 2019 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 1.8% year-over-year increase in employment to 1,023,000. This resulted in an unemployment rate of 4.8% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 75 consecutive months of year-over-year increases in taxable retail sales from February 2013 to April 2019. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 175% at June 2019 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Our operating results for the six months ended June 30, 2019 continued to reflect the impact of construction disruption and costs associated with the $690 million redevelopment project at Palms Casino Resort (“Palms”). Phase one of the Palms redevelopment opened in May 2018, and the remainder of the project was completed and opened in early April 2019, with the exception of the spa, which opened in June 2019 and one restaurant, which is expected to be complete by the end of the third quarter of 2019. In addition, the Palace Station redevelopment project was completed in December 2018.

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
Food and beverage revenue measures:

•	Average guest check is a measure of restaurant sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of restaurant guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.

•	Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2019	2018		2019	2018
Net revenues	$482,868	$416,188	16.0%	$929,890	$837,227	11.1%
Operating income	45,481	137,791	(67.0)%	111,626	245,632	(54.6)%

Casino revenues	245,268	232,756	5.4%	490,201	469,003	4.5%
Casino expenses	87,716	80,396	9.1%	170,656	159,354	7.1%
Margin	64.2%	65.5%		65.2%	66.0%

Food and beverage revenues	137,791	94,632	45.6%	242,724	185,560	30.8%
Food and beverage expenses	140,155	85,114	64.7%	232,391	165,223	40.7%
Margin	(1.7)%	10.1%		4.3%	11.0%

Room revenues	49,311	42,719	15.4%	97,386	89,349	9.0%
Room expenses	20,559	19,431	5.8%	40,755	39,531	3.1%
Margin	58.3%	54.5%		58.2%	55.8%

Other revenues	26,905	24,917	8.0%	52,827	47,473	11.3%
Other expenses	13,674	12,109	12.9%	25,533	20,895	22.2%

Management fee revenue	23,593	21,164	11.5%	46,752	45,842	2.0%

Selling, general and administrative expenses	110,602	98,071	12.8%	209,667	193,180	8.5%
Percent of net revenues	22.9%	23.6%		22.5%	23.1%

Depreciation and amortization	55,835	45,992	21.4%	106,688	89,156	19.7%
Write-downs and other charges, net	8,846	10,786	(18.0)%	32,574	14,631	122.6%
Tax receivable agreement liability adjustment	—	(73,502)	n/m	—	(90,375)	n/m

Interest expense, net	(40,981)	(31,598)	29.7%	(78,419)	(62,709)	25.1%
Loss on modification of debt	—	—	—	(302)	—	n/m
Change in fair value of derivative instruments	(12,958)	7,321	n/m	(19,596)	23,124	n/m
Benefit (provision) for income tax	953	(14,845)	(106.4)%	(966)	(25,701)	(96.2)%
Net (loss) income attributable to noncontrolling interests	(3,221)	16,367	(119.7)%	5,740	47,317	(87.9)%
Net (loss) income attributable to Red Rock	(3,846)	82,735	(104.6)%	7,477	133,915	(94.4)%
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
Net Revenues. Net revenues for the three and six months ended June 30, 2019 increased by $66.7 million and $92.7 million, respectively, as compared to the prior year periods. The increase in net revenues was due to an increase in Las Vegas operations, primarily at Palms and Palace Station.
Operating Income. Operating income for the three and six months ended June 30, 2019 decreased by $92.3 million and $134.0 million, respectively, as compared to the same periods in 2018. Of these amounts, $73.5 million and $90.4 million, respectively, was due to the recognition of income from tax receivable agreement transactions with pre-IPO owners in the prior year periods. Other items impacting operating income are discussed below.
Casino.  Casino revenues increased by 5.4% and 4.5% for the three and six months ended June 30, 2019, respectively, as compared to the prior year periods due to increased volume across all major categories of gaming operations, primarily at Palms and Palace Station. Slot handle increased by 5.0% and 3.7%, table games drop increased by 21.3% and 16.3% and race and sports write increased by 8.4% and 10.4% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Casino expenses increased by 9.1% and 7.1% for the three and six months ended June 30, 2019, respectively, commensurate with the increased casino volume.
Food and Beverage.  Food and beverage includes restaurants, bars and catering at all of our Las Vegas properties, as well as the revenue and expense associated with the nightclub and dayclub at Palms, which commenced operations in early April 2019. For the three and six months ended June 30, 2019, food and beverage revenue increased by 45.6% and 30.8%, respectively, and food and beverage expense increased by 64.7% and 40.7%, respectively, in each case as compared to the prior year periods, primarily due to the opening of the nightclub and dayclub at Palms, as well as several new restaurants at Palms and Palace Station. Food and beverage expenses for the three months ended June 30, 2019 also included one-time costs associated with the grand reopening events held at Palms in early April 2019, which contributed to the negative margin for the period. In addition, the number of restaurant guests served increased by 6.9% and 4.1% for the three and six months ended June 30, 2019, respectively, and the average guest check increased by 14.8% and 14.0%, respectively, as compared to the same periods in 2018.
Room.  Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Occupancy	89.9%	89.9%	88.8%	89.9%
Average daily rate	$128.18	$115.77	$129.74	$120.71
Revenue per available room	$115.25	$104.10	$115.21	$108.55
For the three and six months ended June 30, 2019, room revenues increased by 15.4% and 9.0%, respectively, as compared to the same periods in 2018, primarily due to an increase in available rooms as a result of the substantial completion of the Palms redevelopment in early April 2019 and the completion of the Palace Station project in December 2018. For the three and six months ended June 30, 2019, our ADR increased by 10.7% and 7.5%, respectively. Our occupancy rate remained flat for the three months ended June 30, 2019 and decreased by 1.1 percentage points for the six months ended June 30, 2019, both as compared to the prior year periods. Room expenses increased by 5.8% and 3.1% for the three and six months ended June 30, 2019, respectively, as compared to the prior year periods, commensurate with the increase in room revenues.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses increased for the three and six months ended June 30, 2019 as compared to the prior year periods, primarily due to increased business volume.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For the three and six months ended June 30, 2019 as compared to the prior year periods, management fee revenue increased 11.5% and 2.0% to $23.6 million and $46.8 million, respectively. The increase for the three-month period was driven by stronger operating results at Graton Resort. The year over year comparative results for the six-month period reflect the impact of the Gun Lake management agreement expiration in February 2018, which produced $4.3 million of revenue in the prior year period.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2019, SG&A expenses increased by $12.5 million and $16.5 million, respectively, as compared to the prior year periods, primarily due to increased costs at Palms, including costs associated with the grand reopening events held in early April 2019 and the property’s national branding and marketing campaign. As a percentage of net revenue, SG&A expenses decreased slightly for the three and six months ended June 30, 2019 as compared to the prior year periods.
Depreciation and Amortization.  For the three and six months ended June 30, 2019, depreciation and amortization expense increased to $55.8 million and $106.7 million, respectively, as compared to $46.0 million and $89.2 million for the prior year periods. The increase was primarily due to additional portions of the Palms redevelopment being placed into service in early April 2019 and the completion of the Palace Station project in December 2018.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, preopening and redevelopment, innovation and development costs, severance and non-routine expenses. For the three and six months ended June 30, 2019, write-downs and other charges, net totaled $8.8 million and $32.6 million, respectively. These amounts included $4.7 million and $25.3 million, respectively, related to the redevelopment of Palms. For the three and six months ended June 30, 2018, write-downs and other charges, net totaled $10.8 million and $14.6 million, respectively, including $9.0 million and $11.6 million, respectively, related to the redevelopment of Palms.
Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No LLC Units were exchanged during the six months ended June 30, 2019 and there was no change in our TRA liability. During the three months ended June 30, 2018, our liability under the TRA was reduced by $97.4 million, and we recognized nontaxable income of $73.5 million in a transaction with a pre-IPO owner. During the six months ended June 30, 2018, we recognized nontaxable income of $90.4 million as a result of two such transactions. In addition, during the six months ended June 30, 2018, exchanges of LLC Units resulted in a $2.5 million increase in the TRA liability and a net increase in deferred tax assets of $2.7 million, both of which were recorded through stockholders’ equity.
Interest Expense, net.  Interest expense, net increased to $41.0 million and $78.4 million for the three and six months ended June 30, 2019, respectively, as compared to $31.6 million and $62.7 million for the same periods in 2018. The increase in interest expense was primarily due to higher outstanding indebtedness and higher variable interest rates on our credit facility due to an increase in LIBOR. In addition, capitalized interest was lower during the current year periods due to portions of the Palms redevelopment being placed into service, as well as the completion of the Palace Station redevelopment project at the end of 2018. These increases were partially offset by the repricing of a portion of the credit facility in February 2019. Additional information about long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Loss on Modification of Debt. For the six months ended June 30, 2019, we recorded a $0.3 million loss on modification of debt resulting from the amendment to the credit facility in February 2019. See Note 5 for additional information.
Change in Fair Value of Derivative Instruments. During the three- and six-month periods ended June 30, 2019, we recognized a net loss of $13.0 million and $19.6 million, respectively, in the fair value of our interest rate swaps, as compared to a net gain of $7.3 million and $23.1 million, respectively, for the prior year periods. Fluctuations in the fair value of our interest rate swaps are primarily due to movements in the forward interest yield curve.
Benefit (Provision) for Income Tax. For the three and six months ended June 30, 2019, we recognized an income tax benefit (provision) of $1.0 million and $(1.0) million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 11.88% and 6.81% for the three and six months ended June 30, 2019, respectively, was less than the statutory rate. The provision for income tax was $14.8 million and $25.7 million for the three and six months ended June 30, 2018, respectively.
Net (Loss) Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 for our two reportable segments and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues
Las Vegas operations	$457,753	$393,682	$880,123	$788,852
Native American management	23,452	21,020	46,448	45,525
Reportable segment net revenues	481,205	414,702	926,571	834,377
Corporate and other	1,663	1,486	3,319	2,850
Net revenues	$482,868	$416,188	$929,890	$837,227

Net (loss) income	$(7,067)	$99,102	$13,217	$181,232
Adjustments
Depreciation and amortization	55,835	45,992	106,688	89,156
Share-based compensation	4,532	3,103	8,385	5,557
Write-downs and other charges, net	8,846	10,786	32,574	14,631
Tax receivable agreement liability adjustment	—	(73,502)	—	(90,375)
Interest expense, net	40,981	31,598	78,419	62,709
Loss on modification of debt	—	—	302	—
Change in fair value of derivative instruments	12,958	(7,321)	19,596	(23,124)
(Benefit) provision for income tax	(953)	14,845	966	25,701
Other	83	41	152	(766)
Adjusted EBITDA	$115,215	$124,644	$260,299	$264,721

Adjusted EBITDA
Las Vegas operations	$101,692	$112,589	$232,170	$238,466
Native American management	21,950	19,790	43,426	41,884
Reportable segment Adjusted EBITDA	123,642	132,379	275,596	280,350
Corporate and other	(8,427)	(7,735)	(15,297)	(15,629)
Adjusted EBITDA	$115,215	$124,644	$260,299	$264,721

Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net, including Palms redevelopment and preopening expenses, tax receivable agreement liability adjustment, interest expense, net, loss on modification of debt, change in fair value of derivative instruments, (benefit) provision for income tax and other.
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
At June 30, 2019, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million and a net deferred tax asset of $110.9 million that are solely assets of the Holding Company, partially offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.7 million of other current liabilities. At December 31, 2018, the Holding Company had cash of $0.2 million and a net deferred tax asset of $111.8 million, partially offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.6 million of other net current liabilities.
For the three and six months ended June 30, 2019, the Holding Company recognized net income of $0.9 million and a net loss of $1.0 million, respectively, representing provision for income tax. For the three and six months ended June 30, 2018, the Holding Company generated net income of $57.8 million and $62.8 million, respectively, primarily due to $73.5 million and $90.4 million, respectively, of income from TRA liability adjustments, partially offset by provision for income tax of $14.8 million and $25.7 million, respectively, and SG&A expense of $0.9 million and $2.0 million, respectively.
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
At June 30, 2019, we had $100.2 million in cash and cash equivalents, and Station LLC’s combined borrowing availability under both tranches of its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $462.8 million, which was net of $396.1 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2019 are expected to include (i) $80.0 million to $105.0 million for maintenance and investment capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness, totaling $16.7 million and $72.2 million, respectively, (iii) $81.7 million for the purchase of the previously leased Wild Wild West land and adjacent land parcels, and (iv) dividends to our Class A common stockholders and distributions to noncontrolling interest holders of Station Holdco, including approximately $11.7 million to be paid in September 2019.
We are obligated to make payments under the TRA, which is described in Note 10 to the Condensed Consolidated Financial Statements. At June 30, 2019, such obligations with respect to previously consummated transactions totaled $24.9 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
In February 2019, our Board of Directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through June 30, 2019, no repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$143,147	$191,021
Investing activities	(268,628)	(251,554)
Financing activities	111,381	(62,291)
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
For the six months ended June 30, 2019, net cash provided by operating activities was $143.1 million as compared to $191.0 million for the prior year period. Operating cash flows were negatively impacted by write-downs and other charges, net, including Palms redevelopment and preopening, an increase in cash paid for interest and ordinary changes in working capital accounts.
Cash Flows from Investing Activities
For the six months ended June 30, 2019, capital expenditures were $271.6 million, which primarily were related to the redevelopment at Palms. During the six months ended June 30, 2018, capital expenditures were $257.7 million, which primarily were related to various renovation projects, including the redevelopment at Palms and the upgrade and expansion project at Palace Station.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, we incurred net borrowings under the revolving credit facility of $151.1 million. We also completed an amendment to our credit facility and paid $3.3 million in related fees and costs. In addition, we paid $14.0 million in dividends to Class A common shareholders and $9.4 million in cash distributions to the noncontrolling interest holders of Station Holdco.
During the six months ended June 30, 2018, we paid $13.8 million in dividends to Class A common shareholders and $10.5 million in cash distributions, primarily to the noncontrolling interest holders of Station Holdco. We also paid $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA as described in Note 10.
Restrictive Covenants
As described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, the amendment of the credit facility in February 2019 included changes to certain financial ratio covenants that Station LLC is required to maintain throughout the term of the facility. During the six months ended June 30, 2019, there were no other changes to the covenants included in the credit facility or the indenture governing the 5.00% Senior Notes. At June 30, 2019, Station LLC’s interest coverage ratio was 4.05 to 1.00 and its consolidated total leverage ratio was 5.61 to 1.00, both as defined in the credit facility. We believe that as of June 30, 2019, Station LLC was in compliance with the covenants contained in the credit facility and the indenture governing the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
At June 30, 2019, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 6 to the Condensed Consolidated Financial Statements. At June 30, 2019, we had outstanding letters of credit and similar obligations totaling $37.1 million.
Contractual Obligations
During the six months ended June 30, 2019, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 other than an increase of $151.1 million in outstanding indebtedness under the revolving credit facility.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended in June 2019. There are currently no specific proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
Except for the February 2019 amendment to Station LLC’s credit facility, during the six months ended June 30, 2019 there were no material changes to the terms of our indebtedness as described in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 5 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 6 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. As of January 1, 2019, we updated our lease accounting policies in conjunction with our adoption of the new lease accounting standard. A description of this change is included in Note 12 to the Condensed

Consolidated Financial Statements. There were no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In May 2019, we repurchased 6,422 shares of Class A common stock in satisfaction of tax withholding obligations on vested restricted stock at an average price of approximately $25 per share for a total purchase price of approximately $163,700. The shares were retired upon repurchase. These repurchases were not part of the Company’s equity repurchase program.
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
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101.INS—XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
No. 101.SCH—XBRL Taxonomy Extension Schema Document
No. 101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document
No. 101.DEF—XBRL Taxonomy Extension Definition Linkbase Document
No. 101.LAB—XBRL Taxonomy Extension Label Linkbase Document
No. 101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	August 8, 2019	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)