Form 10-Q
period 2019-09-30
Red Rock Resorts, Inc.
filed 2019-11-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Class A Common Stock, $0.01 par value	70,321,959
Class B Common Stock, $0.00001 par value	46,827,370

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,444	$114,607
Restricted cash	4,061	3,651
Receivables, net	53,782	51,356
Inventories	17,323	14,910
Prepaid gaming tax	25,725	23,422
Prepaid expenses and other current assets	20,459	34,417
Assets held for sale	32,202	19,602
Total current assets	259,996	261,965
Property and equipment, net of accumulated depreciation of $989,131 and $847,718 at September 30, 2019 and December 31, 2018, respectively	3,088,325	3,012,405
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $52,652 and $46,117 at September 30, 2019 and December 31, 2018, respectively	110,685	117,220
Land held for development	238,440	193,686
Investments in joint ventures	8,750	8,903
Native American development costs	18,674	17,970
Deferred tax asset, net	111,913	111,833
Other assets, net	95,003	89,868
Total assets	$4,127,462	$4,009,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,074	$25,896
Accrued interest payable	14,313	7,418
Other accrued liabilities	191,730	266,474
Current portion of long-term debt	33,938	33,894
Total current liabilities	270,055	333,682
Long-term debt, less current portion	3,016,749	2,821,465
Other long-term liabilities	32,763	12,436
Payable pursuant to tax receivable agreement	25,064	24,948
Total liabilities	3,344,631	3,192,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 70,315,839 and 69,662,590 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	703	697
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,827,370 and 46,884,413 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	372,941	361,970
Retained earnings	126,635	155,869
Accumulated other comprehensive (loss) income	(205)	1,083
Total Red Rock Resorts, Inc. stockholders’ equity	500,075	519,620
Noncontrolling interest	282,756	297,375
Total stockholders’ equity	782,831	816,995
Total liabilities and stockholders’ equity	$4,127,462	$4,009,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Casino	$238,269	$230,723	$728,470	$699,726
Food and beverage	128,016	94,666	370,740	280,226
Room	48,169	39,306	145,555	128,655
Other	27,823	26,385	80,650	73,858
Management fees	23,581	21,252	70,333	67,094
Net revenues	465,858	412,332	1,395,748	1,249,559
Operating costs and expenses:
Casino	89,205	82,772	259,861	242,126
Food and beverage	128,376	87,097	360,767	252,320
Room	20,279	19,595	61,034	59,126
Other	14,077	13,216	39,610	34,111
Selling, general and administrative	107,756	104,360	317,423	297,540
Depreciation and amortization	57,925	44,235	164,613	133,391
Write-downs and other charges, net	34,094	6,439	66,668	21,070
Tax receivable agreement liability adjustment	(97)	—	(97)	(90,375)
	451,615	357,714	1,269,879	949,309
Operating income	14,243	54,618	125,869	300,250
Earnings from joint ventures	455	499	1,481	1,606
Operating income and earnings from joint ventures	14,698	55,117	127,350	301,856
Other (expense) income:
Interest expense, net	(40,517)	(33,590)	(118,936)	(96,299)
Loss on modification of debt	—	—	(302)	—
Change in fair value of derivative instruments	(1,739)	4,229	(21,335)	27,353
Other	(82)	(66)	(234)	(287)
	(42,338)	(29,427)	(140,807)	(69,233)
(Loss) income before income tax	(27,640)	25,690	(13,457)	232,623
Benefit (provision) for income tax	842	(623)	(124)	(26,324)
Net (loss) income	(26,798)	25,067	(13,581)	206,299
Less: net (loss) income attributable to noncontrolling interests	(11,141)	10,387	(5,401)	57,704
Net (loss) income attributable to Red Rock Resorts, Inc.	$(15,657)	$14,680	$(8,180)	$148,595

(Loss) earnings per common share (Note 12):
(Loss) earnings per share of Class A common stock, basic	$(0.22)	$0.21	$(0.12)	$2.15
(Loss) earnings per share of Class A common stock, diluted	$(0.22)	$0.20	$(0.12)	$1.66
Weighted-average common shares outstanding:
Basic	69,618	69,250	69,525	69,059
Diluted	69,618	117,074	69,525	117,006

Comprehensive (loss) income	$(27,485)	$24,393	$(15,744)	$204,415
Less: comprehensive (loss) income attributable to noncontrolling interests	(11,417)	10,081	(6,271)	56,839
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(16,068)	$14,312	$(9,473)	$147,576
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	70,271	$703	46,884	$1	$369,930	$149,317	$205	$297,491	$817,647
Net loss	—	—	—	—	—	(15,657)	—	(11,141)	(26,798)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(411)	(276)	(687)
Share-based compensation	—	—	—	—	4,386	—	—	—	4,386
Distributions	—	—	—	—	—	—	—	(4,683)	(4,683)
Dividends	—	—	—	—	—	(7,025)	—	—	(7,025)
Issuance of restricted stock awards, net of forfeitures	(12)	—	—	—	—	—	—	—	—
Exchanges of noncontrolling interests for Class A common stock	57	—	(57)	—	368	—	1	(369)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(213)	—	—	—	(213)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	204	—	—	—	204
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,734)	—	—	1,734	—
Balances, September 30, 2019	70,316	$703	46,827	$1	$372,941	$126,635	$(205)	$282,756	$782,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2018	69,627	$696	46,884	$1	$358,069	$146,165	$1,852	$290,440	$797,223
Net income	—	—	—	—	—	14,680	—	10,387	25,067
Other comprehensive loss, net of tax	—	—	—	—	—	—	(368)	(306)	(674)
Share-based compensation	—	—	—	—	3,356	—	—	—	3,356
Distributions	—	—	—	—	—	—	—	(4,772)	(4,772)
Dividends	—	—	—	—	—	(6,967)	—	—	(6,967)
Stock option exercises	35	1	—	—	709	—	—	—	710
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(43)	—	—	—	(43)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,476)	—	5	1,471	—
Balances, September 30, 2018	69,662	$697	46,884	$1	$360,615	$153,878	$1,489	$297,220	$813,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net loss	—	—	—	—	—	(8,180)	—	(5,401)	(13,581)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,293)	(870)	(2,163)
Share-based compensation	—	—	—	—	12,814	—	—	—	12,814
Distributions	—	—	—	—	—	—	—	(14,060)	(14,060)
Dividends	—	—	—	—	—	(21,054)	—	—	(21,054)
Issuance of restricted stock awards, net of forfeitures	394	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(14)	—	—	—	(376)	—	—	—	(376)
Stock option exercises, net	216	2	—	—	4,263	—	—	—	4,265
Exchanges of noncontrolling interests for Class A common stock	57	—	(57)	—	368	—	1	(369)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(213)	—	—	—	(213)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	204	—	—	—	204
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(6,085)	—	4	6,081	—
Balances, September 30, 2019	70,316	$703	46,827	$1	$372,941	$126,635	$(205)	$282,756	$782,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	148,595	—	57,704	206,299
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,019)	(865)	(1,884)
Share-based compensation	—	—	—	—	8,985	—	—	—	8,985
Distributions	—	—	—	—	—	—	—	(15,251)	(15,251)
Dividends	—	—	—	—	—	(20,855)	—	—	(20,855)
Issuance of restricted stock awards, net of forfeitures	137	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	257	3	—	—	5,051	—	—	—	5,054
Exchanges of noncontrolling interests for Class A common stock	380	4	(380)	—	2,149	—	21	(2,174)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,528)	—	—	—	(2,528)
Deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,675	—	—	—	2,675
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,839)	—	14	4,825	—
Balances, September 30, 2018	69,662	$697	46,884	$1	$360,615	$153,878	$1,489	$297,220	$813,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(13,581)	$206,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	164,613	133,391
Change in fair value of derivative instruments	21,335	(27,353)
Reclassification of unrealized gain on derivative instruments into income	(2,163)	(2,156)
Write-downs and other charges, net	4,011	885
Tax receivable agreement liability adjustment	(97)	(90,375)
Amortization of debt discount and debt issuance costs	12,230	12,083
Share-based compensation	12,849	8,872
Earnings from joint ventures	(1,481)	(1,606)
Distributions from joint ventures	1,286	1,344
Loss on modification of debt	302	—
Deferred income tax	124	26,324
Changes in assets and liabilities:
Receivables, net	(2,918)	(3,204)
Inventories and prepaid expenses	(1,308)	(17,805)
Accounts payable	5,889	6,758
Accrued interest payable	6,895	4,255
Other accrued liabilities	7,800	8,766
Other, net	863	(5,495)
Net cash provided by operating activities	216,649	260,983
Cash flows from investing activities:
Capital expenditures, net of related payables	(324,435)	(407,612)
Acquisition of land held for development	(57,354)	—
Proceeds from asset sales	669	4,692
Distributions in excess of earnings from joint ventures	298	1,136
Native American development costs	(741)	(443)
Net settlement of derivative instruments	10,305	6,766
Other, net	(5,500)	(8,928)
Net cash used in investing activities	(376,758)	(404,389)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	570,000	165,000
Payments under credit agreements with original maturity dates greater than three months	(382,247)	(79,631)
Proceeds from exercise of stock options	4,265	5,054
Distributions to noncontrolling interests	(14,060)	(15,251)
Dividends paid	(20,930)	(20,770)
Payment of debt issuance costs	(3,307)	—
Payments on other debt	(689)	(1,756)
Payments on tax receivable agreement liability	—	(28,865)
Other, net	(676)	(921)
Net cash provided by financing activities	152,356	22,860
Decrease in cash, cash equivalents and restricted cash	(7,753)	(120,546)
Balance, beginning of period	118,258	234,744
Balance, end of period	$110,505	$114,198
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,444	$110,585
Restricted cash	4,061	3,613
Balance, end of period	$110,505	$114,198
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,777 and $5,949 capitalized, respectively	$102,005	$82,746
Cash paid for income taxes, net of refunds received	$(65)	$(176)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$27,145	$108,939
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
At September 30, 2019, the Company held 60% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is the designated sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities. The Company is subject to federal income taxes and California state income taxes.
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
The Company updated its lease accounting policies as described in Note 13 in conjunction with the adoption of the new lease accounting standard.

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
The Company adopted the new lease accounting standard on January 1, 2019 using the modified retrospective transition method and elected not to retrospectively adjust its results of operations or balance sheets for comparative periods presented. The Company elected to use the package of practical expedients in its transition and accordingly, did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply the use-of-hindsight practical expedient. For leases under which the Company is the lessor, the Company elected not to separate non-lease components from lease components. Upon adoption, the Company recognized operating lease right-of-use assets and operating lease liabilities of $17.3 million. In addition, prepaid rent, deferred rent and off-market lease liability balances related to operating leases at December 31, 2018 were reclassified to right-of-use assets upon adoption. The Company recognized no cumulative-effect adjustment to retained earnings upon adoption of the new standard, and the adoption did not have a material impact on the Company’s statements of income or cash flows. See Note 13 for additional information.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three and nine months ended September 30, 2019, approximately 0.1 million LLC Units, together with an equal number of Class B common shares held by noncontrolling interest holders, were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. During the nine months ended September 30, 2018, approximately 0.4 million LLC Units and Class B common shares were exchanged for Class A common shares.
The ownership of the LLC Units is summarized as follows:

	September 30, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
Red Rock	70,315,839	60.0%	69,662,590	59.8%
Noncontrolling interest holders	46,827,370	40.0%	46,884,413	40.2%
Total	117,143,209	100.0%	116,547,003	100.0%

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through September 30, 2019, the Company has paid approximately $33.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2019, the carrying amount of the advances was $18.7 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at September 30, 2019. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at September 30, 2019 of each of the critical milestones necessary to complete the North Fork Project.

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2019	December 31, 2018
Contract and customer-related liabilities:
Rewards Program liability	$21,114	$20,654
Advance deposits and future wagers	20,071	18,624
Unpaid wagers, outstanding chips and other customer-related liabilities	17,602	19,640
Other accrued liabilities:
Accrued payroll and related	50,765	55,448
Accrued gaming and related	24,993	22,221
Construction payables and equipment purchase accruals	27,145	108,855
Operating lease liabilities, current portion	4,023	—
Other	26,017	21,032
	$191,730	$266,474

5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2019	December 31, 2018
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (4.55% and 5.03% at September 30, 2019 and December 31, 2018, respectively), net of unamortized discount and deferred issuance costs of $36.2 million and $43.3 million at September 30, 2019 and December 31, 2018, respectively	$1,768,974	$1,775,951
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.80% at September 30, 2019), net of unamortized discount and deferred issuance costs of $2.8 million at September 30, 2019	188,844	—
Term Loan A Facility due June 8, 2022, interest at a margin above LIBOR or base rate (4.05% and 4.53% at September 30, 2019 and December 31, 2018, respectively), net of unamortized discount and deferred issuance costs of $0.7 million and $4.0 million at September 30, 2019 and December 31, 2018, respectively	52,968	251,448
Revolving Credit Facility due March 8, 2023, interest at a margin above LIBOR or base rate (weighted-average interest of 3.93% at September 30, 2019)	453,851	—
Revolving Credit Facility due June 8, 2022, interest at a margin above LIBOR or base rate (6.00% and 4.54% weighted average at September 30, 2019 and December 31, 2018, respectively)	3,239	245,000
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $5.2 million and $5.7 million at September 30, 2019 and December 31, 2018, respectively	544,826	544,286
Other long-term debt, weighted-average interest of 6.69% at September 30, 2019 and December 31, 2018, maturity dates ranging from 2027 to 2037	37,985	38,674
Total long-term debt	3,050,687	2,855,359
Current portion of long-term debt	(33,938)	(33,894)
Total long-term debt, net	$3,016,749	$2,821,465

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
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at September 30, 2019 to 5.25 to 1.00 at December 31, 2021 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within tranches of the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. In the opinion of management, the Company was in compliance with all applicable covenants at September 30, 2019.
Revolving Credit Facility Availability
At September 30, 2019, Station LLC’s combined borrowing availability under both tranches of its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $401.8 million, which was net of $457.1 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
Other Long-Term Debt
On October 29, 2019, the Company paid $57.0 million to purchase its corporate office building, which was previously leased from the third-party seller under a sale-leaseback transaction accounted for as a financing transaction, and settled the associated liability. The purchase was funded with borrowings under the Revolving Credit Facility.
6.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At September 30, 2019, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.73%, which will increase to 1.94% over the exposure period. At September 30, 2019, Station LLC’s interest rate swaps had a combined notional amount of $1.4 billion and effectively converted $1.4 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.23%.
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
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At September 30, 2019, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $7.1 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	September 30, 2019	December 31, 2018
Interest rate swaps not designated in hedge accounting relationships:
Prepaid expenses and other current assets	$319	$8,334
Other assets, net	—	15,611
Other accrued liabilities	277	—
Other long-term liabilities	7,145	—

Information about pretax gains and losses on derivative financial instruments is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of (Loss) Gain on Derivatives Recognized in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate swaps	Change in fair value of derivative instruments	$(1,739)	$4,229	$(21,335)	$27,353

Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, cumulative deferred net gains previously recognized in accumulated other comprehensive (loss) income associated with these interest rate swaps are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments occur. During the three months ended September 30, 2019 and 2018, $0.7 million and $0.8 million, respectively, in deferred net gains were reclassified from accumulated other comprehensive (loss) income to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the nine months ended September 30, 2019 and 2018, $2.2 million in deferred net gains were similarly reclassified. At September 30, 2019, accumulated other comprehensive (loss) income included $2.0 million in deferred net gains, which is expected to be reclassified into earnings during the next twelve months.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$319	$—	$319	$—
Liabilities
Interest rate swaps	$7,422	$—	$7,422	$—

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
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2019	December 31, 2018
Aggregate fair value	$3,109	$2,766
Aggregate carrying amount	3,051	2,855

The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
During the three and nine months ended September 30, 2019, the Company declared and paid cash dividends of $0.10 and $0.30 per share of Class A common stock, respectively, and it paid the same amounts for the comparative periods in the prior year. On October 28, 2019, the Company announced that it would pay a dividend of $0.10 per share to holders of record as of December 13, 2019 to be paid on December 27, 2019. Prior to the payment of the dividend, Station Holdco will declare a distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.
Changes in Accumulated Other Comprehensive (Loss) Income
The following table presents changes in accumulated other comprehensive (loss) income, net of tax and noncontrolling interest, by component for the nine months ended September 30, 2019 (amounts in thousands):

	Accumulated Other Comprehensive (Loss) Income
	Unrealized gain (loss) on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2018	$1,279	$(196)	$1,083
Amounts reclassified into income	(1,293)	—	(1,293)
Net current-period other comprehensive loss	(1,293)	—	(1,293)
Exchanges of noncontrolling interests for Class A common stock	1	—	1
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	4	—	4
Balances, September 30, 2019	$(9)	$(196)	$(205)

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to Red Rock Resorts, Inc.	$(15,657)	$14,680	$(8,180)	$148,595
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	369	—	369	2,174
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,734)	(1,471)	(6,081)	(4,825)
Net transfers to noncontrolling interests	(1,365)	(1,471)	(5,712)	(2,651)
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers to noncontrolling interests	$(17,022)	$13,209	$(13,892)	$145,944

9.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. On June 13, 2019, the Company’s shareholders approved the Red Rock Resorts, Inc. Amended and Restated 2016 Equity Incentive Plan (the “Plan”), which increased the number of shares of Class A common stock reserved for issuance under the Plan to 23.2 million. At September 30, 2019, a total of 12.4 million shares were available for issuance under the Plan.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2019	373,764	$26.09	5,166,565	$25.60
Activity during the period:
Granted	445,339	27.41	3,727,288	26.32
Vested/exercised	(87,468)	24.02	(269,379)	20.88
Forfeited	(51,516)	29.06	(918,188)	26.85
Outstanding at September 30, 2019	680,119	$27.00	7,706,286	$25.96

The Company recognized share-based compensation expense of $4.5 million and $12.8 million for the three and nine months ended September 30, 2019, respectively, and $3.3 million and $8.9 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, unrecognized share-based compensation cost was $49.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.
10.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as Palms Casino Resort (“Palms”) redevelopment and preopening expenses, loss on artist performance agreement terminations at Palms’ nightclub and dayclub, severance, business innovation and technology enhancements, and net losses on asset disposals.
For the three and nine months ended September 30, 2019, write-downs and other charges, net were $34.1 million and $66.7 million, respectively. These amounts included $28.2 million in artist performance agreement termination costs and severance at Palms’ nightclub and dayclub during the three months ended September 30, 2019. In addition, for the three and nine months ended September 30, 2019, write-downs and other charges, net included $0.6 million and $25.9 million, respectively in Palms redevelopment and preopening costs, comprising various expenses associated with the brand repositioning campaign and grant reopening, as well as preopening related to new restaurants, nightclubs, bars and other

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

amenities. For the three and nine months ended September 30, 2018, write-downs and other charges, net were $6.4 million and $21.1 million, respectively, which included $2.5 million and $14.1 million, respectively, in Palms redevelopment and preopening costs.
11.    Income Taxes
Red Rock is a corporation and pays corporate federal, state and local taxes on its income, primarily pass-through income from Station Holdco based upon Red Rock’s economic interest held in Station Holdco. Station Holdco is a partnership for income tax reporting purposes; therefore, its members are liable for federal, state and local income taxes based on their respective share of Station Holdco’s pass-through taxable income.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 3.05% and (0.92)%, respectively, including discrete items, as compared to 2.43% and 11.32% for the three and nine months ended September 30, 2018. The Company’s effective tax rate is less than the statutory rate of 21% primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of Station Holdco’s earnings attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax. During the nine months ended September 30, 2018, the Company recognized income from transactions with pre-IPO owners and reported a net discrete $19.1 million write-down to the deferred tax asset.
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
The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco. As such, the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at September 30, 2019 and December 31, 2018, the valuation allowance was $36.4 million and $40.0 million, respectively.
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
At September 30, 2019 and December 31, 2018, the Company’s liability under the TRA was $25.1 million and $24.9 million, respectively, of which $9.0 million and $9.0 million, respectively, were payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, a vice president of the Company and a member of the Company’s Board. For the three and nine months ended September 30, 2019, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.2 million and a net increase in deferred tax assets of $0.2 million. For the nine months ended September 30, 2018, similar exchanges resulted in increases in the TRA liability and deferred tax assets of $2.5 million and $2.7 million, respectively. All of these transactions were recorded through stockholders’ equity. During the nine months ended September 30, 2018, the Company paid $28.9 million to pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. The Company’s

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

liability under the TRA was reduced by $119.2 million, and nontaxable income of $90.4 million was recognized as a result of the transactions with pre-IPO owners.
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
12.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(26,798)	$25,067	$(13,581)	$206,299
Less: net loss (income) attributable to noncontrolling interests	11,141	(10,387)	5,401	(57,704)
Net (loss) income attributable to Red Rock, basic	(15,657)	14,680	(8,180)	148,595
Effect of dilutive securities	—	8,205	—	45,518
Net (loss) income attributable to Red Rock, diluted	$(15,657)	$22,885	$(8,180)	$194,113

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average shares of Class A common stock outstanding, basic	69,618	69,250	69,525	69,059
Effect of dilutive securities	—	47,824	—	47,947
Weighted-average shares of Class A common stock outstanding, diluted	69,618	117,074	69,525	117,006

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The calculation of diluted (loss) earnings per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at September 30, 2019 and 2018, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	As of September 30,
	2019	2018
Shares issuable in exchange for Class B common stock and LLC Units	46,827	—
Shares issuable upon exercise of stock options	7,706	2,071
Shares issuable upon vesting of restricted stock	680	64

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
The components of lease expense were as follows (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,298	$3,862
Short-term lease cost	1,627	5,528
Variable lease cost	7,242	21,049
Total lease expense	$10,167	$30,439

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

September 30, 2019
Operating lease right-of-use assets	$14,238

Operating lease liabilities:
Current portion	$4,023
Noncurrent portion	11,459
Total operating lease liabilities	$15,482

Weighted-average remaining lease term - operating leases	31.2 years
Weighted-average discount rate - operating leases	5.39%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,493

Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2019 are as follows (amounts in thousands):

Year Ending December 31,
2019 (a)	$1,679
2020	3,963
2021	2,313
2022	892
2023	473
Thereafter	43,603
Total future lease payments	52,923
Less imputed interest	(37,441)
Total operating lease liabilities	$15,482
____________________________________
(a)    Amount represents minimum lease payments for the remainder of the year.
Lessor
The Company leases space within its properties to third-party tenants, primarily food and beverage outlets and movie theaters. The Company also leases space to tenants within commercial and industrial buildings located on certain land held for development. All of the Company’s tenant leases are classified as operating leases and do not contain options for the lessee to purchase the underlying real property. At September 30, 2019, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 19 years.
Lease payments from tenants at the Company’s properties typically include variable rent based on a percentage of the tenant’s net sales, and may also include a fixed base rent amount, which may increase by a rate or index over time. The Company recognizes variable rental income in the period in which the right to receive such rental income is established according to the lease agreements and base rental income on a straight-line basis over the lease term. Lease payments from the Company’s tenants at commercial and industrial buildings are typically based on a fixed rental amount, which may increase by a rate or index over time. Non-lease components within tenant lease agreements, which primarily comprise utilities, property taxes and common area maintenance charges, are included within operating lease income. For the three and nine months ended September 30, 2019, revenue from tenant leases was $6.1 million and $18.2 million, respectively, and for the three and nine months ended September 30, 2018, revenue from tenant leases was $6.0 million and $18.3 million, respectively. Revenue from

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

tenant leases is included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The following table presents undiscounted future minimum rentals to be received under operating leases as of September 30, 2019 (amounts in thousands):

Year Ending December 31,
2019 (a)	$2,510
2020	8,829
2021	7,630
2022	5,426
2023	4,310
Thereafter	13,224
$41,929
____________________________________
(a)    Amount represents minimum rentals to be received for the remainder of the year.
14.    Commitments and Contingencies
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant risks. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Las Vegas operations:
Casino	$238,269	$230,723	$728,470	$699,726
Food and beverage	128,016	94,666	370,740	280,226
Room	48,169	39,306	145,555	128,655
Other (a)	26,113	24,840	75,621	69,463
Management fees	128	133	432	450
Las Vegas operations net revenues	440,695	389,668	1,320,818	1,178,520
Native American management:
Management fees	23,453	21,119	69,901	66,644
Reportable segment net revenues	464,148	410,787	1,390,719	1,245,164
Corporate and other	1,710	1,545	5,029	4,395
Net revenues	$465,858	$412,332	$1,395,748	$1,249,559

Net (loss) income	$(26,798)	$25,067	$(13,581)	$206,299
Adjustments
Depreciation and amortization	57,925	44,235	164,613	133,391
Share-based compensation	4,464	3,315	12,849	8,872
Write-downs and other charges, net	34,094	6,439	66,668	21,070
Tax receivable agreement liability adjustment	(97)	—	(97)	(90,375)
Interest expense, net	40,517	33,590	118,936	96,299
Loss on modification of debt	—	—	302	—
Change in fair value of derivative instruments	1,739	(4,229)	21,335	(27,353)
(Benefit) provision for income tax	(842)	623	124	26,324
Other	82	66	234	(700)
Adjusted EBITDA (b)	$111,084	$109,106	$371,383	$373,827

Adjusted EBITDA
Las Vegas operations	$97,168	$97,942	$329,338	$336,408
Native American management	22,273	19,787	65,699	61,671
Reportable segment Adjusted EBITDA	119,441	117,729	395,037	398,079
Corporate and other	(8,357)	(8,623)	(23,654)	(24,252)
Adjusted EBITDA	$111,084	$109,106	$371,383	$373,827

_______________________________________________________________

(a)	Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 13.

(b)
Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including Palms redevelopment and preopening expenses, loss on artist performance agreement terminations at Palms’ nightclub and dayclub, severance, business innovation and technology enhancements), tax receivable agreement liability adjustment, interest expense, net, loss on modification of debt, change in fair value of derivative instruments, (benefit) provision for income tax and other.

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
At September 30, 2019, we held 60% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2018. Based on the most recent U.S. Census Bureau release, Nevada was first among all states in percentage growth of population from July 2017 to July 2018. In addition, based on preliminary data for September 2019 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.1% year-over-year increase in employment to 1,036,100. This resulted in an unemployment rate of 4.0% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 78 consecutive months of year-over-year increases in taxable retail sales from February 2013 to July 2019. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 180% at September 2019 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
The redevelopment project at Palms Casino Resort (“Palms”) was completed in the third quarter of 2019 and the Palace Station redevelopment project was completed in December 2018. Accordingly, our year over year comparative operating results reflect the impact of construction disruption and costs associated with these projects for the periods prior to their completion.
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
Food and beverage revenue measures:

•	Average guest check is a measure of food sales volume and product offerings at our restaurants, and represents the average amount spent per customer visit.

•	Number of restaurant guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.

•	Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2019	2018		2019	2018
Net revenues	$465,858	$412,332	13.0%	$1,395,748	$1,249,559	11.7%
Operating income	14,243	54,618	(73.9)%	125,869	300,250	(58.1)%

Casino revenues	238,269	230,723	3.3%	728,470	699,726	4.1%
Casino expenses	89,205	82,772	7.8%	259,861	242,126	7.3%
Margin	62.6%	64.1%		64.3%	65.4%

Food and beverage revenues	128,016	94,666	35.2%	370,740	280,226	32.3%
Food and beverage expenses	128,376	87,097	47.4%	360,767	252,320	43.0%
Margin	(0.3)%	8.0%		2.7%	10.0%

Room revenues	48,169	39,306	22.5%	145,555	128,655	13.1%
Room expenses	20,279	19,595	3.5%	61,034	59,126	3.2%
Margin	57.9%	50.1%		58.1%	54.0%

Other revenues	27,823	26,385	5.5%	80,650	73,858	9.2%
Other expenses	14,077	13,216	6.5%	39,610	34,111	16.1%

Management fee revenue	23,581	21,252	11.0%	70,333	67,094	4.8%

Selling, general and administrative expenses	107,756	104,360	3.3%	317,423	297,540	6.7%
Percent of net revenues	23.1%	25.3%		22.7%	23.8%

Depreciation and amortization	57,925	44,235	30.9%	164,613	133,391	23.4%
Write-downs and other charges, net	34,094	6,439	n/m	66,668	21,070	n/m
Tax receivable agreement liability adjustment	(97)	—	n/m	(97)	(90,375)	n/m

Interest expense, net	(40,517)	(33,590)	20.6%	(118,936)	(96,299)	23.5%
Loss on modification of debt	—	—	—	(302)	—	n/m
Change in fair value of derivative instruments	(1,739)	4,229	n/m	(21,335)	27,353	n/m
Benefit (provision) for income tax	842	(623)	(235.2)%	(124)	(26,324)	(99.5)%
Net (loss) income attributable to noncontrolling interests	(11,141)	10,387	(207.3)%	(5,401)	57,704	(109.4)%
Net (loss) income attributable to Red Rock	(15,657)	14,680	(206.7)%	(8,180)	148,595	(105.5)%
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
Net Revenues. Net revenues for the three and nine months ended September 30, 2019 increased by $53.5 million and $146.2 million, respectively, as compared to the prior year periods. The increase in net revenues was due to an increase in Las Vegas operations, primarily at Palms.
Operating Income. Operating income for the three and nine months ended September 30, 2019 decreased by $40.4 million and $174.4 million, respectively, as compared to the prior year periods. The decrease for the three months ended September 30, 2019 was primarily due to increased expenses at Palms, including depreciation and artist performance agreement termination costs at the nightclub and dayclub. The decrease for the nine months ended September 30, 2019 was primarily due to the recognition of $90.4 million of income from tax receivable agreement transactions with pre-IPO owners in the prior year period, as well as expenses at Palms, including depreciation, artist performance agreement termination costs at the nightclub and dayclub, and redevelopment and preopening costs incurred prior to the grand reopening in April 2019. Factors impacting operating income are discussed below.
Casino.  Casino revenues increased by 3.3% and 4.1% for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods due to increased volume across all major categories of gaming operations. Slot handle increased by 4.1% and 3.8%, table games drop increased by 18.5% and 17.1% and race and sports write increased by 6.0% and 9.0% for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods. Casino expenses increased by 7.8% and 7.3% for the three and nine months ended September 30, 2019, respectively, commensurate with the increased casino volume.
Food and Beverage.  Food and beverage includes restaurants, bars and catering at all of our Las Vegas properties, as well as the revenue and expense associated with the nightclub and dayclub at Palms, which commenced operations in early April 2019. For the three and nine months ended September 30, 2019, food and beverage revenue increased by 35.2% and 32.3%, respectively, and food and beverage expense increased by 47.4% and 43.0%, respectively, in each case as compared to the prior year periods, primarily due to the opening of the nightclub and dayclub at Palms, as well as several new restaurants at Palms and Palace Station. Food and beverage expenses for the nine months ended September 30, 2019 also included one-time costs associated with the grand reopening events held at Palms in early April 2019. The number of restaurant guests served increased by 4.3% and 4.1% for the three and nine months ended September 30, 2019, respectively, and the average guest check increased by 8.6% and 12.1%, respectively, as compared to the prior year periods. Despite the food and beverage revenue growth at Palms, expenses in this area have been challenging, due in large part to the entertainment and fixed cost structure associated with the nightclub and dayclub. Therefore, we announced on November 5, 2019 that we have decided to close the nightclub and dayclub effective immediately.
Room.  Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy	88.4%	85.8%	88.7%	88.6%
Average daily rate	$126.68	$112.93	$128.71	$118.23
Revenue per available room	$111.97	$96.88	$114.11	$104.72
For the three and nine months ended September 30, 2019, room revenues increased by 22.5% and 13.1%, respectively, as compared to the prior year periods, primarily due to an increase in available rooms as a result of the completion of the Palms and Palace Station redevelopment projects. For the three and nine months ended September 30, 2019, our ADR increased by 12.2% and 8.9%, respectively, and our occupancy rate increased by 2.6 and 0.1 percentage points, respectively, both as compared to the prior year periods. Room expenses increased by 3.5% and 3.2% for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods, commensurate with the increase in room revenues.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses increased for the three and nine months ended September 30, 2019 as compared to the prior year periods, primarily due to increased business volume.

Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For the three and nine months ended September 30, 2019 as compared to the prior year periods, management fee revenue increased by 11.0% and 4.8% to $23.6 million and $70.3 million, respectively, which was driven by stronger operating results at Graton Resort. For the nine months ended September 30, 2019, the increase in management fees from Graton Resort was partially offset by the impact of the Gun Lake management agreement expiration in February 2018, which produced $4.3 million of revenue in the prior year period. The Graton Resort management agreement will expire in November 2020.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2019, SG&A expenses increased by $3.4 million and $19.9 million, respectively, as compared to the prior year periods, primarily due to increased costs at Palms, including costs associated with the grand reopening events held in early April 2019 and the property’s national branding and marketing campaign. As a percentage of net revenue, SG&A expenses decreased by 2.2% and 1.1% for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods.
Depreciation and Amortization.  For the three and nine months ended September 30, 2019, depreciation and amortization expense increased to $57.9 million and $164.6 million, respectively, as compared to $44.2 million and $133.4 million for the prior year periods. The increase was primarily due to additional portions of the Palms redevelopment being placed into service in early April 2019 and the completion of the Palace Station project in December 2018.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, preopening and redevelopment, severance, business innovation and technology enhancements and non-routine expenses. For the three and nine months ended September 30, 2019, write-downs and other charges, net totaled $34.1 million and $66.7 million, respectively. These amounts included $28.2 million in artist performance agreement termination costs and severance at Palms’ nightclub and dayclub during the three months ended September 30, 2019. We anticipate recognizing similar charges in the fourth quarter of 2019 in the range of $16.0 million to $22.0 million. In addition, for the three and nine months ended September 30, 2019, write-downs and other charges, net included $0.6 million and $25.9 million, respectively, in Palms redevelopment and preopening costs, comprising various expenses associated with the brand repositioning campaign and grand reopening, as well as preopening related to new restaurants, nightclubs, bars and other amenities. For the three and nine months ended September 30, 2018, write-downs and other charges, net totaled $6.4 million and $21.1 million, respectively, which included $2.5 million and $14.1 million, respectively, in Palms redevelopment and preopening costs.
Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the nine months ended September 30, 2018, our liability under the TRA was reduced by $119.2 million, and we recognized nontaxable income of $90.4 million as a result of two transactions with pre-IPO owners.
Interest Expense, net.  Interest expense, net increased to $40.5 million and $118.9 million for the three and nine months ended September 30, 2019, respectively, as compared to $33.6 million and $96.3 million for the prior year periods. The increase in interest expense was primarily due to higher outstanding indebtedness. In addition, capitalized interest was lower during the current year periods due to portions of the Palms redevelopment being placed into service, as well as the completion of the Palace Station redevelopment project at the end of 2018. Additional information about long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Loss on Modification of Debt. For the nine months ended September 30, 2019, we recorded a $0.3 million loss on modification of debt resulting from the amendment to the credit facility in February 2019. See Note 5 for additional information.
Change in Fair Value of Derivative Instruments. During the three and nine months ended September 30, 2019, we recognized a net loss of $1.7 million and $21.3 million, respectively, in the fair value of our interest rate swaps, as compared to a net gain of $4.2 million and $27.4 million, respectively, for the prior year periods. Fluctuations in the fair value of our interest rate swaps are primarily due to downward movements in the forward interest rate curve.
Benefit (Provision) for Income Tax. For the three and nine months ended September 30, 2019, we recognized an income tax benefit of $0.8 million and an income tax provision of $0.1 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income and therefore our effective tax rate of 3.05% and (0.92)% for the three and nine months ended

September 30, 2019, respectively, was less than the statutory rate. The provision for income tax was $0.6 million and $26.3 million for the three and nine months ended September 30, 2018, respectively.
Net (Loss) Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 for our two reportable segments and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Las Vegas operations	$440,695	$389,668	$1,320,818	$1,178,520
Native American management	23,453	21,119	69,901	66,644
Reportable segment net revenues	464,148	410,787	1,390,719	1,245,164
Corporate and other	1,710	1,545	5,029	4,395
Net revenues	$465,858	$412,332	$1,395,748	$1,249,559

Net (loss) income	$(26,798)	$25,067	$(13,581)	$206,299
Adjustments
Depreciation and amortization	57,925	44,235	164,613	133,391
Share-based compensation	4,464	3,315	12,849	8,872
Write-downs and other charges, net	34,094	6,439	66,668	21,070
Tax receivable agreement liability adjustment	(97)	—	(97)	(90,375)
Interest expense, net	40,517	33,590	118,936	96,299
Loss on modification of debt	—	—	302	—
Change in fair value of derivative instruments	1,739	(4,229)	21,335	(27,353)
(Benefit) provision for income tax	(842)	623	124	26,324
Other	82	66	234	(700)
Adjusted EBITDA	$111,084	$109,106	$371,383	$373,827

Adjusted EBITDA
Las Vegas operations	$97,168	$97,942	$329,338	$336,408
Native American management	22,273	19,787	65,699	61,671
Reportable segment Adjusted EBITDA	119,441	117,729	395,037	398,079
Corporate and other	(8,357)	(8,623)	(23,654)	(24,252)
Adjusted EBITDA	$111,084	$109,106	$371,383	$373,827

Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including Palms redevelopment and preopening expenses, loss on artist performance agreement terminations at Palms’ nightclub and dayclub, severance, business innovation and technology enhancements), tax receivable agreement liability adjustment, interest expense, net, loss on modification of debt, change in fair value of derivative instruments, (benefit) provision for income tax and other.
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
At September 30, 2019, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.2 million and a net deferred tax asset of $111.9 million that are solely assets of the Holding Company, partially offset by liabilities that are solely the Holding Company’s, consisting of a $25.1 million liability under the TRA and $0.7 million of other current liabilities. At December 31, 2018, the Holding Company had cash of $0.2 million and a net deferred tax asset of $111.8 million, partially offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.6 million of other net current liabilities.
For the three and nine months ended September 30, 2019, the Holding Company recognized net income (loss) of $0.9 million and $(0.1) million, respectively, primarily representing income tax benefit (provision). For the three months ended September 30, 2018, the Holding Company incurred a net loss of $1.5 million, primarily due to provision for income tax of $0.6 million and SG&A expense of $0.9 million. For the nine months ended September 30, 2018, the Holding Company generated net income of $61.2 million, primarily due to $90.4 million of income from TRA liability, partially offset by provision for income tax of $26.3 million and SG&A expense of $2.9 million.
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
At September 30, 2019, we had $106.4 million in cash and cash equivalents, and Station LLC’s combined borrowing availability under both tranches of its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $401.8 million, which was net of $457.1 million in outstanding borrowings and $37.1 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2019 are expected to include (i) $30.0 million to $40.0 million for maintenance and investment capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness, totaling $8.4 million and $34.8 million, respectively, and (iii) dividends to our Class A common stockholders and distributions to noncontrolling interest holders of Station Holdco, including $11.7 million to be paid in December 2019. In addition, on

October 29, 2019 we paid $57.0 million to purchase our corporate office building, which was previously leased from the third-party seller under a sale-leaseback transaction accounted for as a financing transaction, and settled the associated liability. The purchase was funded with borrowings under the revolving credit facility.
We are obligated to make payments under the TRA, which is described in Note 11 to the Condensed Consolidated Financial Statements. At September 30, 2019, such obligations with respect to previously consummated transactions totaled $25.1 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
In February 2019, our Board of Directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through September 30, 2019, no repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$216,649	$260,983
Investing activities	(376,758)	(404,389)
Financing activities	152,356	22,860
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
For the nine months ended September 30, 2019, net cash provided by operating activities was $216.6 million as compared to $261.0 million for the prior year period. Operating cash flows were negatively impacted by write-downs and other charges, net, including Palms redevelopment and preopening, artist performance agreement termination costs at Palms’ nightclub and dayclub, and a $19.3 million increase in cash paid for interest.
Cash Flows from Investing Activities
For the nine months ended September 30, 2019, capital expenditures were $324.4 million, which primarily were related to the redevelopment at Palms. In addition, in July 2019 we purchased the 20-acre parcel of land on which Wild Wild West is located for $57.4 million. During the nine months ended September 30, 2018, capital expenditures were $407.6 million, which primarily were related to various renovation projects, including the redevelopment at Palms and the upgrade and expansion project at Palace Station.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, we incurred net borrowings under the revolving credit facility of $212.1 million, which were primarily used to fund capital expenditures. We also paid $20.9 million in dividends to Class A common shareholders and $14.1 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $3.3 million in fees and costs related to the amendment of the credit facility.
During the nine months ended September 30, 2018, we incurred net borrowings under the revolving credit facility of $105.0 million, which were primarily used to fund capital expenditures. We paid $20.8 million in dividends to Class A common shareholders and $15.3 million in cash distributions, primarily to the noncontrolling interest holders of Station Holdco. We also paid $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA as described in Note 11.
Restrictive Covenants
As described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, the amendment of the credit facility in February 2019 included changes to certain financial ratio covenants that Station LLC is required to maintain throughout the term of the facility. During the nine months ended September 30, 2019, there were no other changes to the covenants included in the credit facility or the indenture governing the 5.00% Senior Notes. At September 30, 2019, Station LLC’s interest coverage ratio was 4.05 to 1.00 and its consolidated total leverage ratio was 5.48 to 1.00, both as defined in the credit facility. We believe that as of September 30, 2019, Station LLC was in compliance with the covenants contained in the credit facility and the indenture governing the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
At September 30, 2019, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 6 to the Condensed Consolidated Financial Statements. At September 30, 2019, we had outstanding letters of credit and similar obligations totaling $37.1 million.
Contractual Obligations
During the nine months ended September 30, 2019, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 other than the $212.1 million increase in outstanding indebtedness under the revolving credit facility.
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

Description of Certain Indebtedness
Except for the February 2019 amendment to Station LLC’s credit facility, during the nine months ended September 30, 2019 there were no material changes to the terms of our indebtedness as described in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 5 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 6 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. As of January 1, 2019, we updated our lease accounting policies in conjunction with our adoption of the new lease accounting standard. A description of this change is included in Note 13 to the Condensed Consolidated Financial Statements. There were no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.
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
LIBOR is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our credit facility is, at our option, either LIBOR plus a margin or a base rate plus a margin. The credit facility permits the administrative agent to approve a comparable or successor base rate in the event that LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In July 2019, we issued an aggregate of 57,043 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
No. 104—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	November 7, 2019	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)