Form 10-K
period 2019-12-31
Red Rock Resorts, Inc.
filed 2020-02-21
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $1.5 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2020
Class A Common Stock, $0.01 par value	70,465,422
Class B Common Stock, $0.00001 par value	46,827,370

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2019.

PART I

ITEM 1.	BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC currently owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned), offering approximately 20,400 slot machines, 375 table games and 5,000 hotel rooms in the Las Vegas regional market. In addition, Station LLC also manages Graton Resort & Casino in northern California on behalf of a Native American tribe.
We hold an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which holds all of the economic interests in Station LLC. At December 31, 2019, we held 60.1% of the equity interests in Station Holdco. We operate and control all of the business and affairs of Station LLC and Station Holdco through our ownership of 100% of the voting interests in Station LLC and our designation as the sole managing member of both Station LLC and Station Holdco. Our only assets are our ownership interests in Station LLC and Station Holdco, other than cash and tax-related assets and liabilities. We have no operations outside of our management of Station LLC.
Our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) reflect the consolidation of Station LLC and its consolidated subsidiaries and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2019. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2018 to July 2019. In addition, based on preliminary data for December 2019 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.5% year-over-year increase in employment to 1,048,500. This resulted in an unemployment rate of 3.5% which has declined from 14.1% in September 2010. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 77 consecutive months of year-over-year increases in taxable retail sales from July 2013 to November 2019. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 180% at December 2019 compared to January 2012, as reported by the Las Vegas Realtors®.
The Las Vegas economy continues to show growth in employment, taxable sales and home prices, and we believe these positive trends, along with new capital investment planned or underway in Las Vegas, provide a foundation for future growth in our business. Although our operating results over the past few years have benefited from the favorable local economic conditions, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
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
Generate revenue growth through targeted marketing and promotional programs. Our significant advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve material economies of scale. While we advertise through traditional media such as television, radio and newspaper to reach our core guests, we continue to expand our focus and spend on social, digital and mobile platforms to respond to the evolving methods through which guests receive information.
We employ an innovative marketing strategy that utilizes our frequent high-profile promotional programs to attract and retain guests, while also establishing and maintaining a high level of brand recognition. Through our analytical approach to promotional development, we are also able to optimize reinvestment in those guests who deliver stronger results. Our proprietary customer relationship management systems are highly attuned to how guests interact with our properties and products. This information allows us to focus on targeting guests based on their preferences.
We have installed new technology on all of our slot machines which will permit us to provide “on device” marketing, bonusing and guest communication, including real-time customized promotions and incentives. We believe that this investment in technology has resulted in an increase in guest loyalty and enhanced the value of our loyalty program. As we continue to introduce new features and brand titles for customized promotional incentives, the technology should continue to help drive participation in our my|Rewards Boarding Pass loyalty program.
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

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2019. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________

(1)
Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.”

(2)	“Continuing Owners” refers to the owners of LLC Units at December 31, 2019 who held such units prior to the Company’s IPO in May 2016.

Properties
Set forth below is certain information at December 31, 2019 concerning our properties.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	796	2,725	64	64
Green Valley Ranch	495	2,386	48	40
Palms (3)	1,363	1,456	55	37
Palace Station	575	1,680	51	30
Boulder Station	299	2,477	25	46
Texas Station	199	1,675	23	47
Sunset Station	457	2,084	36	80
Santa Fe Station	200	2,358	39	39
Fiesta Rancho	100	1,039	15	25
Fiesta Henderson	224	1,394	18	35
Wild Wild West	260	171	—	20
Wildfire Rancho	—	157	—	5
Wildfire Boulder	—	153	—	2
Wildfire Sunset	—	124	—	1
Wildfire Lake Mead	—	62	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	191	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	179	—	9
	4,968	20,399	374	483
Managed Property
Graton Resort & Casino	200	3,350	131	254
	5,168	23,749	505	737
__________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack (“21”), craps, roulette, pai gow, baccarat, let it ride and three-card poker.

(3)	Hotel rooms include 599 condominium units.
Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square foot outdoor shopping, dining and entertainment center; City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public; and Las Vegas Ballpark, which opened in April 2019 as the new home for the Las Vegas Aviators professional Triple-A baseball team. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock’s Restaurant Row links, via a pedestrian walkway, five of our premier restaurants including Terra Rossa, which opened in August 2019, Blue Ribbon Sushi Bar & Grill, which opened in January 2019, Yard House, Hearthstone Kitchen & Cellar, and Lucille’s Smokehouse Bar-B-Que. Other full-service restaurants at Red Rock include T-bones Chophouse, 8 Noodle Bar, Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines) and the Sandbar pool café. Red Rock features numerous bars and lounges including Rocks Lounge, Onyx Bar, Sandbar and Lucky Bar. Red Rock also offers a variety of quick-serve restaurants.

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
Palms
We purchased Palms in 2016. Palms is strategically located just west of the center of the Las Vegas Strip off Interstate 15 on Flamingo Road. In September 2019, Palms completed a $690 million redevelopment project, which repositioned and reimagined the property. The redevelopment included a completely renovated casino floor featuring the addition of approximately 300 slot machines and 16 table games; new slot and table games high limit rooms; 33,000 square feet of completely renovated meeting and convention space; a new hotel front desk registration and VIP registration and reception areas; 282 fully redesigned and renovated premium hotel rooms and one-of-a-kind luxury suites, as well as construction of 60 new hotel rooms in the Fantasy Tower; a casino connector integrating the adjacent 599-room Palms Place tower directly into the newly expanded casino floor; an indoor connector to the pre-existing self-park garage with ingress directly into the newly expanded casino floor; and an all-new exterior look, including a new marquee, state-of-the-art digital signage on the hotel tower exterior, a modernized porte cochere, and new exterior facades and lush landscaping.
In addition, the redevelopment added several new full-service restaurants and dining options, including: Scotch 80 Prime, a high-end steakhouse; Vetri Cucina, an Italian restaurant with award-winning chef Marc Vetri; Shark, a seafood restaurant with celebrity chef Bobby Flay; Mabel’s, an American barbeque restaurant with celebrity chef Michael Symon featuring within the restaurant Sara’s, a 45-seat supper club “Meateasy”; Greene St. Kitchen, a New York-inspired eatery in partnership with Clique Hospitality Group; Tim Ho Wan, a Michelin-Star dim sum restaurant from Hong Kong; A.Y.C.E. (“All You Can Eat”) Buffet; Send Noodles, a noodle bar restaurant; Lucky Penny, a 24-hour café; Apex, a rooftop lounge and bar; and Unknown, an iconic center bar featuring signature art pieces from world-renowned artist Damien Hirst. In addition to its many full-service restaurants, Palms also offers a variety of quick-serve restaurants.
Apart from these new venues and upgrades, Palms offers other non-gaming amenities that were upgraded in the redevelopment, including: a fully upgraded 14-screen Brendan Theatres luxury movieplex; a resort pool; a complete renovation of the 2,500 seat Pearl Concert Theater in partnership with Live Nation; a full-service and state-of-the art 8,000 square foot recording studio, and a new wellness spa and salon.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. In December 2018, Palace Station completed a $192.6 million redevelopment project, which added 178,000 square feet of gaming and entertainment space to the property, along with a refreshed exterior look. Highlights of the property include: a fully renovated and expanded gaming floor; 575 updated hotel rooms and suites; a signature restaurant, San Francisco-based Boathouse Asian Eatery; a 14,000 square foot, state-of-the-art Feast Buffet; a new resort-style pool area; a state-of-the-art bingo room; a fully renovated poker room; a fully renovated race and sports book; a nine-screen Regal Cinnebarre luxury movieplex; and two LED marquee signs.
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
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of U.S. Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars and grills, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station’s full-service restaurants include The Charcoal Room, Leticia’s Cocina, Grand Café, Feast Buffet and the Oyster Bar. Guests also enjoy 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of quick-serve restaurants.
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
Wildfire Valley View and Wildfire Anthem
We purchased Wildfire Valley View and Wildfire Anthem in 2013. Wildfire Valley View is located in Las Vegas and Wildfire Anthem is located in Henderson, Nevada. Non-gaming amenities offered by Wildfire Valley View and Wildfire Anthem include a bar and quick-serve food offerings.
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, a casino and brew pub, The Greens, a restaurant and lounge, and Wildfire Lanes, which features a full-service restaurant, a bar and an 18-lane bowling center.
Graton Resort & Casino
We manage Graton Resort & Casino (“Graton Resort”) in northern California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria, a federally recognized Native American tribe. Graton Resort is located just west of U.S. Highway 101 near Rohnert Park, California, approximately 43 miles north of San Francisco. It is the largest gaming and entertainment facility in the Bay Area. Graton Resort offers various dining options including four full-service restaurants and eight fast-casual restaurants, 200 hotel rooms, meeting and convention space, a spa, a resort-style pool, a lobby bar and additional casino space. The management agreement has a term of seven years from the opening date and expires November 2020. We currently receive a management fee of 27% of Graton Resort’s net income as defined in the management agreement.
Developable Land
We own approximately 323 acres of developable land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. We also own two additional development sites that are currently for sale. Following is a description of such parcels of land held for development or sale:
Land Held for Development

•
Durango/I-215: We own approximately 71 acres located at the intersection of Durango Road and Interstate 215 in the southwestern area of the Las Vegas valley. The site has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site.

•
Wild Wild West: We own approximately 96 acres of land located at the intersection of Tropicana Boulevard and Interstate 15, less than one-half mile from the Las Vegas strip. This parcel has excellent visibility and access from Interstate 15, on which approximately 300,000 cars per day pass by the site. Included in this parcel are the 20 acres on which Wild Wild West is located.

•
Flamingo/I-215: We own approximately 58 acres located between Flamingo Road and Interstate 215 in the master-planned community of Summerlin in Las Vegas. The site has excellent visibility and access from Interstate 215.

•
Via Inspirada/Bicentennial Parkway: We own approximately 45 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas valley, approximately six miles southwest of Green Valley Ranch. This property is the only casino gaming-entitled property in the master-planned community of Inspirada.

•	Skye Canyon: We own approximately 40 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles northwest of Santa Fe Station.

•
Boulder Highway: We own approximately five acres at the intersection of Boulder Highway and Oakey Boulevard approximately 1.5 miles southeast of downtown Las Vegas. This property has grandfathered gaming entitlements that predate room and other amenity requirements, which creates greater flexibility with respect to the potential development of this site.

•	South Virginia Street/I-580 (Reno): We own approximately eight acres on South Virginia Street near Interstate 580, directly across from the Reno-Sparks Convention Center.
Land Held for Sale

•	Mt. Rose Property (Reno): We own approximately 88 acres at the intersection of Mt. Rose Highway and South Virginia Street in Reno, Nevada.

•	Cactus Avenue: We own approximately 57 acres near the intersection of Cactus Avenue and Las Vegas Boulevard, approximately six miles south of the Las Vegas strip.
From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Native American Development
We have entered into development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located on a 305-acre site (the “North Fork Site”) located adjacent to U.S. Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the United States Department of the Interior in February 2013.
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
The development of the North Fork Project is subject to several ongoing legal challenges, the receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 6 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
At December 31, 2019, there were approximately 39 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 144 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2019, there were approximately 1,400 restricted gaming locations in Clark County with approximately 14,100 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering, which has resulted in a substantial expansion of sports gaming outside the state of Nevada. Several states are also considering legalizing casino gaming in designated areas. Legalized casino and sports gaming in various states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware and Pennsylvania, and legislation permitting internet gaming has been approved or proposed by a number of other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, the State of California has signed and ratified Tribal-State Compacts with 74 Native American tribes. At December 31, 2019, there were 63 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). On September 26, 2019, the Nevada Commission issued its Fifth Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Fifth Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 26, 2019, the Nevada Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Fifth Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $50,000 for all purposes, including foreign gaming and compliance with the Fifth Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.

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
Employees
At January 31, 2020, we had approximately 14,000 employees, including employees of our 50% owned properties, but excluding managed properties that are owned by third-party employers. We believe we have good employee relations. None of our owned casino properties is currently subject to any collective bargaining obligations, agreement or similar arrangement with any union, with the exception of Boulder Station, Palace Station, Green Valley Ranch, Fiesta Rancho and Palms. Our casino properties have been the subject of union organization efforts and we believe additional efforts by union activists to organize employees are ongoing at this time. We are engaged in negotiations of collective bargaining agreements for various bargaining units of employees at a number of our properties and we expect that we will be required to negotiate collective bargaining agreements at other properties or for other categories of employees. The outcome of our negotiations with these unions is not assured and could result in significant increases in labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations. In addition, it is possible that other of our owned casino properties or future managed properties will become unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. Further, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations.
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

•	the impact of general economic conditions outside our control, including changes in interest rates, consumer confidence and unemployment levels, on our business and results of operations;

•	the effects of intense competition that exists in the gaming industry;

•	additional competition arising as a result of the approval of new gaming licenses or gaming activities such as internet gaming, and the expansion of sports betting outside the state of Nevada;

•	our substantial outstanding indebtedness and the effect of our significant debt service requirements on our operations and ability to compete;

•	the risk that we will not be able to finance our development and investment projects or refinance our outstanding indebtedness;

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
•natural and other disasters; and
•a decline in the local population.
Our strategy of growth through master-planning of certain of our major casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. There can be no assurance that population growth in Las Vegas will justify future development, additional casinos or expansion of any of our existing casino properties, which limits our ability to expand our business.
Our business is sensitive to changes in consumer sentiment and discretionary spending.
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, and effects or fears of war, terrorism, violence, widespread illnesses or epidemics could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations.
Our casinos draw a substantial number of customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While our business is affected by the general economic conditions in the United States, our business and results of operations would be particularly negatively impacted if our target markets experience an economic downturn or other adverse conditions.
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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering, which has resulted in a substantial expansion of sports betting outside the state of Nevada, including online sports betting. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware and Pennsylvania, and legislation permitting internet gaming has been approved or proposed by a number of other states. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
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
Our management agreement for Gun Lake Casino expired in February 2018 and our management agreement for Graton Resort expires in November 2020. Our management fees from these agreements were $91.1 million, $87.0 million and $118.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, which, based on the margins applicable to our management activities, contributed significantly to our net income for such periods. As a result, our results of operations may be adversely impacted by the expiration or termination of such agreements. Although we intend to seek additional development and management contracts with Native American tribes, we cannot be sure that we will be able to enter into any such agreements. The development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
In September 2016, the National Labor Relations Board (the “NLRB”) certified the Local Joint Executive Board of Las Vegas (“LJEBLV”) as the bargaining representative for a bargaining unit of Boulder Station non-gaming employees. As a result, Boulder Station commenced bargaining with the LJEBLV as the bargaining representative for a bargaining unit of those Boulder Station non-gaming employees. Also in March 2017, Palace Station voluntarily recognized the LJEBLV as the bargaining representative for a bargaining unit of Palace Station non-gaming employees and commenced bargaining. The LJEBLV and Palace Station and the LJEBLV and Boulder Station to date have conducted many bargaining sessions but have not achieved a labor agreement.
In November 2017, the NLRB conducted an election at Green Valley Ranch and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Green Valley Ranch non-gaming employees. Green Valley Ranch challenged the election results; its challenges were not successful and, accordingly, Green Valley Ranch anticipates that it will commence bargaining with the LJEBLV.
In April 2018, the NLRB conducted an election at Palms and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Palms non-gaming employees. Palms is challenging the NLRB’s order; if Palms’ challenges are not ultimately successful, Palms will commence bargaining with the LJEBLV.
In June 2019, the NLRB conducted an election at Sunset Station and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Sunset Station non-gaming employees. Sunset Station is challenging the election results; if Sunset Station’s legal challenges are not ultimately sustained, Sunset Station will commence bargaining with the LJEBLV.

In June 2019, the NLRB conducted an election at Fiesta Rancho and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Fiesta Rancho non-gaming employees; Fiesta Rancho has commenced bargaining with the LJEBLV.
In September 2019, the NLRB conducted an election at Fiesta Henderson and determined that a majority of the votes had been cast for LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Fiesta Henderson non-gaming employees; the NLRB subsequently invalidated the election results and ordered a rerun election; the LJEBLV has challenged the NLRB’s decision.
In December 2019, the NLRB conducted an election at Red Rock and determined that a majority of the votes had been cast against LJEBLV, which was seeking to become the bargaining representative for a bargaining unit of Red Rock non-gaming employees. The LJEBLV has objected to the election; a hearing with respect to those objections has not been scheduled to date.
In addition, a bargaining unit of nine Palms slot technicians is represented by the International Union of Operating Engineers, Local 501 (“Local 501”). Palms and Local 501 have been negotiating for more than three years, and have yet to achieve a labor agreement. Local 501 also seeks to represent bargaining units of Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock slot technicians. Elections have been conducted by the NLRB at each of Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock in connection with which the NLRB determined that a majority of the valid votes were cast for Local 501. Each of Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock is challenging Local 501’s satisfaction of statutory requirements to be certified as the representative of the bargaining units; if any such challenge is unsuccessful the relevant property will commence bargaining with Local 501.
In addition, Teamsters Local Union 986 (“Local 986”) was certified as the bargaining representative for a bargaining unit of Palms warehouse receivers in June 2018. Palms has commenced bargaining with the Teamsters. In September 2019, the NLRB conducted an election at the Palms and a majority of the valet parking attendants voted to be represented by the Local 986. Bargaining has not yet commenced. In September 2019, the NLRB conducted an election at the Palms and a majority of the bell desk employees voted to be represented by Local 986. Bargaining has not yet commenced.
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
Further, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. If we are not approved for such a public offering by the Nevada Commission in the future, or if an exemption from such approval is not available, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. Any such approval will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

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
Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. Our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event of a catastrophe. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. Certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism or epidemics, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2019, the principal amount of our outstanding indebtedness totaled approximately $3.08 billion and we had $422.5 million of undrawn availability under our Revolving Credit Facility, which is net of $440.0 million in outstanding borrowings and the issuance of approximately $33.5 million of letters of credit and similar obligations. After giving effect to the February 2020 financing transactions, the principal amount of our outstanding indebtedness as of December 31, 2019 would have been approximately $3.1 billion and we would have had $1.0 billion of undrawn availability under our Revolving Credit Facility, as amended. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.

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
A failure to comply with the covenants contained in the credit agreements, the indentures governing our senior notes, or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations. In the event of any default under any of our credit agreements, the lenders thereunder:

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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2019, we had $422.5 million of undrawn availability under our Revolving Credit Facility, which is net of $440.0 million in outstanding borrowings and the issuance of approximately $33.5 million of letters of credit and similar obligations. After giving effect to the refinancing transactions completed in February 2020, the principal amount of our outstanding indebtedness as of December 31, 2019 would have been approximately $3.1 billion and we would have had approximately $1.0 billion of undrawn availability under our Revolving Credit Facility, as amended. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
As of December 31, 2019, after giving effect to our interest rate swaps, approximately $1.1 billion, or 35%, of our borrowings were at variable interest rates and expose us to interest rate risk. After giving effect to the February 2020 financing transactions and our interest rate swaps, approximately $350.0 million, or 11% of our borrowings were at variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Had our consolidated variable interest rate indebtedness outstanding at December 31, 2019 remained the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would have increased our annual estimated debt-service requirements by approximately $10.8 million, after giving effect to our interest rate swaps. After giving effect to the February 2020 refinancing transactions and our interest rate swaps, an increase of 1% in the interest rates payable on our variable rated indebtedness would increase our annual estimated debt-service requirements by approximately $3.5 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

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
Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Our credit facility and the indentures governing our senior notes include, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends and make distributions. In addition, Station Holdco is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Station Holdco (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Station Holdco are generally subject to similar legal limitations on their ability to make distributions to Station Holdco.
Our Principal Equity Holders have control over our management and affairs, and their interests may differ from our interests or those of our other stockholders.
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 86.7% of the combined voting power of Red Rock as of December 31, 2019. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:

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
In addition, because the Principal Equity Holders hold most of their ownership interest in part of our business directly and/or indirectly through Station Holdco, rather than through Red Rock, the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, if Station Holdco makes distributions to Red Rock, the Principal Equity Holders will also be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The Principal Equity Holders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the TRA, whether and when to incur new, or refinance existing, indebtedness, and whether and when Red Rock should terminate the TRA and accelerate its obligations thereunder. The structuring of future transactions may take into consideration these Principal Equity Holders’ tax or other considerations even where no similar benefit would accrue to us. For example, a disposition of real estate or other assets in a taxable transaction could accelerate then-existing obligations under the TRA, which may result in differing incentives between the Principal Equity Holders and Red Rock with respect to such a transaction. For more information, see “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.
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
We will be required to pay certain of our pre-IPO Owners for certain tax benefits we may claim arising in connection with the reorganization transactions, and the amounts we may pay could be substantial.
The TRA provides for the payment by Red Rock to certain of our pre-IPO owners of 85% of the amount of benefits, if any, that Red Rock realizes (or is deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the TRA, as discussed below) as a result of (i) increases in tax basis resulting from our purchases or exchanges of LLC Units and (ii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we are required to make under the TRA. See “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.
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
The payments that we may make under the TRA could be substantial. At December 31, 2019 and 2018, our liability under the TRA with respect to previously consummated transactions was $25.1 million and $24.9 million, respectively. Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2019 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates that are based on current assumptions. The amount of actual payments could differ materially.
Future payments to our pre-IPO owners in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise (as described below), the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA and/or distributions to Red Rock by Station Holdco are not sufficient to permit Red Rock to make payments under the TRA after it has paid taxes.
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
Approximately 47 million LLC Units of Station Holdco are owned by our Continuing Owners, or 39.9% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Tax Receivable Agreement with Related Parties” within Note 2 to the Consolidated Financial Statements.
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
Although we intend to pay dividends on our Class A common stock to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. The existing debt agreements of Station LLC limit the ability of Station LLC to make distributions to Station Holdco, which effectively restricts the ability of Station Holdco to distribute sufficient funds to permit Red Rock to pay dividends to its stockholders. Red Rock will be required to apply funds distributed by Station Holdco to pay taxes and make payments under the TRA. Therefore, we cannot assure you that you will receive any dividends on your Class A common stock. Accordingly, you may need to sell your shares of Class A common stock to realize a return on your investment, and you may not be able to sell your shares above the price you paid for them. See Note 12 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 86.7% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements and include the following:

•	Red Rock, which opened in 2006, is situated on approximately 64 acres that we own on the west side of Las Vegas, Nevada.

•	Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.

•	Palms, which we purchased in 2016, is situated on approximately 37 acres that we own in Las Vegas, Nevada.

•	Palace Station, which opened in 1976, is situated on approximately 30 acres that we own in Las Vegas, Nevada.

•	Boulder Station, which opened in 1994, is situated on approximately 46 acres that we own on the east side of Las Vegas, Nevada.

•	Texas Station, which opened in 1995, is situated on approximately 47 acres that we own in North Las Vegas, Nevada.

•	Sunset Station, which opened in 1997, is situated on approximately 80 acres that we own in Henderson, Nevada.

•	Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own on the northwest side of Las Vegas, Nevada.

•	Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

•	Fiesta Henderson, which we purchased in 2001, is situated on approximately 35 acres that we own in Henderson, Nevada.

•
Wild Wild West, which we purchased in 1998, is situated on approximately 20 acres of land in Las Vegas, Nevada. The land on which Wild Wild West is situated is part of a 96-acre site that we own, which is being held for future development.

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

•
Wildfire Valley View and Wildfire Anthem, which we purchased in 2013, lease land and buildings used in their operations in Las Vegas, Nevada and Henderson, Nevada, respectively, from third-party lessors.

•
Barley’s and The Greens, which are 50% owned, lease land and buildings in Henderson, Nevada used in their operations from third-party lessors. Wildfire Lanes, which is 50% owned, owns the land and building in Henderson, Nevada used in its operations. We opened Barley’s in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.

We own 323 acres of developable land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. We also own two additional development sites that are currently for sale, comprising a 57-acre site in Las Vegas and an 88-acre site in Reno. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
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
Dividends
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. See Note 12 to the Consolidated Financial Statements for further details on dividends.
During each of the years ended December 31, 2019 and 2018, the Company declared and paid cash dividends of $0.40 per share to Class A common shareholders. In January 2020, the board of directors declared a dividend of $0.10 per share of Class A common stock to holders of record as of March 13, 2020 to be paid on March 27, 2020.
Holders
At February 14, 2020, there were 13 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities—None.
Recent Sales of Unregistered Securities—None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P 400”) and a peer group for the period beginning on April 27, 2016 (the date our common stock commenced trading on the NASDAQ) and ending on December 31, 2019.

	Cumulative Total Return
	April 27, 2016	December 31,
		2016	2017	2018	2019
RRR	$100.00	$125.13	$185.18	$113.04	$135.56
S&P 400	100.00	116.34	135.23	120.24	151.75
Peer Group (a)	100.00	123.47	165.13	113.75	175.03
_______________________________________

(a)	Includes Boyd Gaming Corporation, Caesars Entertainment Corporation, Eldorado Resorts, Inc., MGM Resorts International and Penn National Gaming, Inc.
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

	Year Ended December 31,
	2019	2018 (a)	2017 (b)	2016 (c)	2015 (d)
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$1,856,534	$1,681,030	$1,642,139	$1,475,760	$1,352,135
Operating income	186,001	372,208	331,281	309,711	287,189
Net (loss) income	(6,737)	219,480	63,533	155,964	143,252
Net (loss) income attributable to noncontrolling interests	(3,386)	61,939	28,110	64,012	5,594
Net (loss) income attributable to Red Rock Resorts, Inc.	(3,351)	157,541	35,423	91,952	137,658
Per Share Data:
Net (loss) earnings per share, basic	$(0.05)	$2.28	$0.53	$1.04	$1.53
Net (loss) earnings per share, diluted	$(0.05)	$1.77	$0.42	$1.03	$1.53
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.20	$—
Balance Sheet Data:
Cash and cash equivalents, excluding restricted cash	$128,835	$114,607	$231,465	$133,776	$116,426
Total assets	4,114,187	4,009,526	3,620,121	3,527,016	2,932,111
Total debt	3,033,291	2,855,359	2,617,822	2,422,301	2,155,197
Total equity	782,597	816,995	631,712	627,598	573,709

(a)
During the year ended December 31, 2018, we recognized income of $90.4 million as a result of payments made to two pre-IPO owners of Station Holdco in exchange for the assignment of all of their rights under the TRA.

(b)
During the year ended December 31, 2017, we recognized a $100.3 million charge in related party lease termination costs, which was offset by a $135.1 million adjustment to the tax receivable agreement liability due to tax reform.

(c)	The acquisition of Palms was completed on October 1, 2016.

(d)	Selected financial data as of and for the year ended December 31, 2015 was not retrospectively adjusted upon adoption of the revenue recognition standard in 2018 and therefore is not comparable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
Red Rock is a holding company that owns an indirect equity interest in and manages Station LLC, through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino entertainment properties. Station LLC owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) offering approximately 20,400 slot machines, 375 table games and 5,000 hotel rooms in the Las Vegas regional market. Station LLC also manages Graton Resort in northern California on behalf of a Native American tribe. Our agreement to manage Graton Resort will expire in November 2020.
We hold an indirect equity interest in Station LLC through our ownership of LLC Units in Station Holdco, which holds all of the economic interests in Station LLC. At December 31, 2019, we held 60.1% of the equity interests in Station Holdco. We operate and control all of the business and affairs of Station LLC and Station Holdco through our ownership of 100% of the voting interests in Station LLC and our designation as the sole managing member of both Station LLC and Station Holdco. Our only assets are our ownership interests in Station LLC and Station Holdco, other than cash and tax-related assets and liabilities. We have no operations outside of our management of Station LLC and Station Holdco.
Our Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Based on population and employment growth, the Las Vegas economy was one of the fastest growing economies in the United States from 2015 to 2019. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2018 to July 2019. In addition, based on preliminary data for December 2019 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.5% year-over-year increase in employment to 1,048,500. This resulted in an unemployment rate of 3.5% which has declined from 14.1% in September 2010. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 77 consecutive months of year-over-year increases in taxable retail sales from July 2013 to November 2019. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 180% at December 2019 compared to January 2012, as reported by the Las Vegas Realtors®.
The Las Vegas economy continues to show growth in employment, taxable sales and home prices, and we believe these positive trends, along with new capital investment planned or underway in Las Vegas, provide a foundation for future growth in our business. Although our operating results over the past few years have benefited from favorable local economic conditions, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
We completed a $690 million redevelopment project at Palms in September 2019 and completed a $192.6 million redevelopment project at Palace Station in December 2018. Accordingly, our year-over-year comparative operating results reflect the impact of construction disruption and costs associated with these projects for the periods prior to their completion.

Information about our results of operations is included herein and in the notes to our Consolidated Financial Statements.
Our Key Performance Indicators
We use certain key indicators to measure our performance.
Gaming revenue measures:

•
Slot handle, table game drop and race and sports write are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table game drop boxes. Race and sports write represents the aggregate dollar amount wagered on race and sports events.

•	Win represents the amount of wagers retained by us.

•	Hold represents win as a percentage of slot handle or table game drop.
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

Results of Operations
The following table presents information about our results of operations (dollars in thousands). Information about our results of operations for the year ended December 31, 2018 as compared to 2017 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

	Year Ended December 31,
	2019	2018	Percent change
Net revenues	$1,856,534	$1,681,030	10.4%
Operating income	186,001	372,208	(50.0)%

Casino revenues	984,253	940,483	4.7%
Casino expenses	351,043	326,980	7.4%
Margin	64.3%	65.2%

Food and beverage revenues	481,558	381,197	26.3%
Food and beverage expenses	465,505	340,212	36.8%
Margin	3.3%	10.8%

Room revenues	192,305	170,824	12.6%
Room expenses	81,064	78,440	3.3%
Margin	57.8%	54.1%

Other revenues	106,773	100,912	5.8%
Other expenses	52,329	48,431	8.0%

Management fee revenue	91,645	87,614	4.6%

Selling, general and administrative expenses	416,355	390,492	6.6%
Percent of net revenues	22.4%	23.2%

Depreciation and amortization	222,211	180,255	23.3%
Write-downs and other charges, net	82,123	34,650	n/m
Tax receivable agreement liability adjustment	(97)	(90,638)	n/m
Interest expense, net	156,679	143,099	9.5%
Loss on extinguishment/modification of debt, net	19,939	—	n/m
Change in fair value of derivative instruments	(19,467)	12,415	n/m
Benefit (provision) for income tax	1,734	(23,875)	n/m
Net (loss) income attributable to noncontrolling interests	(3,386)	61,939	n/m
Net (loss) income attributable to Red Rock Resorts, Inc.	(3,351)	157,541	n/m
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
Net Revenues. Net revenues for the year ended December 31, 2019 increased by 10.4% to $1.86 billion as compared to $1.68 billion for the year ended December 31, 2018. The increase in net revenues was primarily due to a $170.8 million increase in Las Vegas operations, led by an increase in net revenues at Palms.
Operating Income. Operating income decreased to $186.0 million for 2019 as compared to $372.2 million for 2018. The decrease was primarily due to expenses at Palms, including higher depreciation relating to the Palms redevelopment project, artist performance agreement termination costs at the nightclub and dayclub, and redevelopment and preopening expenses incurred prior to the grand reopening in April 2019. The change from the prior year was also impacted by a gain recognized in 2018 associated with the extinguishment of a tax receivable agreement liability. Factors impacting operating income are discussed below.
Casino.  Casino revenues increased by $43.8 million to $984.3 million for 2019 as compared to $940.5 million for 2018 primarily due to increased volume across all major categories of gaming operations. Slot handle increased by 4.0%, table games drop increased by 16.8% and race and sports write increased by 7.1% for 2019 as compared to 2018. Casino expenses increased by $24.1 million or 7.4% for 2019 as compared to 2018, commensurate with the increased casino volume.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering at all of our Las Vegas properties, as well as the revenue and expenses associated with the nightclub and dayclub at Palms, which operated from April 2019 to November 2019. Food and beverage revenue for 2019 increased by $100.4 million as compared to 2018, primarily due to new restaurants at Palms, as well as the nightclub and dayclub. For 2019, food and beverage expense increased by 36.8% as compared to 2018, primarily due to the opening of the nightclub and dayclub at Palms, as well as several new restaurants at Palms and Palace Station. Food and beverage expenses for 2019 also included one-time costs associated with the grand reopening events held at Palms in early April 2019. The number of restaurant guests increased by 4.9% and the average guest check increased by 10.1% compared to prior year. Despite the food and beverage revenue growth at Palms, expenses in this area have been challenging, due in large part to the entertainment and fixed cost structure associated with the nightclub and dayclub. As a result, we closed the Palms’ nightclub and dayclub.
Room. Information about our hotel operations is presented below:

	Year Ended December 31,
	2019	2018
Occupancy	88.1%	87.7%
Average daily rate	$128.51	$118.65
Revenue per available room	$113.15	$104.03
For 2019, room revenues increased by 12.6% to $192.3 million as compared to $170.8 million for 2018, primarily due to the completion of the redevelopment project at Palms. For 2019, our ADR improved by 8.3%, our revenue per available room improved by 8.8%, and our occupancy rate improved by 0.4 percentage points as compared to 2018, commensurate with the increase in room revenues.
Other. Other primarily includes revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses increased for 2019, as compared to 2018, primarily due to increased business volume.
Management Fee Revenue. Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For 2019, as compared to 2018, management fee revenue increased by 4.6% to $91.6 million, which was driven by stronger operating results at Graton Resort. The increase in management fees from Graton Resort was partially offset by the impact of the expiration of the Gun Lake management agreement in February 2018, which produced $4.3 million of revenue in 2018. The Graton Resort management agreement will expire in November 2020.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 6.6% to $416.4 million for 2019 as compared to $390.5 million for 2018, primarily due to increased costs at Palms, including costs associated with the grand reopening events held in early April 2019 and the property’s national branding and marketing campaign. As a percentage of net revenue, SG&A expenses decreased by 0.8 percentage points for 2019 as compared to the prior year.

Depreciation and Amortization.  Depreciation and amortization expense for 2019 increased to $222.2 million as compared to $180.3 million for 2018. The increase primarily represents depreciation on assets placed into service as a result of the completion of the Palms and Palace Station projects.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, preopening and redevelopment, severance, business innovation and technology enhancements and non-routine expenses. For 2019, write-downs and other charges, net totaled $82.1 million, which included $39.8 million in artist performance agreement termination costs at Palms’ nightclub and dayclub and $25.9 million in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities. For 2018, write-downs and other charges, net totaled $34.7 million, which included $18.6 million in Palms redevelopment and preopening expenses.
Tax Receivable Agreement Liability Adjustment.  From time to time, our liability under the tax receivable agreement (“TRA”) is adjusted based on a number of factors, including the amount and timing of our taxable income, the tax rate then applicable, our amortizable basis in Station Holdco, and the impact of transactions relating to TRA liabilities. Adjustments to our TRA liability are recognized within the Tax receivable agreement liability adjustment line in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During 2018, we paid a total of $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned us all of their rights under the TRA. As a result, our liability under the TRA was reduced by $119.2 million and we recognized nontaxable income of $90.4 million.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2019	2018
Interest cost, net of interest income	$143,035	$134,998
Amortization of debt discount and debt issuance costs	16,421	16,149
Capitalized interest	(2,777)	(8,048)
Interest expense, net	$156,679	$143,099
Interest expense, net, for 2019 was $156.7 million as compared to $143.1 million for 2018. The increase in interest expense, net was primarily due to higher outstanding indebtedness. In addition, capitalized interest was lower during the year due to the completion of the Palms and Palace Station projects. See Note 9 to the Consolidated Financial Statements for additional information about our long-term debt.
Loss on Extinguishment/Modification of Debt, net. During 2019, we recognized a $19.9 million loss on extinguishment/modification of debt, primarily arising from the purchase of our corporate office building in the fourth quarter. We previously leased the building from the third-party seller/lessor under a sale-leaseback arrangement accounted for as a financing transaction. We accounted for the purchase as an extinguishment of the financing liability and recognized a loss on extinguishment of $19.6 million representing the difference between the carrying amount of the liability and the purchase price of the building.
Change in Fair Value of Derivative Instruments. During 2019, we recognized a net loss of $19.5 million in the fair value of our interest rate swaps, as compared to a net gain of $12.4 million for 2018. The decrease in the fair value of our interest rate swaps was primarily due to downward movements in the forward interest rate curve.
Benefit (Provision) for Income Tax. For the year ended December 31, 2019, we recognized an income tax benefit of $1.7 million as compared to income tax expense of $23.9 million for the prior year, primarily due to results of operations. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. Our effective tax rate of 20.5% for 2019 was approximately equal to the statutory rate with differences primarily related to loss attributable to noncontrolling interest, tax credits and permanent items.
Net (Loss) Income Attributable to Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests for the years ended December 31, 2019 and 2018 represented the portion of net (loss) income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2019 and 2018 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Year Ended December 31,
	2019	2018
Net revenues
Las Vegas operations	$1,758,760	$1,588,003
Native American management	91,074	87,009
Reportable segment net revenues	1,849,834	1,675,012
Corporate and other	6,700	6,018
Net revenues	$1,856,534	$1,681,030

Net (loss) income	$(6,737)	$219,480
Adjustments
Depreciation and amortization	222,211	180,255
Share-based compensation	16,848	11,289
Write-downs and other charges, net	82,123	34,650
Tax receivable agreement liability adjustment	(97)	(90,638)
Interest expense, net	156,679	143,099
Loss on extinguishment/modification of debt, net	19,939	—
Change in fair value of derivative instruments	19,467	(12,415)
(Benefit) provision for income tax	(1,734)	23,875
Other	316	(633)
Adjusted EBITDA	$509,015	$508,962

Adjusted EBITDA
Las Vegas operations	$454,805	$457,379
Native American management	85,562	80,795
Reportable segment Adjusted EBITDA	540,367	538,174
Corporate and other	(31,352)	(29,212)
Adjusted EBITDA	$509,015	$508,962

The year-over-year changes in Adjusted EBITDA are due to the factors described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including Palms redevelopment and preopening expenses, loss on artist performance agreement terminations at Palms’ nightclub and dayclub, severance, business innovation and technology enhancements), tax receivable agreement liability adjustment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other.
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
Holding Company Financial Information
The indenture governing the 5.00% Senior Notes and the indenture governing the 4.50% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. As discussed below, the primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes and the TRA.
At December 31, 2019, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.2 million and a net deferred tax asset of $113.2 million that are solely assets of the Holding Company, offset by liabilities that are solely the Holding Company’s, consisting of a $25.1 million liability under the TRA and $0.8 million of other net current liabilities. At December 31, 2018, the Holding Company had cash of $0.2 million, an income tax receivable of $0.1 million and a net deferred tax asset of $111.8 million, offset by liabilities that are solely the Holding Company’s, consisting of a $24.9 million liability under the TRA and $0.6 million of other net current liabilities.
For the year ended December 31, 2019, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had net income of $1.7 million which represented its income tax benefit. For 2018, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company incurred a net loss of $62.9 million, which included income of $90.6 million from the TRA liability adjustments, offset by SG&A expenses of $3.9 million and income tax benefit of $23.9 million.
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
At December 31, 2019, we had $128.8 million in cash and cash equivalents, and Station LLC’s borrowing availability under its credit facility, subject to continued compliance with its terms, was $422.5 million, which was net of $440.0 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations. In February 2020, we amended Station LLC’s credit facility to, among other things, (i) increase the borrowing availability under the revolving credit facility by $135.1 million to $1.03 billion, (ii) extend the maturity date for term loans A and B and the revolving credit facility to February 7, 2025, February 7, 2027 and February 7, 2025, respectively, (iii) reduce the interest rates under the term loan B by 25 basis points and (iv) increase the consolidated total leverage ratios by 0.50x, the achievement of which will result in an interest rate step-down for the term loan A and the revolving credit facility.
Our anticipated uses of cash for 2020 include (i) approximately $90.0 million to $110.0 million for maintenance and investment capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness, totaling approximately $20.4 million and $122.8 million, respectively, (iii) dividends to our Class A common stockholders and distributions to noncontrolling interest holders of Station Holdco, including approximately $11.7 million to be paid in March 2020.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2019, such obligations with respect to previously consummated transactions totaled $25.1 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments. See Contractual Obligations for additional information about the estimated amounts and timing of payments under the TRA.
From time to time, we may seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through December 31, 2019, no equity repurchases were made under the program.
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
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$316,632	$346,007
Investing activities	(405,137)	(606,682)
Financing activities	103,162	144,189
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
Net cash provided by operating activities for the year ended December 31, 2019 totaled $316.6 million, compared to $346.0 million for 2018. For 2019, operating cash flows were negatively impacted by write-downs and other charges, net, including Palms redevelopment and preopening, artist performance agreement termination costs at Palms’ nightclub and dayclub, and a $18.7 million increase in cash paid for interest.
Cash Flows from Investing Activities
During 2019 and 2018, we paid $353.3 million and $579.3 million, respectively, for capital expenditures, which were primarily related to various renovation projects, including the redevelopment of Palms that was completed in the third quarter of 2019 and the upgrade and expansion project at Palace Station that was completed in 2018, as well as the purchase of slot machines and related gaming equipment. During 2019 and 2018, we paid $57.4 million and $36.1 million, respectively, for the purchase of land held for development in Las Vegas.
Cash Flows from Financing Activities
During 2019, we incurred net borrowings under the revolving credit facility of $195.0 million, which were primarily used to fund capital expenditures. We also paid $27.9 million in dividends to Class A common shareholders and $18.7 million in cash distributions to the noncontrolling interest holders of Station Holdco. In addition, we purchased our corporate building for $57.0 million, which was previously leased from the third-party seller under a sale-leaseback transaction accounted for as a financing transaction, and settled the associated $37.4 million liability. The $19.6 million difference between the purchase price and the liability extinguished was recognized as a loss on early extinguishment of debt.
During 2018, we incurred net borrowings under the revolving credit facility of $245.0 million, which were primarily used to fund capital expenditures. We also paid $28.9 million to two pre-IPO owners of Station Holdco in exchange for which the owners assigned to us all of their rights under the TRA as described in Note 15 to the Consolidated Financial Statements.
Restrictive Covenants
Certain customary covenants are included in both the credit agreement governing the credit facility and the indentures governing Station LLC’s senior notes that, among other things and subject to certain exceptions, restrict Station LLC’s ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than its core business and related businesses; or issue certain preferred units.
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility and measure as of the end of each quarter. As most recently amended in February 2020, these financial ratio covenants include an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the credit facility, ranging from 6.50 to 1.00 at December 31, 2021 to 5.25 to 1.00 at December 21, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the term loan B facility if the lenders providing the term loan A facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2019, Station LLC’s interest coverage ratio was 4.37 to 1.00 and its consolidated total leverage ratio was 4.96 to 1.00, both as defined in the credit facility. We believe Station LLC was in compliance with all applicable covenants at December 31, 2019.
Off-Balance Sheet Arrangements
At December 31, 2019, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 10 to the Consolidated Financial Statements. At December 31, 2019, we had outstanding letters of credit and similar obligations totaling $33.5 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$33,989	$788,774	$1,665,665	$587,115	$3,075,543
Interest on long-term debt and interest rate swaps (b)	136,930	241,644	88,989	24,305	491,868
Operating leases	4,286	3,205	935	43,141	51,567
Obligation under the tax receivable agreement (c)	—	1,147	2,211	21,706	25,064
Other (d)	31,316	2,779	275	—	34,370
Total contractual obligations	$206,521	$1,037,549	$1,758,075	$676,267	$3,678,412
___________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at December 31, 2019. Additional information about Station LLC’s long-term debt is included in Note 9 to the Consolidated Financial Statements.

(b)
Includes contractual interest payments on fixed and variable rate long-term debt outstanding at December 31, 2019 based on outstanding amounts and interest rates in effect at that date, and projected cash payments on our interest rate swaps.

(c)
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of the taxable income we generate each year and the tax rate then applicable.

(d)	Includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts, equipment purchase obligations and other long-term obligations.
Inflation
We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last several fiscal years.
Native American Development
We have development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 6 to the Consolidated Financial Statements for additional information.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session, and there are no specific legislative proposals to increase gaming taxes. There are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.
Description of Certain Indebtedness
Long-term Debt
A description of our indebtedness is included in Note 9 to the Consolidated Financial Statements.
Derivative Instruments
A description of our derivative and hedging activities and the related accounting is included in Note 10 to the Consolidated Financial Statements.
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
Inherent in the calculation of fair values are various estimates and assumptions, including estimates of future cash flows expected to be generated by an asset or asset group. We base our cash flow estimates on the current regulatory, political and economic climates in the areas where we operate, recent operating information and projections for our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to our properties. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. The most significant assumptions used in determining cash flow estimates include forecasts of future operating results, EBITDA margins, tax rates, capital expenditures, working capital requirements, long-term growth rates and terminal year free cash flows. Cash flow estimates and their impact on fair value are highly sensitive to changes in many of these assumptions. If our ongoing estimates of future cash flows are not met, we may be required to record impairment charges in the future. For the year ended December 31, 2019, we identified certain potential indicators of impairment at the Palms reporting unit level. Based on the undiscounted expected future cash flows, no impairment was recorded.
Property and Equipment. At December 31, 2019, the carrying amount of our property and equipment was approximately $3.1 billion, which represents approximately 74.4% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
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
At December 31, 2019, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our 2019 annual goodwill testing date, the estimated fair values of each of our properties with goodwill exceeded their respective carrying amounts. If the fair value of any of these properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2019, the carrying amount of our indefinite-lived intangible assets totaled approximately $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets. The fair values of certain of our properties’ indefinite-lived intangible assets is highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
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
Income Taxes
We are taxed as a corporation and pay corporate federal, state and local taxes on income allocated to us by Station Holdco. Station Holdco continues to operate as a partnership for federal, state and local tax reporting and holds 100% of the economic interests in Station LLC. The members of Station Holdco are liable for any income taxes resulting from income allocated to them by Station Holdco as a pass-through entity.

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
Each reporting period, we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence. We have determined that a portion of our deferred tax assets do not meet the “more likely than not” threshold required under the accounting standard and as a result, have provided a valuation allowance on our net deferred tax assets.
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
We will recognize interest and penalties related to income taxes, if any, within the provision for income taxes. We have incurred no interest or penalties related to income taxes in any of the periods presented.
Tax Receivable Agreement with Related Parties
In connection with the IPO, we entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires us to make payments to such holders for 85% of the tax benefits we realize by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. At December 31, 2019, our liability under the TRA with respect to previously consummated transactions was $25.1 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial.
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
LIBOR is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our credit facility is, at our option, either LIBOR plus a margin or a base rate plus a margin. The credit facility permits the administrative agent to approve a comparable successor base rate in the event that LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurance regarding the impact of the discontinuation of LIBOR.
At December 31, 2019, $2.5 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 1.75% to 2.50%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our credit facility ranged from 0.75% to 2.50%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2019. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2019, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $10.8 million, after giving effect to our interest rate swaps. After giving effect to the February 2020 financing transactions, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $3.5 million, after giving effect to our interest rate swaps.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. At December 31, 2019, our interest rate swaps had a combined notional amount of $1.4 billion and a weighted-average fixed pay rate of 1.73%. This rate will increase to 1.94% over the exposure period ending in July 2021.
Certain of our interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Although we no longer apply hedge accounting to these interest rate swaps, they continue to meet our risk management objectives by achieving fixed cash flows attributable to interest payments on the debt principal being hedged. See Note 10 to the Consolidated Financial Statements for detailed information about our interest rate swaps. We do not use derivative financial instruments for trading or speculative purposes.
Interest rate movements affect the fair value of our interest rate swaps. The fair values of our interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods and changes in the fair values of our interest rate swaps are recognized in our Consolidated Statements of Operations in the period of change. In addition, we are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at December 31, 2019.
Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2019 (dollars in millions):

	Expected maturity date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$1.6	$1.1	$1.1	$1.1	$1.2	$587.1	$593.2	$595.3
Weighted-average interest rate	4.53%	3.80%	3.80%	3.80%	3.80%	4.92%

Variable rate (a)	$32.4	$169.7	$616.8	$1,663.4	$—	$—	$2,482.3	$2,513.8
Weighted-average interest rate	4.00%	4.24%	3.69%	4.23%	—%	—%
____________________________________

(a)	Based on variable interest rates and margins in effect at December 31, 2019.

Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates at December 31, 2019, after giving effect to our February 2020 financing transactions (dollars in millions):

	Expected maturity date
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate	$1.6	$1.1	$1.1	$1.1	$1.2	$1,337.2	$1,343.3
Weighted-average interest rate	4.52%	3.80%	3.80%	3.80%	3.80%	4.69%

Variable rate (a)	$18.8	$164.8	$132.6	$21.2	$25.1	$1,389.7	$1,752.2
Weighted-average interest rate	3.86%	4.02%	4.01%	3.83%	3.86%	4.00%
____________________________________

(a)	Based on variable interest rates and margins in effect at December 31, 2019.
Following is information about the combined notional amount and weighted-average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the combined net asset at December 31, 2019 (dollars in millions):

	Expected maturity date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value (c)
Interest rate swaps:
Notional amount	$156.2	$1,250.0	$—	$—	$—	$—	$1,406.2	$5.7
Fixed interest rate payable (a)	1.83%	1.94%	—%	—%	—%	—%
Variable interest rate receivable (b)	1.72%	1.72%	—%	—%	—%	—%
____________________________________

(a)	Represents the weighted-average fixed interest rate payable on our interest rate swaps.

(b)	Represents the variable receive rate in effect at December 31, 2019.

(c)	Liability excludes accrued interest.
Additional information about our long-term debt and interest rate swaps is included in Notes 9 and 10 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Property and Equipment
Description of the Matter
At December 31, 2019, the Company’s property and equipment, included in long-lived assets, totaled $3 billion. As discussed in Note 2, the Company performs a review of the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The impairment recognized is the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. If there are indicators of impairment identified, management prepares future undiscounted cash flow estimates to determine if the Company’s long-lived assets are impaired. No single indicator would necessarily result in management preparing an undiscounted cash flow estimate. Management uses judgment to determine if the severity of any single indicator or the combination of multiple indicators of less severity results in an indication that long-lived assets require an undiscounted cash flow estimate to determine if an impairment has occurred. At December 31, 2019, management identified an indicator of impairment related to the Palms reporting unit which required management to perform an undiscounted cash flow estimate to determine whether an impairment occurred in property and equipment for Palms. No indicators of impairment for any other reporting units were identified.
Auditing the Company’s impairment assessment was challenging, as the assumptions used by management in the determination of whether impairment indicators exist, are highly subjective and judgmental. These specific assumptions are comprised of market conditions, including industry and economic trends, changes in regulations, consumer preferences, travel and changes to the Company’s operations specific to property and equipment. Changes to management’s methodology of evaluating these assumptions could have a material effect on management’s determination of whether the assets need to be tested for recoverability as of a reporting date. Additionally, auditing the Company’s estimation around the undiscounted cash flows involved a high degree of judgment over the Company’s assumptions such as EBITDA growth and exit multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s review of impairment indicators over property and equipment and undiscounted cash flow analysis. For example, we tested controls over management’s assessment, including the identification of indicators of impairment and the data and assumptions used in management’s impairment assessment.
To test the Company’s evaluation of indicators of impairment for property and equipment, our audit procedures included, among others, assessing the methodologies and testing the completeness and accuracy of the Company’s analysis of events or changes in circumstances. As part of our evaluation, we considered market conditions, including industry and economic trends, changes in regulations, consumer preferences, travel and changes to the Company’s operations, in assessing whether an indicator of impairments exists. To test the Company’s undiscounted cash flow analysis for the Palms reporting unit, we compared projected amounts to historical results, including sensitivity analyses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 21, 2020

RED ROCK RESORTS, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$128,835	$114,607
Restricted cash	4,080	3,651
Receivables, net	56,683	51,356
Inventories	17,765	14,910
Prepaid gaming tax	24,424	23,422
Prepaid expenses and other current assets	17,641	34,417
Assets held for sale	32,202	19,602
Total current assets	281,630	261,965
Property and equipment, net	3,061,762	3,012,405
Goodwill	195,676	195,676
Intangible assets, net	108,506	117,220
Land held for development	238,440	193,686
Investments in joint ventures	8,867	8,903
Native American development costs	18,749	17,970
Deferred tax asset, net	113,185	111,833
Other assets, net	87,372	89,868
Total assets	$4,114,187	$4,009,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,970	$25,896
Accrued interest payable	7,477	7,418
Other accrued liabilities	200,560	266,474
Current portion of long-term debt	33,989	33,894
Total current liabilities	275,996	333,682
Long-term debt, less current portion	2,999,302	2,821,465
Other long-term liabilities	31,228	12,436
Payable pursuant to tax receivable agreement	25,064	24,948
Total liabilities	3,331,590	3,192,531
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 70,465,422 and 69,662,590 shares issued and outstanding at December 31, 2019 and 2018, respectively	705	697
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,827,370 and 46,884,413 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	376,229	361,970
Retained earnings	124,423	155,869
Accumulated other comprehensive (loss) income	(641)	1,083
Total Red Rock Resorts, Inc. stockholders’ equity	500,717	519,620
Noncontrolling interest	281,880	297,375
Total stockholders’ equity	782,597	816,995
Total liabilities and stockholders’ equity	$4,114,187	$4,009,526

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Operating revenues:
Casino	$984,253	$940,483	$886,206
Food and beverage	481,558	381,197	365,448
Room	192,305	170,824	179,041
Other	106,773	100,912	92,967
Management fees	91,645	87,614	118,477
Net revenues	1,856,534	1,681,030	1,642,139
Operating costs and expenses:
Casino	351,043	326,980	311,086
Food and beverage	465,505	340,212	326,069
Room	81,064	78,440	81,768
Other	52,329	48,431	40,332
Selling, general and administrative	416,355	390,492	380,930
Depreciation and amortization	222,211	180,255	178,217
Write-downs and other charges, net	82,123	34,650	29,584
Tax receivable agreement liability adjustment	(97)	(90,638)	(139,300)
Related party lease termination	—	—	100,343
Asset impairment	—	—	1,829
	1,670,533	1,308,822	1,310,858
Operating income	186,001	372,208	331,281
Earnings from joint ventures	1,928	2,185	1,632
Operating income and earnings from joint ventures	187,929	374,393	332,913
Other (expense) income:
Interest expense, net	(156,679)	(143,099)	(131,442)
Loss on extinguishment/modification of debt, net	(19,939)	—	(16,907)
Change in fair value of derivative instruments	(19,467)	12,415	14,112
Other	(315)	(354)	(357)
	(196,400)	(131,038)	(134,594)
(Loss) income before income tax	(8,471)	243,355	198,319
Benefit (provision) for income tax	1,734	(23,875)	(134,786)
Net (loss) income	(6,737)	219,480	63,533
Less: net (loss) income attributable to noncontrolling interests	(3,386)	61,939	28,110
Net (loss) income attributable to Red Rock Resorts, Inc.	$(3,351)	$157,541	$35,423

(Loss) earnings per common share (Note 18):
(Loss) earnings per share of Class A common stock, basic	$(0.05)	$2.28	$0.53
(Loss) earnings per share of Class A common stock, diluted	$(0.05)	$1.77	$0.42

Weighted-average common shares outstanding:
Basic	69,565	69,115	67,397
Diluted	69,565	116,859	115,930

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(6,737)	$219,480	$63,533
Other comprehensive loss, net of tax:
Loss on interest rate swaps:
Unrealized loss arising during period	—	—	(1,025)
Reclassification into income	(2,600)	(2,442)	658
Loss on interest rate swaps recognized in other comprehensive loss	(2,600)	(2,442)	(367)
Loss on available-for-sale securities:
Unrealized gain arising during period	—	—	8
Reclassification into income	—	—	(120)
Loss on available-for-sale securities recognized in other comprehensive loss	—	—	(112)
Minimum pension liability adjustment, net	(486)	(310)	(165)
Other comprehensive loss, net of tax	(3,086)	(2,752)	(644)
Comprehensive (loss) income	(9,823)	216,728	62,889
Less: comprehensive (loss) income attributable to noncontrolling interests	(4,743)	60,610	27,649
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(5,080)	$156,118	$35,240

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2016	65,893	$659	49,956	$1	$325,962	$17,772	$2,458	$280,746	$627,598
Net income	—	—	—	—	—	35,423	—	28,110	63,533
Other comprehensive loss, net of tax	—	—	—	—	—	—	(183)	(461)	(644)
Share-based compensation	—	—	—	—	8,000	—	—	—	8,000
Distributions	—	—	—	—	—	—	—	(38,290)	(38,290)
Dividends declared	—	—	—	—	—	(27,057)	—	—	(27,057)
Issuance of restricted stock awards, net of forfeitures	188	2	—	—	(2)	—	—	—	—
Repurchases of Class A common stock	(3)	—	—	—	(93)	—	—	—	(93)
Stock option exercises	128	1	—	—	2,500	—	—	—	2,501
Exchanges of noncontrolling interests for Class A common stock	2,692	27	(2,692)	—	14,510	—	228	(14,765)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(22,761)	—	—	—	(22,761)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	24,291	—	—	—	24,291
Tax effects resulting from stock option exercises	—	—	—	—	(882)	—	—	—	(882)
Acquisition of subsidiary noncontrolling interests	—	—	—	—	2,850	—	—	(7,334)	(4,484)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,945)	—	(30)	4,975	—
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	157,541	—	61,939	219,480
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,423)	(1,329)	(2,752)
Share-based compensation	—	—	—	—	11,343	—	—	—	11,343
Distributions	—	—	—	—	—	—	—	(19,940)	(19,940)
Dividends declared	—	—	—	—	—	(27,810)	—	—	(27,810)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued) (amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Issuance of restricted stock awards, net of forfeitures	122	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	273	3	—	—	5,378	—	—	—	5,381
Exchanges of noncontrolling interests for Class A common stock	380	4	(380)	—	2,149	—	21	(2,174)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,528)	—	—	—	(2,528)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,675	—	—	—	2,675
Tax effects resulting from stock option exercises	—	—	—	—	(259)	—	—	—	(259)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(5,910)	—	12	5,898	—
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net loss	—	—	—	—	—	(3,351)	—	(3,386)	(6,737)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,729)	(1,357)	(3,086)
Share-based compensation	—	—	—	—	16,816	—	—	—	16,816
Distributions	—	—	—	—	—	—	—	(18,743)	(18,743)
Dividends declared	—	—	—	—	—	(28,095)	—	—	(28,095)
Issuance of restricted stock awards, net of forfeitures	426	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(15)	—	—	—	(376)	—	—	—	(376)
Stock option exercises	334	3	—	—	6,704	—	—	—	6,707
Exchanges of noncontrolling interests for Class A common stock	57	1	(57)	—	368	—	1	(370)	—

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued) (amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(213)	—	—	—	(213)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	104	—	—	—	104
Tax effects resulting from stock option exercises	—	—	—	—	(775)	—	—	—	(775)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(8,365)	—	4	8,361	—
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(6,737)	$219,480	$63,533
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	222,211	180,255	178,217
Change in fair value of derivative instruments	19,467	(12,415)	(14,112)
Reclassification of unrealized (gain) loss on derivative instruments into income	(2,843)	(2,929)	1,176
Write-downs and other charges, net	7,291	3,519	19,783
Tax receivable agreement liability adjustment	(97)	(90,638)	(139,300)
Asset impairment	—	—	1,829
Amortization of debt discount and debt issuance costs	16,421	16,149	17,206
Share-based compensation	16,848	11,289	7,922
Earnings from joint ventures	(1,928)	(2,185)	(1,632)
Distributions from joint ventures	1,498	2,033	961
Loss on extinguishment/modification of debt, net	19,939	—	16,907
Deferred income tax	(1,735)	23,860	136,156
Changes in assets and liabilities:
Receivables, net	(1,072)	(2,054)	(4,610)
Inventories and prepaid expenses	(397)	(17,749)	(6,999)
Accounts payable	9,686	2,677	(1,184)
Accrued interest payable	59	(3,193)	(5,148)
Income tax payable/receivable, net	—	191	7,790
Other accrued liabilities	16,314	13,619	6,644
Other, net	1,707	4,098	4,821
Net cash provided by operating activities	316,632	346,007	289,960
Cash flows from investing activities:
Capital expenditures, net of related payables	(353,269)	(579,287)	(248,427)
Acquisition of land held for development	(57,354)	(36,106)	—
Acquisition of land from related party	—	—	(23,440)
Proceeds from asset sales	938	4,702	1,045
Distributions in excess of earnings from joint ventures	450	1,359	1,038
Native American development costs	(804)	(702)	(2,469)
Net settlement of derivative instruments	11,023	9,842	585
Other, net	(6,121)	(6,490)	(9,985)
Net cash used in investing activities	(405,137)	(606,682)	(281,653)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	690,000	440,000	805,592
Payments under credit agreements with original maturity dates greater than three months	(527,449)	(222,743)	(635,874)
Proceeds from issuance of 5.00% Senior Notes	—	—	550,000
Redemption of 7.50% Senior Notes	—	—	(500,000)
Cash paid for early extinguishment of debt	(19,636)	—	(18,776)
Proceeds from exercise of stock options	6,707	5,381	2,501
Distributions to members and noncontrolling interests	(18,743)	(19,940)	(38,290)
Dividends paid	(27,899)	(27,698)	(26,980)
Payment of debt issuance costs	(3,619)	—	(31,419)
Borrowings on other debt	42,643	—	—
Payments on other debt	(38,167)	(823)	(5,180)
Payments on tax receivable agreement liability	—	(28,865)	—
Acquisition of subsidiary noncontrolling interests	—	—	(4,484)
Other, net	(675)	(1,123)	(6,806)
Net cash provided by financing activities	103,162	144,189	90,284
Increase (decrease) in cash, cash equivalents and restricted cash	14,657	(116,486)	98,591
Balance, beginning of year	118,258	234,744	136,153
Balance, end of year	$132,915	$118,258	$234,744

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$128,835	$114,607	$231,465
Restricted cash	4,080	3,651	3,279
Balance, end of year	$132,915	$118,258	$234,744

Supplemental cash flow disclosures:
Cash paid for interest, net of $2,777, $8,048 and $1,110 capitalized, respectively	$143,134	$124,419	$118,519
Income tax refunds received	$64	$176	$9,160
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$30,626	$112,668	$39,673

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in September 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages a casino in northern California on behalf of a Native American tribe. Station LLC managed a casino in Michigan on behalf of another Native American tribe through February 2018. The Company owns all of the outstanding voting interests in Station LLC and has an indirect interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC.
At December 31, 2019, the Company held 60.1% of the economic interests and 100% of the voting power in Station Holdco, as well as 100% of the voting interest in Station LLC, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
2.         Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Station Holdco and Station LLC are variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC and conducts all of its operations through these entities. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements. Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Station Holdco and Station LLC, other than assets and liabilities related to income taxes and the tax receivable agreement (“TRA”). Investments in all 50% or less owned affiliated companies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.
Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation.
Noncontrolling Interest in Station Holdco
Noncontrolling interest in Station Holdco represents the LLC Units held by certain owners who held such units prior to the Company’s 2016 initial public offering (the “IPO” and such owners, the “Continuing Owners”). Noncontrolling interest is reduced when Continuing Owners exchange their LLC Units, along with an equal number of shares of Class B common stock, for shares of Class A common stock. See Note 12 for additional information.
The ownership of the LLC Units is summarized as follows:

	December 31, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
Red Rock	70,465,422	60.1%	69,662,590	59.8%
Noncontrolling interest holders	46,827,370	39.9%	46,884,413	40.2%
Total	117,292,792	100.0%	116,547,003	100.0%

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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2019 and 2018, the allowance for doubtful accounts was $4.9 million and $2.3 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of their carrying amount or fair value less cost to sell. At December 31, 2019 and 2018, assets held for sale represented certain undeveloped land in Las Vegas and Reno.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes which are reimbursable by such tribes. These costs are capitalized as long-term assets as incurred, and primarily include costs associated with the acquisition and related development of land and the casino facilities. The assets are typically transferred to the tribe when the tribe secures third-party financing or the gaming facility is completed. Upon transfer of the assets to the tribe, any remaining carrying amount that has not yet been recovered from the tribe is reclassified to a long-term receivable.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Impairment of Long-Lived Assets
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. The fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company’s long-lived asset impairment tests are performed at the reporting unit level. For the year ended December 31, 2019, the Company identified certain potential indicators of impairment at the Palms reporting unit level. Based on the undiscounted expected future cash flows, no impairment was recorded.
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
Derivative Instruments
The Company uses interest rate swaps to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2019 and 2018, none of the Company’s interest rate swaps were designated in cash flow hedging relationships. In accordance with the accounting guidance for derivatives and hedging activities, the Company records all derivatives on the balance sheet at fair value. The fair values of the Company’s derivatives are determined using widely

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty.
As the Company’s derivative instruments are not designated in hedging relationships, the changes in fair value are recognized within the Consolidated Statements of Operations in the period in which the change occurs, and the cash flows for these instruments are classified within investing activities in the Consolidated Statements of Cash Flows. Certain of the Company’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, cumulative deferred net gains previously recognized in accumulated other comprehensive (loss) income associated with these interest rate swaps are being amortized as a reduction of interest expense through July 2020 as the previously hedged interest payments occur.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and other comprehensive loss, which includes all other non-owner changes in equity. Components of the Company’s comprehensive (loss) income are reported in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Stockholders’ Equity, and accumulated other comprehensive (loss) income is included in stockholders’ equity on the Consolidated Balance Sheets.
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
The Company accounts for its gaming and non-gaming contracts on a portfolio basis. This practical expedient is applied because individual customer contracts have similar characteristics, and the Company reasonably expects the effects on the financial statements of applying its revenue recognition policy to the portfolio would not differ materially from applying its policy to the individual contracts.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided to the guest. Guests may also earn loyalty points from non-gaming purchases or receive discretionary complimentaries that require the transaction price to be allocated to each performance obligation on a relative standalone selling price basis.
Non-gaming revenues also include the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $228.7 million, $206.5 million and $185.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in Casino costs and expenses in the Consolidated Statements of Operations. Gaming tax expense was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Gaming tax expense	$78,427	$74,501	$69,429

Share-based Compensation
The Company measures its share-based compensation cost at the grant date based on the fair value of the award, and recognizes the cost over the requisite service period. The fair value of stock options is estimated at the grant date using the

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expense was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Advertising expense	$31,678	$24,302	$22,094

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
Each reporting period, the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence.
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
Tax Receivable Agreement with Related Parties
In connection with the IPO, the Company entered into the TRA with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such parties for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. When an exchange transaction occurs, the Company initially recognizes the related TRA liability through a charge to equity, and any subsequent adjustments to the liability are recorded through the statements of operations.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued and Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for measurement of credit losses on financial instruments. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective transition method with a cumulative-effect adjustment to retained earnings is required to be applied at the date of adoption. The Company will adopt this guidance in the first quarter of 2020 and the adoption will not have a material impact on its financial position or results of operations.
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
The Company adopted the new lease accounting standard on January 1, 2019 using the modified retrospective transition method and elected not to retrospectively adjust its results of operations or balance sheets for comparative periods presented. The Company elected to use the package of practical expedients in its transition and accordingly, did not reassess its

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply the use-of-hindsight practical expedient. For leases under which the Company is the lessor, the Company elected not to separate non-lease components from lease components. Upon adoption, the Company recognized operating lease right-of-use assets and operating lease liabilities of $17.3 million. In addition, prepaid rent, deferred rent and below market lease liability balances related to operating leases at December 31, 2018 were reclassified to right-of-use assets upon adoption. The Company recognized no cumulative-effect adjustment to retained earnings upon adoption of the new standard, and the adoption did not have a material impact on the Company’s statements of operations or cash flows. See Note 19 for additional information.
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2019	2018
Land	$271,603	$270,059
Buildings and improvements	2,990,259	2,663,004
Furniture, fixtures and equipment	801,868	686,863
Construction in progress	28,120	240,197
	4,091,850	3,860,123
Accumulated depreciation	(1,030,088)	(847,718)
Property and equipment, net	$3,061,762	$3,012,405

Construction in progress at December 31, 2018 included $218.2 million related to the redevelopment of Palms, all of which was placed into service as of December 31, 2019.
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation expense	$213,642	$169,656	$158,327

At December 31, 2019 and 2018, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2019 and 2018. The Company’s goodwill is primarily related to the Las Vegas operations segment.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2019
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(13,152)	10,448
Management contracts	7 - 20	47,000	(38,780)	8,220
Condominium rental contracts	20	9,000	(1,463)	7,537
Trademarks	15	6,000	(1,300)	4,700
Beneficial leases	6	237	(136)	101
Intangible assets		163,337	(54,831)	108,506
Liabilities
Below market lease	15	2,195	(470)	1,725
Net intangibles		$161,142	$(54,361)	$106,781

	December 31, 2018
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(11,579)	12,021
Management contracts	7 - 20	47,000	(32,532)	14,468
Condominium rental contracts	20	9,000	(1,012)	7,988
Trademarks	15	6,000	(900)	5,100
Beneficial leases	6	237	(94)	143
Intangible assets		163,337	(46,117)	117,220
Liabilities
Below market leases	15 - 72	4,145	(371)	3,774
Net intangibles		$159,192	$(45,746)	$113,446

Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$8,569	$10,599	$19,890

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2020	$7,545
2021	2,426
2022	2,401
2023	2,384
2024	2,384

5.    Land Held for Development
At December 31, 2019, the Company owned approximately 323 acres of land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other uses. In July 2019, the Company paid $57.4 million to purchase 20 acres of land in Las Vegas that was previously leased from the third-party seller under a long-term operating lease.
6.    Native American Development
North Fork Rancheria of Mono Indians
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through December 31, 2019, the Company has paid approximately $33.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2019, the carrying amount of the advances was $18.7 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at December 31, 2019. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s evaluation at December 31, 2019 of each of the critical milestones necessary to complete the North Fork Project.

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
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. The Ninth Circuit heard oral argument on February 11, 2020.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Management Agreements
The Federated Indians of Graton Rancheria
The Company manages Graton Resort & Casino (“Graton Resort”), which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”). Graton Resort is located approximately 43 miles north of downtown San Francisco. The management agreement for Graton Resort will expire in November 2020. The Company received a management fee of 24% of Graton Resort’s net income (as defined in the management agreement) in years 1 through 4 of the agreement, and is entitled to receive 27% of Graton Resort’s net income in years 5 through 7. Excluding reimbursable expenses, management fees from Graton Resort totaled $85.6 million, $77.5 million and $65.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to pay certain amounts that may be due to the Company, such as any unpaid management fees. Certain amounts due to the Company under the management and development agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The management and development agreements contain waivers of the Graton Tribe’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
Gun Lake Casino
The Company held a 50% interest in MPM Enterprises, LLC (“MPM”), a consolidated VIE, which managed Gun Lake Casino (“Gun Lake”) in Michigan, under a seven-year management agreement that expired in February 2018. Excluding reimbursable expenses, MPM’s management fee revenue from Gun Lake included in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 totaled $4.3 million and $46.1 million, respectively.
Reimbursable Costs
Management fee revenue includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursable costs totaled $5.5 million, $5.2 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
8.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2019	2018
Contract and customer-related liabilities:
Rewards Program liability	$21,392	$20,654
Advance deposits and future wagers	22,185	18,624
Unpaid wagers, outstanding chips and other customer-related liabilities	19,722	19,640
Other accrued liabilities:
Accrued payroll and related	57,438	55,448
Accrued gaming and related	27,490	22,221
Construction payables and equipment purchase accruals	27,462	108,855
Operating lease liabilities, current portion	3,646	—
Other	21,225	21,032
	$200,560	$266,474

Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program point liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are a result of normal operating activities. The Company had no material contract assets at December 31, 2019 and 2018, respectively.
9.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2019	2018
Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (4.30% and 5.03% at December 31, 2019 and 2018, respectively), net of unamortized discount and deferred issuance costs of $33.7 million and $43.3 million at December 31, 2019 and 2018, respectively	$1,766,757	$1,775,951
Term Loan A Facility, due March 8, 2023, interest at a margin above LIBOR or base rate (3.55% at December 31, 2019), net of unamortized discount and deferred issuance costs of $2.5 million at December 31, 2019	186,394	—
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.80% and 4.53% at December 31, 2019 and 2018, respectively), net of unamortized discount and deferred issuance costs of $0.6 million and $4.0 million at December 31, 2019 and 2018, respectively	52,289	251,448
Revolving Credit Facility, due March 8, 2023, interest at a margin above LIBOR or base rate (3.54% weighted average at December 31, 2019)	440,000	—
Revolving Credit Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (4.54% weighted average at December 31, 2018)	—	245,000
5.00% Senior Notes, due October 1, 2025, net of deferred issuance costs of $5.0 million and $5.7 million at December 31, 2019 and 2018, respectively	545,011	544,286
Other long-term debt, weighted-average interest of 3.83% and 6.69% at December 31, 2019 and 2018, respectively, net of unamortized discount and deferred issuance costs of $0.4 million at December 31, 2019	42,840	38,674
Total long-term debt	3,033,291	2,855,359
Current portion of long-term debt	(33,989)	(33,894)
Long-term debt, net	$2,999,302	$2,821,465
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.50% or base rate plus 1.50%. The Term Loan A Facility and the Revolving Credit Facility each have two tranches with different maturity dates and interest rate spreads. Amounts outstanding under the Term Loan A Facility and the Revolving Credit Facility bear interest at either LIBOR or base rate, at Station LLC’s option, plus a spread that is dependent on Station LLC’s consolidated total leverage ratio as shown below:

Consolidated Total Leverage Ratio	Revolving Credit Facility and Term Loan A Facility due March 8, 2023		Revolving Credit Facility and Term Loan A Facility due June 8, 2022

	LIBOR	Base Rate	LIBOR	Base Rate
Greater than 3.50 to 1.00	1.75%	0.75%	2.00%	1.00%
Less than or equal to 3.50 to 1.00	1.50%	0.50%	1.75%	0.75%
Station LLC is required to make quarterly principal payments of $4.7 million on the Term Loan B Facility and $3.4 million on the Term Loan A Facility on the last day of each quarter. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment in 2020.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter. At December 31, 2019, these financial ratio covenants included an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from 6.50 to 1.00 at December 31, 2019 to 5.25 to 1.00 at December 31, 2021 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2019, the Company believes it was in compliance with all applicable covenants as defined in the Credit Facility.
At December 31, 2019, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $422.5 million, which was net of $440.0 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Credit Facility Amendments
On February 8, 2019, Station LLC amended the Credit Facility to, among other things, (i) increase the borrowing availability under the Revolving Credit Facility by $115.0 million to $896.0 million and (ii) for consenting lenders under the Term Loan A Facility and the Revolving Credit Facility, extend the maturity date for their portion of such facilities by an additional year and reduce the interest rate thereunder by 25 basis points. The Company evaluated the Credit Facility amendment on a lender by lender basis and accounted for the amendment as a debt modification. The Company incurred approximately $3.3 million in costs associated with the transaction, primarily representing lender fees that were deferred. Of that amount, third-party fees of $0.3 million associated with the modified Term Loan A Facility were recognized as Loss on extinguishment/modification of debt, net in the Consolidated Statements of Operations.
On February 7, 2020, the Company amended the Credit Facility to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the Revolving Credit Facility to February 7, 2025 and extend the maturity date under the Term Loan B Facility to February 7, 2027; (b) increase the outstanding borrowing availability under the Revolving Credit Facility to approximately $1.03 billion; (c) (i) reduce the applicable margin under the Term Loan B Facility to 2.25%, (ii) reduce the LIBOR “floor” under the Term Loan B Facility to 0.25% and (iii) provide for benchmark replacement mechanics in respect of the discontinuation of LIBOR; (d) increase the consolidated total leverage ratios at which the applicable margin under the Term Loan A Facility and the Revolving Credit Facility step-down to 4.00 to 1.00; (e) set the consolidated total leverage ratios for the Term Loan B Facility excess cash flow prepayment percentage step-down to 5.00 to 1.00 for the reduction to 25% and to 4.50 to 1.00 for the reduction to 0%; (f) adjust the application, availability, calculation and sizing of certain covenants; and (g) modify the requirement that the Company maintain a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 through the fiscal quarter ending December 31, 2021, which incrementally reduces to 5.25 to 1.00 for the fiscal quarter ending December 21, 2023 and each fiscal quarter thereafter.
5.00% Senior Notes
In September 2017, Station LLC issued $550.0 million in aggregate principal amount of 5.00% Senior Notes due October 1, 2025 at par. Interest on the 5.00% Senior Notes is paid every six months in arrears on April 1 and October 1.
The 5.00% Senior Notes and the guarantees of such notes by certain of Station LLC’s subsidiaries are general senior unsecured obligations.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
4.50% Senior Notes
On February 7, 2020, Station LLC issued $750 million in aggregate principal amount of 4.50% Senior Notes due 2028 pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. The net proceeds of the sale of the 4.50% Senior Notes were used (i) to repay a portion of the amounts outstanding under the Credit Facility, (ii) to pay fees and costs associated with the offering and (iii) for general corporate purposes. Interest on the 4.50% Senior Notes is paid every six months in arrears on February 15 and August 15, commencing on August 15, 2020.
The indenture governing the 4.50% Senior Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 4.50% Senior Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or make investments or pay distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture governing the 4.50% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 4.50% Senior Notes to be declared due and payable.
Corporate Office Building Financing
In October 2019, the Company paid $57.0 million to purchase its corporate office building, which was previously leased from the third-party seller under a sale-leaseback arrangement accounted for as a financing transaction. Accordingly, the related financing obligation, which had a carrying amount of $37.4 million, was extinguished and the Company recognized a $19.6 million loss on debt extinguishment representing the difference between the purchase price and the carrying amount of the financing obligation.
On December 19, 2019, a 100%-owned unrestricted subsidiary of Station LLC entered into a $42.8 million term loan agreement with a bank, the proceeds of which were used to repay a portion of the outstanding balance under the Revolving Credit Facility. The term loan is secured by the Company’s corporate office building and is not guaranteed by Station LLC or its restricted subsidiaries under the Credit Facility. The term loan bears interest at a fixed rate of 3.80% per annum and matures in December 2025. Principal and interest payments of $0.2 million are payable on a monthly basis until the maturity date, at which time the remaining principal amount will become due.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal Maturities
As of December 31, 2019, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2020	$33,989
2021	170,830
2022	617,944
2023	1,664,453
2024	1,212
Thereafter	587,115
3,075,543
Debt discounts and issuance costs	(42,252)
$3,033,291

10.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At December 31, 2019, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.73%, which will increase to 1.94% over the exposure period. At December 31, 2019, Station LLC’s interest rate swaps had a combined notional amount of $1.4 billion and effectively converted $1.4 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.22%.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At December 31, 2019, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $5.8 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Consolidated Balance Sheets, are presented below (amounts in thousands):

	December 31,
	2019	2018
Interest rate swaps not designated in hedge accounting relationships:
Prepaid expenses and other current assets	$—	$8,334
Other assets, net	—	15,611
Other accrued liabilities	440	—
Other long-term liabilities	5,227	—

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about pretax gains and losses on derivative financial instruments is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of (Loss) Gain on Derivatives Recognized in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		Year Ended December 31,
		2019	2018	2017
Interest rate swaps	Change in fair value of derivative instruments	$(19,467)	$12,415	$14,110

Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, cumulative deferred net gains previously recognized in accumulated other comprehensive (loss) income associated with these interest rate swaps are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments occur. At December 31, 2019, accumulated other comprehensive (loss) income included $1.4 million in deferred net gains, which is expected to be reclassified into earnings during the next twelve months.
Prior to the dedesignation, the gain or loss on the effective portion of changes in fair values of interest rate swaps was recorded as a component of other comprehensive loss until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive (loss) income were reclassified as an adjustment to interest expense. The Company recognized the gain or loss on any ineffective portion of the derivatives’ change in fair value in the period in which the change occurred as a component of Change in fair value of derivative instruments in the Consolidated Statements of Operations.
Information about pretax gains and losses on derivative financial instruments that were designated in cash flow hedging relationships and their location within the consolidated financial statements is presented below (amounts in thousands):

Derivatives Designated in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2019	2018	2017		2019	2018	2017
Interest rate swaps	$—	$—	$(1,875)	Interest expense, net	$2,843	$2,929	$(1,176)

11.    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swaps	$5,667	$—	$5,667	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$23,945	$—	$23,945	$—

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
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2019	2018
Aggregate fair value	$3,109	$2,766
Aggregate carrying amount	3,033	2,855

The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
12.    Stockholders’ Equity
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
During each of the years ended December 31, 2019 and 2018, the Company declared and paid cash dividends of $0.40 per share to Class A common shareholders. In January 2020, the board of directors declared a dividend of $0.10 per share of Class A common stock to holders of record as of March 13, 2020 to be paid on March 27, 2020. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.10 per unit, a portion of which will be paid to its noncontrolling interest holders.
The existing debt agreements of Station LLC, including those governing the Credit Facility, contain restrictive covenants that limit its ability to make cash distributions. Because the only asset of Station Holdco is its interest in Station LLC, the limitations on such distributions will effectively limit the ability of Station Holdco to make distributions to Red Rock, and

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Because the Company must pay taxes and make payments under the TRA, amounts ultimately distributed as dividends to holders of Class A common stock may be less than the amounts distributed by Station Holdco to its members on a per LLC Unit basis.
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
Equity Repurchase Program
In February 2019, the Company’s board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. The Company made no repurchases of Class A common stock pursuant to the repurchase program during the year ended December 31, 2019.
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
Each share of Class B common stock is entitled to only one vote automatically upon it being held by a holder that, together with its affiliates, did not own at least 30% of the outstanding LLC Units immediately following the IPO or owns less than 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock). Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or for cash, at the Company’s election. Accordingly, as members of Station Holdco exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Holders of Class B common stock exchanged 0.1 million, 0.4 million and 2.7 million shares of such stock, along with an equal number of LLC Units, for an equal number of shares of Class A common stock during the years ended December 31, 2019, 2018 and 2017, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accumulated Other Comprehensive (Loss) Income
The following table presents changes in accumulated other comprehensive (loss) income balances, net of tax and noncontrolling interest (amounts in thousands):

	Unrealized gain (loss) on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2017	$2,510	$(37)	$2,473
Unrealized loss arising during the period	—	(159)	(159)
Amounts reclassified from accumulated other comprehensive income (loss) into income	(1,264)	—	(1,264)
Net current-period other comprehensive loss	(1,264)	(159)	(1,423)
Exchanges of noncontrolling interests for Class A common stock	21	—	21
Rebalancing	12	—	12
Balances, December 31, 2018	1,279	(196)	1,083
Unrealized loss arising during the period	—	(271)	(271)
Amounts reclassified from accumulated other comprehensive loss into income	(1,458)	—	(1,458)
Net current-period other comprehensive loss	(1,458)	(271)	(1,729)
Exchanges of noncontrolling interests for Class A common stock	1	—	1
Rebalancing	4	—	4
Balances, December 31, 2019	$(174)	$(467)	$(641)

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and changes in its ownership of Station Holdco (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Net (loss) income attributable to Red Rock Resorts, Inc.	$(3,351)	$157,541	$35,423
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	370	2,174	14,765
Acquisition of subsidiary noncontrolling interests	—	—	2,850
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(8,361)	(5,898)	(4,975)
Net transfers (to) from noncontrolling interests	(7,991)	(3,724)	12,640
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$(11,342)	$153,817	$48,063

13.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the Compensation Committee or other designated committee of the board of directors (the “Committee”). The plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.3 million shares were available to be issued at December 31, 2019.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2019	5,166,565	$25.60
Granted	3,998,083	25.99
Exercised	(386,634)	20.87
Forfeited or expired	(1,381,507)	27.26
Outstanding at December 31, 2019	7,396,507	$25.79	5.3	$8,618
Unvested instruments expected to vest	6,296,411	$26.57	5.5	$5,559
Exercisable at December 31, 2019	1,100,096	$21.31	3.8	$3,059

The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$7.20	$9.25	$6.26
Total intrinsic value of stock options exercised (amounts in thousands)	$1,517	$3,550	$538

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used by the Company to estimate the grant date fair values of stock option awards were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected stock price volatility	32.22%	33.25%	35.55%
Expected term (in years)	4.98	4.87	4.95
Risk-free interest rate	2.26%	2.63%	2.06%
Expected dividend yield	1.43%	1.52%	1.79%

The Company has limited historical data on which to base certain assumptions used in estimating the grant date fair value of stock option awards. Accordingly, the Company incorporates the historical volatility of comparable public companies into its estimate of expected stock price volatility and utilizes the simplified method to estimate the expected term of stock option awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for a period equal to the expected term. The expected dividend yield is based on the current annualized dividend as of the grant date and the average stock price for the year preceding the option grant.
At December 31, 2019, unrecognized share-based compensation cost related to stock options was $30.6 million which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2019	373,764	$26.09
Granted	477,667	27.01
Vested	(87,468)	24.02
Forfeited	(51,516)	29.06
Nonvested at December 31, 2019	712,447	$26.75

The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$27.01	$31.95	$22.11
Total fair value of shares vested (amounts in thousands)	$2,101	$1,194	$2,364

At December 31, 2019, unrecognized share-based compensation cost for restricted stock awards was $12.4 million which is expected to be recognized over a weighted-average period of 2.9 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating costs and expenses:
Casino	$458	$250	$228
Food and beverage	202	36	40
Room	11	—	11
Selling, general and administrative	16,177	11,003	7,643
Total share-based compensation expense	$16,848	$11,289	$7,922

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Write-downs and Other Charges, Net
Write-downs and other charges, net include asset disposals, preopening and redevelopment (including Palms redevelopment and preopening expenses and loss on artist performance agreement terminations at Palms’ nightclub and dayclub), severance, business innovation and technology enhancements and non-routine transactions.
For the year ended December 31, 2019, write-downs and other charges, net totaled $82.1 million, which included $39.8 million in artist performance agreement termination costs at Palms’ nightclub and dayclub and $25.9 million in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities. For the years ended December 31, 2018 and 2017, write-downs and other charges, net were $34.7 million and $29.6 million, respectively, which included $18.6 million and $5.3 million, respectively, in Palms redevelopment and preopening expenses.
15.    Income Taxes
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
Income Tax (Benefit) Expense
The components of income tax (benefit) expense were as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$—	$—	$(1,330)
State and local	1	15	66
Total current income taxes	1	15	(1,264)
Deferred income taxes:
Federal	(1,721)	23,817	133,246
State and local	(14)	43	2,804
Total deferred income taxes	(1,735)	23,860	136,050
Total income tax (benefit) expense	$(1,734)	$23,875	$134,786

A reconciliation of statutory federal income tax, which is the amount computed by multiplying income before tax by the statutory federal income tax rate, to the Company’s provision for income tax is as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Expected U.S. federal income taxes at statutory rate	$(1,779)	$51,105	$69,411
Income attributable to noncontrolling interests	711	(13,007)	(9,839)
State and local income taxes, net of federal benefit	(14)	43	474
Non-deductible expenses	1,336	1,525	(1,361)
Tax credits	(1,555)	(1,985)	(1,062)
Impact of tax rate change due to tax reform	—	—	85,348
Share-based compensation contribution	(762)	(1,152)	—
Return to provision	(313)	1,037	2,258
Other	—	2,874	(1,776)
Valuation allowance	642	(16,565)	(8,667)
Income tax (benefit) expense	$(1,734)	$23,875	$134,786

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rate was 20.47%, 9.81% and 67.96% for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s effective tax rate includes the net tax expense associated with remeasuring its deferred tax assets, deferred tax liabilities and related valuation allowances to reflect the enacted federal rate, and rate benefit or detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not recognize income tax provision or benefit on the portion of Station Holdco's earnings or loss attributable to noncontrolling interest holders.
The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Tax credit carryforwards	$5,293	$3,737
Net operating loss carryforwards and other attributes	66,476	52,785
Investment in partnership	76,004	90,035
Payable pursuant to tax receivable agreement	5,268	5,244
Total gross deferred tax assets	153,041	151,801
Valuation allowance	(39,856)	(39,968)
Total deferred tax assets, net of valuation allowance	$113,185	$111,833

The Company recorded a reduction to the net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded an increase to deferred tax asset for its tax credits, net operating losses and other tax attributes.
At December 31, 2019, the Company had a federal net operating loss carryforward of approximately $291.0 million. $101.6 million of the federal net operating loss (“NOL”) carryforward will begin to expire in 2037; the remaining $189.4 million have unlimited carryforward but may have usage limitations in a given year. The Company also had $25.2 million of additional pre-tax attributes and $5.3 million of tax credits at December 31, 2019.
The Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. As a result of this analysis, the Company determined that the deferred tax asset related to acquiring its interest in Station Holdco through newly issued LLC Units at IPO and subsequently is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive loss, as applicable, and at December 31, 2019 and 2018, the valuation allowance was $39.9 million and $40.0 million, respectively.
Uncertain Tax Positions
The Company recorded $1.0 million of unrecognized tax benefits as of December 31, 2019. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its NOL or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Company is currently under examination by the Internal Revenue Service for both entities for 2016. As of December 31, 2019, there are no other ongoing income tax audits.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$—	$—	$—
Tax positions related to current year additions	519	—	—
Additions for tax positions of prior years	485	—	—
Tax positions related to prior years reductions	—	—	—
Reductions due to lapse of statute of limitations on tax positions	—	—	—
Settlements	—	—	—
Balance at end of period	$1,004	$—	$—

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
In connection with the IPO, the Company entered into the TRA with certain Continuing Owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company by such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. For the years ended December 31, 2019, 2018 and 2017, exchanges of LLC Units and Class B common shares resulted in increases of $0.2 million, $2.5 million and $22.8 million, respectively, in amounts payable under the TRA liability and net increases of $0.1 million, $2.7 million and $24.3 million, respectively, in deferred tax assets, all of which were recorded through equity. At December 31, 2019 and 2018, the Company’s liability under the TRA with respect to previously consummated transactions was $25.1 million and $24.9 million, respectively. During the year ended December 31, 2018, the Company paid $28.9 million to pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. The Company’s liability under the TRA was reduced by $119.2 million, and nontaxable income of $90.4 million was recognized as a result of the transactions with Continuing Owners. The $116.5 million net reduction of the TRA liability during 2017 was the result of a $135.1 million decrease due to the new tax rate, partially offset by increases related to exchanges.
16.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company recorded expense for matching contributions of $4.2 million, $4.1 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about the changes in benefit obligation and the fair value of plan assets (amounts in thousands):

	Year Ended December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation (accumulated and projected) at beginning of year	$13,357	$14,130
Interest cost	517	475
Actuarial loss (gain)	1,390	(506)
Benefits paid	(1,079)	(742)
Benefit obligation (accumulated and projected) at end of year	14,185	13,357
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	8,725	9,217
Actual return (loss) on plan assets	1,045	(668)
Employer contributions	835	918
Benefits paid	(1,079)	(742)
Fair value of plan assets at end of year	9,526	8,725
Funded status at end of year	$(4,659)	$(4,632)

The Company’s qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $1.4 million to the Pension Plan for the year ending December 31, 2020 and the Company does not expect any plan assets to be returned in the year ending December 31, 2020.
The table below presents the components of pension expense (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Interest cost	$517	$475	$536
Expected return on plan assets	(187)	(209)	(192)
Effect of settlement	—	—	13
Net periodic benefit cost	330	266	357
Other changes recognized in other comprehensive income:
Net loss	532	371	319
Amount recognized due to settlement	—	—	(13)
Total recognized in other comprehensive income	532	371	306
Total recognized in net periodic benefit cost and other comprehensive income	$862	$637	$663

The Company did not incur any service costs or amortize any net gains or losses within the net periodic benefit costs of the Pension Plan during the periods presented. Expense associated with the Pension Plan is classified within Other expense in the Consolidated Statements of Operations. Amounts recognized on the Consolidated Balance Sheets related to the Pension Plan consisted of the following (amounts in thousands):

	December 31,
	2019	2018
Other long-term liabilities	$4,659	$4,632
Net actuarial loss recognized in Accumulated Other Comprehensive Income	1,203	671

The Company does not expect to amortize any net actuarial loss from accumulated other comprehensive income into net pension expense during 2020.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the weighted-average actuarial assumptions used to calculate the net periodic benefit cost and obligation:

	Year Ended December 31,
	2019	2018	2017
Net periodic benefit cost:
Discount rate	4.15%	3.60%	4.15%
Expected long-term rate of return	5.80%	5.80%	5.80%
Rate of compensation increase	n/a	n/a	n/a

		December 31,
		2019	2018
Benefit obligations:
Discount rate		3.20%	4.15%
Rate of compensation increase		n/a	n/a

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
The composition of the Pension Plan assets at December 31, 2019, along with the targeted mix of assets, is presented below:

	Target	Actual
Fixed income	50%	51%
Domestic equity	18%	18%
International equity	14%	13%
Long/short equity	10%	10%
Other	8%	8%
	100%	100%

The investment strategy for the Pension Plan assets covers a diversified mix of assets, including equity and fixed income securities and real estate. Assets are managed within a risk management framework which addresses the need to generate incremental returns in the context of an appropriate level of risk, based on plan liability profiles and changes in funded status. The return objectives are to satisfy funding obligations when and as prescribed by law and to minimize the risk of large losses primarily through diversification.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Entities are required to use a fair value hierarchy to measure the plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of the Pension Plan assets at December 31, 2019 and 2018 by asset category were as follows (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income	$4,846	$4,822	$24	$—
Domestic equity	1,748	150	1,598	—
International equity	1,273	1,273	—	—
Long/short equity	900	900	—	—
Other	759	310	449	—
	$9,526	$7,455	$2,071	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income	$4,646	$4,623	$23	$—
Domestic equity	1,468	120	1,348	—
International equity	1,059	1,059	—	—
Long/short equity	880	880	—	—
Other	672	260	412	—
	$8,725	$6,942	$1,783	$—

At December 31, 2019, expected benefit payments for the next ten years were as follows (amounts in thousands):

Years Ending December 31,
2020	$1,600
2021	910
2022	890
2023	800
2024	1,010
2025 - 2029	4,230

17.    Related Party Transactions
Under the TRA described in Note 2, the Company is required to make payments to certain pre-IPO owners of Station Holdco for 85% of the tax benefits realized by the Company as a result of certain transactions with the pre-IPO owners. At December 31, 2019 and 2018, $25.1 million and $24.9 million, respectively, was payable to certain Continuing Owners and pre-IPO owners of Station Holdco, including current and former executives of the Company or members of their respective family group, with respect to previously consummated transactions. Of these amounts, $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial.
Prior to April 27, 2017, the Company leased the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases through 2058 and 2060, respectively. The Company leased this land from entities owned by

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Party Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III and Lorenzo J. Fertitta. On April 27, 2017, the Company acquired the land (formerly subject to the ground leases), including the residual interest in the gaming and hotel facilities and other real property improvements thereon (the “Gaming Facilities”), for aggregate consideration of $120.0 million. Concurrently with the land acquisition, the Company assumed a long-term ground lease with an unrelated third-party lessor for an adjacent parcel of land at Boulder Station that previously had been subleased from the Related Party Lessor. The assumed ground lease terminates in 2089 and provides for monthly rental payments of approximately $14,000, subject to annual increases of 3% to 6% based on a cost of living factor. During the year ended December 31, 2017, the Company recognized a charge of $100.3 million in related party lease termination costs, which was an amount equal to the difference between the aggregate consideration paid by the Company and the fair value of the net assets acquired, including the land and residual interests in the Gaming Facilities and the assumed lease obligation. The transaction conveyed ownership of the land and interests (current and residual) in the Gaming Facilities to the Company, decreased rent expense over the maximum term of the leases by approximately $300 million, and generated a tax benefit of approximately $35 million to Red Rock and the other owners of Station Holdco. The Company’s lease payments under the related party leases totaled approximately $2.3 million for the period from January 1, 2017 to April 27, 2017, and they are included in selling, general and administrative expense in the Consolidated Statements of Operations.
18.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted (loss) earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if‑converted method. Dilutive shares included in the calculation of diluted earnings per share for the years ended December 31, 2018 and 2017 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive shares have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Net (loss) income, basic	$(6,737)	$219,480	$63,533
Less net loss (income) attributable to noncontrolling interests, basic	3,386	(61,939)	(28,110)
Net (loss) income attributable to Red Rock, basic	$(3,351)	$157,541	$35,423
Effect of dilutive securities	—	48,864	13,813
Net (loss) income attributable to Red Rock, diluted	$(3,351)	$206,405	$49,236

	Year Ended December 31,
	2019	2018	2017
Weighted-average shares of Class A common stock outstanding, basic	69,565	69,115	67,397
Effect of dilutive securities	—	47,744	48,533
Weighted-average shares of Class A common stock outstanding, diluted	69,565	116,859	115,930

The calculation of diluted (loss) earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2019	2018	2017
Shares issuable in exchange for Class B common stock and LLC Units	46,827	—	—
Shares issuable upon exercise of stock options	7,397	1,966	3,677
Shares issuable upon vesting of restricted stock	712	64	11

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
19.    Leases
Lessee
The Company leases certain equipment, buildings, land and other assets used in its operations. The Company determines whether an arrangement is or contains a lease at inception, and determines the classification of the lease based on facts and circumstances as of the lease commencement date. For leases with an initial term greater than twelve months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For leases with an initial term of twelve months or less, the Company has elected not to recognize ROU assets or lease liabilities. The Company measures its ROU assets and lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. To calculate the present value of lease payments for leases that do not contain an implicit interest rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date. For leases under which the Company has options to extend or terminate the lease, such options are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company includes operating lease ROU assets within Other assets, net on its Consolidated Balance Sheets. Operating lease liabilities are included in Other accrued liabilities and Other long-term liabilities. For arrangements that contain both lease and non-lease components under which the Company is the lessee, the components are not combined for accounting purposes. The Company’s leases do not include any significant residual value guarantees, restrictions or covenants.
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
The components of lease expense were as follows (amounts in thousands):

Year Ended December 31, 2019
Operating lease cost	$5,185
Short-term lease cost	7,073
Variable lease cost	28,749
Total lease expense	$41,007

For the years ended December 31, 2018 and 2017, which were not retrospectively adjusted by the Company upon adoption of the new lease accounting standard, expenses incurred under operating lease agreements totaled $20.2 million and $19.3 million, respectively.
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

December 31, 2019
Operating lease right-of-use assets	$13,099

Operating lease liabilities:
Current portion	$3,646
Noncurrent portion	10,675
Total operating lease liabilities	$14,321

Weighted-average remaining lease term - operating leases	33.5
Weighted-average discount rate - operating leases	5.40%

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,842
Future minimum lease payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019 are as follows (amounts in thousands):

Year Ending December 31,
2020	$4,286
2021	2,313
2022	892
2023	473
2024	462
Thereafter	43,141
Total future lease payments	51,567
Less imputed interest	(37,246)
Total operating lease liabilities	$14,321

As of December 31, 2018, prior to the adoption of the new lease accounting standard, future minimum payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year were as follows (amounts in thousands):

Year Ending December 31,
2019	$5,387
2020	3,351
2021	2,256
2022	937
2023	854
Thereafter	44,598
$57,383

Lessor
The Company leases space within its properties to third-party tenants, primarily food and beverage outlets and movie theaters. The Company also leases space to tenants within commercial and industrial buildings located on certain land held for development. All of the Company’s tenant leases are classified as operating leases and do not contain options for the lessee to purchase the underlying real property. At December 31, 2019, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 19 years.
Lease payments from tenants at the Company’s properties typically include variable rent based on a percentage of the tenant’s net sales, and may also include a fixed base rent amount, which may increase by a rate or index over time. The Company recognizes variable rental income in the period in which the right to receive such rental income is established according to the lease agreements and base rental income on a straight-line basis over the lease term. Lease payments from the Company’s tenants at commercial and industrial buildings are typically based on a fixed rental amount, which may increase by a rate or index over time. Non-lease components within tenant lease agreements, which primarily comprise utilities, property taxes and common area maintenance charges, are included within operating lease income. For the years ended December 31, 2019, 2018 and 2017, revenue from tenant leases was $24.2 million, $24.3 million and $23.5 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2019 (amounts in thousands):

Year Ending December 31,
2020	$9,462
2021	8,236
2022	5,613
2023	4,329
2024	3,256
Thereafter	10,034
$40,930

20.    Commitments and Contingencies
Legal Matters
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. No assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant risks. The Company does not believe there are any legal matters outstanding that would have a material impact on its financial condition or results of operations.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Net revenues
Las Vegas operations:
Casino	$984,253	$940,483	$886,206
Food and beverage	481,558	381,197	365,448
Room	192,305	170,824	179,041
Other (a)	100,073	94,894	87,238
Management fees	571	605	509
Las Vegas operations net revenues	1,758,760	1,588,003	1,518,442
Native American management:
Management fees	91,074	87,009	117,968
Reportable segment net revenues	1,849,834	1,675,012	1,636,410
Corporate and other	6,700	6,018	5,729
Net revenues	$1,856,534	$1,681,030	$1,642,139

Net (loss) income	$(6,737)	$219,480	$63,533
Adjustments
Depreciation and amortization	222,211	180,255	178,217
Share-based compensation	16,848	11,289	7,922
Write-downs and other charges, net	82,123	34,650	29,584
Tax receivable agreement liability adjustment	(97)	(90,638)	(139,300)
Related party lease termination	—	—	100,343
Asset impairment	—	—	1,829
Interest expense, net	156,679	143,099	131,442
Loss on extinguishment/modification of debt, net	19,939	—	16,907
Change in fair value of derivative instruments	19,467	(12,415)	(14,112)
(Benefit) provision for income tax	(1,734)	23,875	134,786
Adjusted EBITDA attributable to MPM noncontrolling interest and other	316	(633)	(13,905)
Adjusted EBITDA (b)	$509,015	$508,962	$497,246

Adjusted EBITDA
Las Vegas operations	$454,805	$457,379	$433,640
Native American management	85,562	80,795	95,897
Reportable segment Adjusted EBITDA	540,367	538,174	529,537
Corporate and other	(31,352)	(29,212)	(32,291)
Adjusted EBITDA	$509,015	$508,962	$497,246

	December 31,
	2019	2018
Total assets
Las Vegas operations	$3,637,893	$3,501,705
Native American management	31,573	37,274
Corporate and other	444,721	470,547
	$4,114,187	$4,009,526

____________________________________

(a)	Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 19.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including Palms redevelopment and preopening expenses, loss on artist performance agreement terminations at Palms’ nightclub and dayclub, severance, business innovation and technology enhancements), tax receivable agreement liability adjustment, related party lease termination, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $353.3 million, $579.3 million and $248.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
22.    Quarterly Financial Information (Unaudited)
Quarterly financial information is presented below (amounts in thousands, except per share data):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (b)
Net revenues	$447,022	$482,868	$465,858	$460,786
Operating income	66,145	45,481	14,243	60,132
Net income (loss)	20,284	(7,067)	(26,798)	6,844
Net income (loss) attributable to Red Rock Resorts, Inc.	11,323	(3,846)	(15,657)	4,829
Earnings (loss) per share, basic	$0.16	$(0.06)	$(0.22)	$0.07
Earnings (loss) per share, diluted	$0.16	$(0.06)	$(0.22)	$0.05

	Year Ended December 31, 2018
	First Quarter	Second Quarter (c)	Third Quarter	Fourth Quarter
Net revenues	$421,039	$416,188	$412,332	$431,471
Operating income	107,841	137,791	54,618	71,958
Net income	82,130	99,102	25,067	13,181
Net income attributable to Red Rock Resorts, Inc.	51,180	82,735	14,680	8,946
Earnings per share, basic	$0.74	$1.20	$0.21	$0.13
Earnings per share, diluted	$0.65	$0.82	$0.20	$0.11

____________________________________

(a)	Includes $28.2 million in artist performance agreement termination costs and severance at Palms. See Note 14.

(b)	Includes $19.6 million loss on debt extinguishment related to the repayment of the corporate building lease obligation. See Note 9.

(c)	Includes income of $73.5 million related to the TRA liability. See Note 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 of the Company and our report dated February 21, 2020 expressed an unmodified opinion thereon.
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
February 21, 2020

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Financial Statements:
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive (Loss) Income — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows — Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
2.    Schedule II — Valuation and Qualifying Accounts
We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	Balance at Beginning of Year	Additions (deductions) to tax benefit	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2019	$39,968	$(112)	$39,856
2018	57,607	(17,639)	39,968
2017	104,125	(46,518)	57,607

3.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

3.2	Amended and Restated Bylaws of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)

4.1	Description of Capital Stock.

4.2
Specimen Stock Certificate evidencing the shares of Class A Common Stock of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)

4.3
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

10.6
Amendment No. 1 to the Tax Receivable Agreement, dated as of April 28, 2019, among Red Rock Resorts, Inc., Station Holdco LLC and Members (as defined therein.) (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2019.)

10.7
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)†

10.8
Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Richard J. Haskins. (Incorporated herein by reference to Exhibit 10.5 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)†

10.9
Employment Agreement, dated as of March 3, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017.)†

10.10
Employment Agreement, dated as of May 25, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)†

10.11
Employment Agreement, dated as of February 19, 2019, among Red Rock Resorts, Inc., Station Casinos LLC and Robert A. Finch. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019.)

10.12
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

10.13
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

10.15
Second Amendment to Credit Agreement, dated as of April 5, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2017.)

10.16
Incremental Joinder Agreement No. 2 and Third Amendment to Credit Agreement, dated as of May 2, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2017.)

10.17
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

10.18
Credit Agreement Joinder Agreement, dated as of July 25, 2017, by and among Palms Leaseco LLC, NP Landco Holdco LLC, NP Tropicana LLC, CV Propco, LLC and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)

10.19
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

10.20
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

10.21
Credit Agreement, dated as of June 8, 2016 (as amended by the First Amendment to Credit Agreement, dated as of January 30, 2017, the Second Amendment to Credit Agreement, dated as of April 5, 2017, the Third Amendment to Credit Agreement, dated as of May 2, 2017, the Incremental Joinder Agreement No. 4 and Fourth Amendment to Credit Agreement, dated as of September 21, 2017 and the Incremental Joinder Agreement No. 5 and Fifth Amendment to Credit Agreement, dated as of February 8, 2019), among Station Casinos LLC, the borrower subsidiaries party thereto, the lenders party thereto, the L/C Lenders party thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent and Deutsche Bank AG Cayman Islands Branch, as collateral agent. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 26, 2019.)

10.22
Red Rock Resorts, Inc. Amended and Restated 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Company on June 14, 2019 (File No. 333-232108).)†

10.23
Non-Qualified Stock Option Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†

10.24
Restricted Stock Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†

10.25
Amended and Restated Gaming Management Agreement, dated as of July 27, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)

10.26
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

14.1	Red Rock Resorts, Inc. Code of Business Conduct and Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________

†    Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 21, 2020		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 21, 2020
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2020
Stephen L. Cootey

Director
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 21, 2020
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 21, 2020
Robert E. Lewis