Form 10-Q
period 2020-03-31
Red Rock Resorts, Inc.
filed 2020-05-20
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2020
Class A Common Stock, $0.01 par value	71,140,762
Class B Common Stock, $0.00001 par value	46,185,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,091,149	$128,835
Restricted cash	4,091	4,080
Receivables, net	39,900	56,683
Inventories	16,181	17,765
Prepaid gaming tax	23,700	24,424
Prepaid expenses and other current assets	19,380	17,641
Assets held for sale	32,202	32,202
Total current assets	1,226,603	281,630
Property and equipment, net of accumulated depreciation of $1,083,661 and $1,030,088 at March 31, 2020 and December 31, 2019, respectively	3,020,309	3,061,762
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $57,009 and $54,831 at March 31, 2020 and December 31, 2019, respectively	106,328	108,506
Land held for development	238,440	238,440
Investments in joint ventures	8,278	8,867
Native American development costs	19,087	18,749
Deferred tax asset, net	—	113,185
Other assets, net	83,672	87,372
Total assets	$4,898,393	$4,114,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,164	$33,970
Accrued interest payable	20,881	7,477
Other accrued liabilities	182,848	200,560
Current portion of long-term debt	26,647	33,989
Total current liabilities	252,540	275,996
Long-term debt, less current portion	3,975,212	2,999,302
Other long-term liabilities	48,701	31,228
Payable pursuant to tax receivable agreement	27,061	25,064
Total liabilities	4,303,514	3,331,590
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 71,140,762 and 70,465,422 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	711	705
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,185,804 and 46,827,370 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	380,966	376,229
(Accumulated deficit) retained earnings	(34,889)	124,423
Accumulated other comprehensive loss	(1,040)	(641)
Total Red Rock Resorts, Inc. stockholders’ equity	345,749	500,717
Noncontrolling interest	249,130	281,880
Total stockholders’ equity	594,879	782,597
Total liabilities and stockholders’ equity	$4,898,393	$4,114,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Casino	$208,267	$244,933
Food and beverage	88,331	104,933
Room	40,076	48,075
Other	21,357	25,922
Management fees	19,357	23,159
Net revenues	377,388	447,022
Operating costs and expenses:
Casino	83,275	82,940
Food and beverage	92,486	92,236
Room	20,673	20,196
Other	9,634	11,859
Selling, general and administrative	101,273	99,065
Depreciation and amortization	58,534	50,853
Write-downs and other charges, net	8,807	23,728
	374,682	380,877
Operating income	2,706	66,145
Earnings from joint ventures	202	505
Operating income and earnings from joint ventures	2,908	66,650
Other expense:
Interest expense, net	(36,058)	(37,438)
Loss on extinguishment/modification of debt, net	(11,411)	(302)
Change in fair value of derivative instruments	(20,010)	(6,638)
Other	(44)	(69)
	(67,523)	(44,447)
(Loss) income before income tax	(64,615)	22,203
Provision for income tax	(113,185)	(1,919)
Net (loss) income	(177,800)	20,284
Less: net (loss) income attributable to noncontrolling interests	(25,601)	8,961
Net (loss) income attributable to Red Rock Resorts, Inc.	$(152,199)	$11,323

(Loss) earnings per common share (Note 14):
(Loss) earnings per share of Class A common stock, basic	$(2.18)	$0.16
(Loss) earnings per share of Class A common stock, diluted	$(2.18)	$0.16
Weighted-average common shares outstanding:
Basic	69,962	69,397
Diluted	69,962	116,693

Comprehensive (loss) income	$(178,462)	$19,539
Less: comprehensive (loss) income attributable to noncontrolling interests	(25,862)	8,660
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(152,600)	$10,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(152,199)	—	(25,601)	(177,800)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(401)	(261)	(662)
Share-based compensation	—	—	—	—	4,057	—	—	—	4,057
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	—	—	(7,113)	—	—	(7,113)
Issuance of restricted stock awards, net of forfeitures	17	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(6)	—	—	—	(68)	—	—	—	(68)
Stock option exercises, net	24	—	—	—	485	—	—	—	485
Exchanges of noncontrolling interests for Class A common stock	641	6	(641)	—	4,006	—	1	(4,013)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(1,997)	—	—	—	(1,997)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,746)	—	1	1,745	—
Balances, March 31, 2020	71,141	$711	46,186	$1	$380,966	$(34,889)	$(1,040)	$249,130	$594,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net income	—	—	—	—	—	11,323	—	8,961	20,284
Other comprehensive loss, net of tax	—	—	—	—	—	—	(444)	(301)	(745)
Share-based compensation	—	—	—	—	3,874	—	—	—	3,874
Distributions	—	—	—	—	—	—	—	(4,688)	(4,688)
Dividends	—	—	—	—	—	(7,009)	—	—	(7,009)
Issuance of restricted stock awards, net of forfeitures	424	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(8)	—	—	—	(213)	—	—	—	(213)
Stock option exercises, net	195	2	—	—	3,968	—	—	—	3,970
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,556)	—	2	2,554	—
Balances, March 31, 2019	70,274	$703	46,884	$1	$367,039	$160,183	$641	$303,901	$832,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(177,800)	$20,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,534	50,853
Change in fair value of derivative instruments	20,010	6,638
Reclassification of unrealized gain on derivative instruments into income	(662)	(745)
Write-downs and other charges, net	6,221	382
Amortization of debt discount and debt issuance costs	3,003	4,004
Share-based compensation	4,053	3,853
Earnings from joint ventures	(202)	(505)
Distributions from joint ventures	493	433
Loss on extinguishment/modification of debt, net	11,411	302
Deferred income tax	113,185	1,919
Changes in assets and liabilities:
Receivables, net	16,196	(5,196)
Inventories and prepaid expenses	(562)	(36,114)
Accounts payable	(13,343)	11,683
Accrued interest payable	13,404	7,666
Other accrued liabilities	(7,236)	(9,981)
Other, net	1,179	(871)
Net cash provided by operating activities	47,884	54,605
Cash flows from investing activities:
Capital expenditures, net of related payables	(30,790)	(160,030)
Proceeds from asset sales	46	70
Distributions in excess of earnings from joint ventures	310	30
Native American development costs	(145)	(204)
Net settlement of derivative instruments	(97)	3,819
Other, net	(612)	(853)
Net cash used in investing activities	(31,288)	(157,168)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,007,500	220,000
Payments under credit agreements with original maturity dates greater than three months	(780,824)	(111,835)
Proceeds from issuance of 4.50% Senior Notes	750,000	—
Cash paid for early extinguishment of debt	(7,109)	—
Proceeds from exercise of stock options	485	3,970
Distributions to noncontrolling interests	(4,620)	(4,688)
Dividends paid	(7,110)	(6,968)
Payment of debt issuance costs	(12,265)	(2,505)
Payments on other debt	(260)	(232)
Other, net	(68)	(438)
Net cash provided by financing activities	945,729	97,304
Increase (decrease) in cash, cash equivalents and restricted cash	962,325	(5,259)
Balance, beginning of period	132,915	118,258
Balance, end of period	$1,095,240	$112,999
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,091,149	$109,249
Restricted cash	4,091	3,750
Balance, end of period	$1,095,240	$112,999
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $2,599 capitalized, respectively	$21,062	$26,374
Cash paid for income taxes, net of refunds received	$—	$(65)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$15,763	$71,985
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2020, the Company held 61% of the economic interests and 100% of the voting power in Station Holdco, as well as 100% of the voting interest in Station LLC, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, and it may be applied from the beginning of an interim period or prospectively from a date within an interim period

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

that includes or is subsequent to March 12, 2020. The Company adopted this guidance beginning in the first quarter of 2020 and elected to continue to assert probability of its hedging relationships regardless of any potential modifications in terms due to reference rate reform. The adoption did not have an impact on the Company’s financial position or results of operations.
In June 2016, the FASB issued amended accounting guidance for measurement of credit losses on financial instruments. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. The Company adopted this guidance on January 1, 2020 using a modified retrospective transition method. The adoption did not have a material impact on the Company’s financial position or results of operations.

2.    Impact of COVID-19
In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the spread of COVID-19, a statewide emergency order was issued mandating the closure of Nevada casinos. As a result, all of the Company’s Las Vegas properties have been closed since March 17, 2020. While the closures are expected to be temporary, they have had and will continue to have an adverse effect on the Company’s business and results of operations. The duration and extent of that effect, as well as the effects of protective measures once the Company's properties are permitted to reopen, are difficult to estimate. The COVID-19 pandemic and subsequent curtailment measures also have had and will continue to have a detrimental impact on the United States and Las Vegas economies, including increased unemployment as well as reduced consumer confidence and discretionary spending. Graton Resort has also been closed due to the COVID-19 pandemic since March 17, 2020, and the date on which it will reopen has not been determined. The Company’s agreement to manage Graton Resort was originally scheduled to expire in November 2020. The management agreement provides that its term and expiration date will be extended as a result of the closure; the length of such extension has not yet been determined.
The Company has taken steps to mitigate the effects of the economic downturn and uncertainty caused by the COVID-19 pandemic and property closures. On March 12, 2020, Station LLC borrowed $997.5 million under its revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from these borrowings may be used in the future for working capital, general corporate or other permitted purposes. The Company is also reducing capital expenditures and operating expenses where possible. Based on these actions and financial assumptions regarding the impact of the COVID-19 pandemic on the Company’s operations, management believes the Company has sufficient liquidity to satisfy its obligations for the next twelve months.
Management determined that the economic impact of the COVID-19 pandemic represented an impairment indicator requiring the Company to evaluate its indefinite-lived intangible assets, long-lived assets and goodwill for impairment. See Note 3 for additional information.
3.    Indefinite-lived Intangibles, Long-lived Assets and Goodwill
Management determined that the effects of the COVID-19 pandemic represent indicators of potential asset impairment, and as a result, performed interim impairment assessments for all of the Company’s indefinite-lived intangible assets, long-lived assets and goodwill at March 31, 2020. The Company’s long-lived assets and goodwill are tested for impairment at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit. Based on its assessments, Management concluded that no impairment losses had been incurred. However, the Company cannot predict the future impact or duration of the negative effects of the COVID-19 pandemic and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.
The valuations used by Management to assess the Company’s assets for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating assets for impairment, Management must make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used by Management in evaluating the Company’s assets for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, Management’s estimates and assumptions are likely to change as more information becomes available. Management believes that it has made reasonable estimates and judgments in performing its analysis in light of the unprecedented risks and uncertainties surrounding the COVID-19 pandemic. However, if actual results in future periods differ materially from the Company’s projected results and the related assumptions utilized in Management’s analysis, the Company could be required to recognize impairment charges in future periods.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-lived Assets
The Company’s business is capital intensive and a significant portion of its capital is invested in property and equipment and other long-lived assets. At March 31, 2020, the carrying amount of the Company’s long-lived assets, excluding goodwill and indefinite-lived intangible assets, was approximately $3.4 billion.
The Company reviews its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The Company evaluates the recoverability of its long-lived assets’ carrying amounts by comparing the estimated future cash flows of the asset or asset group, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount of the asset or asset group, including any related goodwill, no impairment is indicated.
Management tested the Company’s long-lived assets for recoverability at March 31, 2020, and the estimated undiscounted future cash flows of all of the operating properties’ asset groups exceeded their carrying amounts by a significant amount. Management concluded that none of the Company’s long-lived assets or asset groups was impaired at March 31, 2020. If the Company’s actual or projected operating results or cash flows decline in future periods, the Company could be required to recognize a long-lived asset impairment charge.
Goodwill and Indefinite-lived Intangibles
The Company tests its goodwill and indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. At March 31, 2020, the carrying amount of the Company’s goodwill totaled $195.7 million, of which approximately $169.9 million or 87% was associated with one of its operating properties. At March 31, 2020, the carrying amount of the Company’s indefinite-lived intangible assets totaled $77.5 million.
Management tested the Company’s indefinite-lived intangible assets, primarily representing its brands, for impairment as of March 31, 2020 by comparing the estimated fair values of the assets to their respective carrying amounts. Fair values were estimated using a derivation of the income approach to value, which is based on the present value of estimated royalties avoided through ownership of the assets. The primary inputs to the valuation of the Company’s brands are projected revenues and the discount rate, which is based on the weighted-average cost of capital of market participants, adjusted for a risk premium. Management concluded that no impairment of the Company’s brands had occurred because the carrying amount of each of the brands did not exceed its respective estimated fair value. If the growth and timing of the Company’s actual revenues do not meet Management’s projections, or if Management’s projections of future revenues decline, the Company could be required to recognize impairment charges for its brands in future periods.
Management tested the Company’s goodwill for impairment as of March 31, 2020 by comparing the estimated fair value of each of its operating properties with goodwill to the carrying amount of the property, including goodwill. The fair value of each property was estimated using discounted cash flow techniques and market indications of value. Management concluded that no goodwill impairment had occurred as of the testing date because the fair value of each of the Company’s properties with goodwill exceeded its carrying amount. At March 31, 2020, the estimated fair value of the property with the majority of the Company’s goodwill exceeded its carrying amount by approximately 27%. For all other properties with goodwill, their respective estimated fair values exceeded their carrying amounts by a significant margin. Management also performed a sensitivity analysis for each property with goodwill by increasing the discount rate and decreasing the projected operating results. Management noted that while the changes in these inputs reduced the excess of the fair value over the carrying amount, they would result in no required impairment charge. However, if the excess of fair value over the carrying amount of any of the Company’s properties with goodwill declines by a significant amount in the future as a result of changes in actual and projected operating results or other internal or external economic factors, the Company could be required to recognize goodwill impairment charges in future periods.
4.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three months ended March 31, 2020, approximately 0.6 million LLC Units, together with an equal number of Class B common shares held by noncontrolling interest holders, were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. No Class B common shares and LLC Units were exchanged for Class A common shares during the three months ended March 31, 2019.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The ownership of the LLC Units is summarized as follows:

	March 31, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
Red Rock	71,140,762	60.6%	70,465,422	60.1%
Noncontrolling interest holders	46,185,804	39.4%	46,827,370	39.9%
Total	117,326,566	100.0%	117,292,792	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax (loss) income and other comprehensive loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.
5.    Native American Development
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through March 31, 2020, the Company has paid approximately $34.2 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2020, the carrying amount of the advances was $19.1 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2020. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at March 31, 2020 of each of the critical milestones necessary to complete the North Fork Project.

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
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, an appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions in the Supreme Court of California seeking review of the appellate court’s decision. In March 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. The United Auburn case was fully briefed in December 2017. Oral argument has been scheduled for June 2, 2020.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Contract and customer-related liabilities:
Rewards Program liability	$21,434	$21,392
Advance deposits and future wagers	19,733	22,185
Unpaid wagers, outstanding chips and other customer-related liabilities	15,863	19,722
Other accrued liabilities:
Accrued payroll and related	56,327	57,438
Accrued gaming and related	22,032	27,490
Construction payables and equipment purchase accruals	14,120	27,462
Operating lease liabilities, current portion	3,160	3,646
Other	30,179	21,225
	$182,848	$200,560

7.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2020	December 31, 2019
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (3.24% at March 31, 2020), net of unamortized discount and deferred issuance costs of $33.3 million at March 31, 2020	$1,488,890	$—
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (4.30% at December 31, 2019), net of unamortized discount and deferred issuance costs of $33.7 million at December 31, 2019	—	1,766,757
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (2.74% at March 31, 2020), net of unamortized discount and deferred issuance costs of $2.6 million at March 31, 2020	186,368	—
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.55% at December 31, 2019), net of unamortized discount and deferred issuance costs of $2.5 million at December 31, 2019	—	186,394
Term Loan A Facility due June 8, 2022, interest at a margin above LIBOR or base rate (3.80% at December 31, 2019), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2019	—	52,289
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (2.56% weighted average at March 31, 2020)	997,500	—
Revolving Credit Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.54% weighted average at December 31, 2019)	—	440,000
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $8.7 million at March 31, 2020	741,302	—
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $4.8 million and $5.0 million at March 31, 2020 and December 31, 2019, respectively	545,199	545,011
Other long-term debt, weighted-average interest of 3.83% at March 31, 2020 and December 31, 2019, net of unamortized discount and deferred issuance costs of $0.4 million at March 31, 2020 and December 31, 2019	42,600	42,840
Total long-term debt	4,001,859	3,033,291
Current portion of long-term debt	(26,647)	(33,989)
Total long-term debt, net	$3,975,212	$2,999,302

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Credit Facility
On February 7, 2020, Station LLC amended its existing credit facility agreement (the “Credit Facility”) to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the Revolving Credit Facility to February 7, 2025 and extend the maturity date under the Term Loan B Facility to February 7, 2027; (b) increase the outstanding borrowing availability under the Revolving Credit Facility to approximately $1.03 billion; (c) (i) reduce the applicable margin under the Term Loan B Facility to 2.25%, (ii) reduce the LIBOR “floor” under the Term Loan B Facility to 0.25% and (iii) provide for benchmark replacement mechanics in respect of the discontinuation of LIBOR; (d) increase the consolidated total leverage ratios at which the applicable margin under the Term Loan A Facility and the Revolving Credit Facility steps down to 4.00 to 1.00; (e) set the consolidated total leverage ratios for the Term Loan B Facility excess cash flow prepayment step-down to 5.00 to 1.00 for the reduction to 25% and to 4.50 to 1.00 for the reduction to 0%; (f) adjust the application, availability, calculation and sizing of certain covenants; and (g) modify the requirement that the Company maintain a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 through the fiscal quarter ending December 31, 2021, which incrementally reduces to 5.25 to 1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter.
As a result of the amendment, the Revolving Credit Facility and the Term Loan A Facility no longer have multiple tranches. Amounts outstanding under the Revolving Credit Facility and the Term Loan A Facility bear interest at either LIBOR or base rate, at Station LLC’s option, plus a spread that is dependent on Station LLC’s consolidated total leverage ratio as shown below:

Consolidated Total Leverage Ratio	Revolving Credit Facility and Term Loan A Facility due February 7, 2025

	LIBOR	Base Rate
Greater than 4.00 to 1.00	1.75%	0.75%
Less than or equal to 4.00 to 1.00	1.50%	0.50%
The Company evaluated the Credit Facility amendment on a lender-by-lender basis and accounted for the majority of the amendment as a debt modification. The Company capitalized $4.6 million in new costs, primarily lender fees, and recognized a loss on debt extinguishment and modification of $11.7 million, comprised of $8.0 million in new third-party costs incurred and $3.7 million of previously deferred costs. In March 2020, the Company repurchased $1.0 million in aggregate principal amount of its Term Loan B Facility. This early debt repurchase resulted in a $0.3 million gain on extinguishment, which included a purchase rate discount as well as unamortized discount and deferred issuance costs on the retired principal amount. The loss on the Credit Facility amendment and gain on early debt repurchase were recorded in Loss on extinguishment/modification of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at March 31, 2020 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at March 31, 2020. The Company expects to remain in compliance with its debt covenants; however, if the current economic downturn persists, the Company may seek waivers or amendments from the lenders in order to avoid a potential covenant violation. A covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that the Company would be able to obtain waivers or amendments with acceptable terms or in a timely manner. Without such waivers or the ability to repay the outstanding borrowings, an event of default or acceleration of principal amounts due could occur, which would have a material adverse effect on the Company.
Revolving Credit Facility
At March 31, 2020, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $29.8 million, which was net of $997.5 million in outstanding borrowings and $3.8 million in outstanding letters of credit.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.50% Senior Notes
On February 7, 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% Senior Notes due 2028 pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. The net proceeds of the sale of the 4.50% Senior Notes were used (i) to repay a portion of the amounts outstanding under the Credit Facility, (ii) to pay fees and costs associated with the offering and (iii) for general corporate purposes. Interest on the 4.50% Senior Notes will be paid every six months in arrears on February 15 and August 15, commencing on August 15, 2020.
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
8.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At March 31, 2020, the weighted-average fixed pay rate for Station LLC’s interest rate swaps was 1.73%, which will increase to 1.94% over the exposure period. At March 31, 2020, Station LLC’s interest rate swaps effective for the current one-year term had a combined notional amount of $1.4 billion and effectively converted $1.4 billion of Station LLC’s variable interest rate debt to a fixed rate of 3.77%.
Derivative instruments are presented at fair value on the Condensed Consolidated Balance Sheets, and the Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty. Changes in the fair values of derivative instruments not designated in hedge accounting relationships are reflected in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the period in which the change occurs.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At March 31, 2020, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $26.0 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	March 31, 2020	December 31, 2019
Interest rate swaps not designated in hedge accounting relationships:
Other accrued liabilities	$3,471	$440
Other long-term liabilities	21,489	5,227

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Information about pretax gains and losses on derivative financial instruments is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of Loss on Derivatives Recognized in Income	Amount of Loss on Derivatives Recognized in Income
		Three Months Ended March 31,
		2020	2019
Interest rate swaps	Change in fair value of derivative instruments	$(20,010)	$(6,638)

Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss and totaled $0.7 million at March 31, 2020, are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments occur. During the three months ended March 31, 2020 and 2019, $0.7 million in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
9.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swaps	$24,960	$—	$24,960	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swaps	$5,667	$—	$5,667	$—

The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial assets measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2020	December 31, 2019
Aggregate fair value	$3,197	$3,109
Aggregate carrying amount	4,002	3,033

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
10.    Stockholders’ Equity
During the three months ended March 31, 2020 and 2019, the Company declared and paid cash dividends of $0.10 per share of Class A common stock. On May 19, 2020, the Company announced that its Board of Directors had suspended the dividend for the balance of 2020.
Changes in Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss, net of tax and noncontrolling interest, by component for the three months ended March 31, 2020 (amounts in thousands):

	Accumulated Other Comprehensive Loss
	Unrealized gains on interest rate swaps, net of tax	Unrecognized pension liability, net of tax	Total
Balances, December 31, 2019	$(174)	$(467)	$(641)
Amounts reclassified into income	(401)	—	(401)
Net current-period other comprehensive loss	(401)	—	(401)
Exchanges of noncontrolling interests for Class A common stock	1	—	1
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	1	—	1
Balances, March 31, 2020	$(573)	$(467)	$(1,040)

Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to Red Rock Resorts, Inc.	$(152,199)	$11,323
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	4,013	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,745)	(2,554)
Net transfers from (to) noncontrolling interests	2,268	(2,554)
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$(149,931)	$8,769

11.    Share-based Compensation
The Company maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.5 million shares were available for issuance at March 31, 2020.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2020	712,447	$26.75	7,396,507	$25.79
Activity during the period:
Granted	19,290	27.22	—	—
Vested/exercised	(64,740)	23.73	(24,022)	20.19
Forfeited	(2,983)	27.24	(150,086)	27.21
Outstanding at March 31, 2020	664,014	$27.05	7,222,399	$25.77

The Company recognized share-based compensation expense of $4.1 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, unrecognized share-based compensation cost was $38.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.
12.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as net losses on asset disposals, redevelopment and preopening expenses, severance, business innovation and technology enhancements.
For the three months ended March 31, 2020, write-downs and other charges, net were $8.8 million, which included net losses on asset disposals, contract termination costs and other expenses related to various technology projects, as well as severance. For the three months ended March 31, 2019, write-downs and other charges, net were $23.7 million, which included $20.6 million in redevelopment and preopening expenses at Palms Casino Resort, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
13.    Income Taxes
Red Rock is a corporation and pays corporate federal, state and local taxes on its income, primarily pass-through income from Station Holdco based upon Red Rock’s economic interest held in Station Holdco. Station Holdco is a partnership for income tax reporting purposes. Station Holdco’s members, including the Company, are liable for federal, state and local income taxes based on their respective share of Station Holdco’s pass-through taxable income.
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate and makes necessary cumulative adjustments to the total tax provision or benefit. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act of 2017. The current taxes are estimated for the period and the balance sheet is adjusted to reflect such taxes currently payable or receivable. The remaining tax provision or benefit is recorded as deferred taxes.
The Company’s effective tax rate for the three months ended March 31, 2020 was (175.17)%, including discrete items, as compared to 8.64% for the three months ended March 31, 2019. The Company’s effective tax rate for this quarter as compared to the 21% statutory rate was primarily impacted by a discrete charge of $113.2 million related to the establishment of a full valuation allowance on deferred tax assets (“DTA”). Other items impacting the effective tax rate include a rate detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not benefit from the portion of Station Holdco’s losses attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.
As a result of the Company’s 2016 initial public offering (“IPO”) and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a DTA for its liability related to payments to be made pursuant to the tax receivable agreement (“TRA”) representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of depreciable assets under Section 754 of the Internal Revenue Code. In addition, the Company has recorded DTAs related to tax attributes including net operating losses, interest limitations and tax credits.
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that the Company’s deferred tax assets will be realized. The Company had cumulative positive profitability in the three-year period ended December 31, 2019; however, negative evidence of reduced profitability as a result of the economic downtown and uncertainty caused by the COVID-19 pandemic and property closures was considered in the Company’s assessment of its ability to realize its net DTAs. While the property closures are currently expected to be temporary, there is considerable uncertainty around the extent and duration of the property closures.
Historically, the Company recorded a full valuation allowance on the DTA related only to the LLC Units issued in the IPO and reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. Due to the negative evidence of reduced profitability, the Company expects to have cumulative losses in the three-year period ending December 31, 2020. As a result, the Company recorded a valuation allowance on its remaining DTAs at March 31, 2020. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at March 31, 2020 and December 31, 2019, the valuation allowance was $162.9 million and $39.9 million, respectively.
The Company recorded $1.1 million of unrecognized tax benefits as of March 31, 2020. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files income tax returns in federal and state jurisdictions. The Company is under federal audit for the 2016 tax year and received notification on April 13, 2020 that the 2017 tax year is open for examination. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes.
Tax Receivable Agreement
In connection with the IPO, the Company entered into the TRA with certain owners who held LLC Units prior to the IPO. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits.
At March 31, 2020 and December 31, 2019, the Company’s liability under the TRA was $27.1 million and $25.1 million, respectively, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the three months ended March 31, 2020, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $2.0 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during the three months ended March 31, 2019.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2019 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months ended March 31, 2020, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(177,800)	$20,284
Less: net loss (income) attributable to noncontrolling interests	25,601	(8,961)
Net (loss) income attributable to Red Rock, basic	(152,199)	11,323
Effect of dilutive securities	—	7,077
Net (loss) income attributable to Red Rock, diluted	$(152,199)	$18,400

	Three Months Ended March 31,
	2020	2019
Weighted-average shares of Class A common stock outstanding, basic	69,962	69,397
Effect of dilutive securities	—	47,296
Weighted-average shares of Class A common stock outstanding, diluted	69,962	116,693

The calculation of diluted (loss) earnings per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at March 31, 2020 and 2019, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	As of March 31,
	2020	2019
Shares issuable in exchange for Class B common stock and LLC Units	46,186	—
Shares issuable upon exercise of stock options	7,222	5,849
Shares issuable upon vesting of restricted stock	664	506

Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

15.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,323	$1,282
Short-term lease cost	650	1,814
Variable lease cost	5,964	6,784
Total lease expense	$7,937	$9,880

Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$11,966	$13,099

Operating lease liabilities:
Current portion	$3,160	$3,646
Noncurrent portion	10,534	10,675
Total operating lease liabilities	$13,694	$14,321

Weighted-average remaining lease term - operating leases	35.0 years	33.5 years
Weighted-average discount rate - operating leases	5.41%	5.40%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$806	$2,418

Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2020 are as follows (amounts in thousands):

Year Ending December 31,
2020 (a)	$3,480
2021	2,313
2022	892
2023	473
2024	462
Thereafter	43,141
Total future lease payments	50,761
Less imputed interest	(37,067)
Total operating lease liabilities	$13,694
____________________________________

(a)	Amount represents minimum lease payments for the remainder of the year.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Lessor
For the three months ended March 31, 2020 and 2019, revenue from tenant leases was $5.1 million and $5.7 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. At March 31, 2020, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 19 years.
The following table presents undiscounted future minimum rentals to be received under operating leases as of March 31, 2020 (amounts in thousands):

Year Ending December 31,
2020 (a)	$7,088
2021	8,438
2022	5,823
2023	4,485
2024	3,416
Thereafter	10,132
$39,382
____________________________________

(a)	Amount represents minimum rentals to be received for the remainder of the year.
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

	Three Months Ended March 31,
	2020	2019
Net revenues
Las Vegas operations:
Casino	$208,267	$244,933
Food and beverage	88,331	104,933
Room	40,076	48,075
Other (a)	19,694	24,266
Management fees	97	163
Las Vegas operations net revenues	356,465	422,370
Native American management:
Management fees	19,260	22,996
Reportable segment net revenues	375,725	445,366
Corporate and other	1,663	1,656
Net revenues	$377,388	$447,022

Net (loss) income	$(177,800)	$20,284
Adjustments
Depreciation and amortization	58,534	50,853
Share-based compensation	4,053	3,853
Write-downs and other charges, net	8,807	23,728
Interest expense, net	36,058	37,438
Loss on extinguishment/modification of debt, net	11,411	302
Change in fair value of derivative instruments	20,010	6,638
Provision for income tax	113,185	1,919
Other	42	69
Adjusted EBITDA (b)	$74,300	$145,084

Adjusted EBITDA
Las Vegas operations	$68,485	$134,754
Native American management	17,601	21,476
Reportable segment Adjusted EBITDA	86,086	156,230
Corporate and other	(11,786)	(11,146)
Adjusted EBITDA	$74,300	$145,084

_______________________________________________________________

(a)	Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 15.

(b)
Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, redevelopment and preopening expenses, severance, business innovation and technology enhancements), interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other.

Beginning in the first quarter of 2020, the Company changed its methodology for allocating certain corporate technology expenses to its reportable segments. Historically, all technology costs incurred at the corporate level were allocated to the Company’s operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. For the three months ended March 31, 2020 and 2019, such corporate technology expenses were $4.4 million and $4.3 million, respectively. The amount for the prior year period has been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Impact of COVID-19
In March 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was declared a global pandemic. As a result of a statewide order mandating the closure of Nevada casinos in an effort to limit the spread of COVID-19, all of our Las Vegas properties have been closed since March 17, 2020. In addition, our managed property, Graton Resort, located in northern California has been closed since March 17, 2020. While the closures are expected to be temporary, it is difficult to estimate their duration or the impact that state-mandated occupancy and social distancing restrictions and other protective measures will have on our operations once our casino properties are permitted to reopen. We also cannot predict the extent to which our business will be affected by the detrimental impacts of COVID-19 on the United States and Las Vegas economies, including widespread unemployment and related effects on consumer confidence and discretionary spending.
Our property closures are ongoing, and people across the world have been advised to avoid all non-essential travel. We anticipate that even after reopening is permitted, there will be a decrease in customer demand due to consumer fears and reduced customer visitation while social distancing requirements, including reduced occupancy limits, are in place. When reopening is permitted by governmental authorities, we expect to first open our Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, together with our Wildfire properties. We will assess the performance of the first-to-reopen properties before reopening our Palms, Texas Station, Fiesta Henderson and Fiesta Rancho properties. In collaboration with regulators and government officials, we are developing detailed plans for conducting our operations in compliance with state-mandated occupancy and social distancing restrictions. Our plans include various protocols designed to ensure the safety of our guests and employees, which may include reconfiguration of our slot machine and table game seating, social distancing measures at our restaurants and entertainment venues, personal protective equipment requirements for our employees and guests, temperature checks, disinfection protocols and other measures.
For the three months ended March 31, 2020 as compared to the prior year period, we experienced decreased revenue and operating income across all areas of our business due to the COVID-19 pandemic, primarily due to the mandatory closures in mid-March. We expect that the ongoing closures of our properties during the second quarter of 2020 will cause our results of operations for the second quarter of 2020 to be more unfavorable than those for the first quarter of 2020. In addition, we anticipate that for the remainder of the year, and potentially thereafter, our results of operations will be negatively impacted by the economic and social effects of the COVID-19 pandemic, as well as the anticipated operational restrictions that may remain in place. While we have taken steps to reduce our expenses and increase our cash position in an effort to mitigate these and potential future decreases, we continue to have significant fixed and variable expenses that will impact our cash position and profitability. In March 2020, we drew $997.5 million under our revolving credit facility to secure our liquidity position and preserve financial flexibility. See Liquidity and Capital Resources for additional information. In addition, on May 1, 2020 we announced staffing reductions that affected approximately 39% of our full-time workforce.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity and other government programs to support companies and employees affected by the COVID-19 pandemic. We expect to recognize some benefit from the CARES Act, including significant federal retention tax credits of up to $5,000 per employee for the wages and health insurance we continue to provide to team members not providing services, a deferral of employer social security taxes for the remainder of 2020, 50% of which is payable by December 2021 and the remainder payable by December 2022, and additional bonus depreciation related to qualified improvement property placed in service in 2018 and 2019. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify.
Overview
Red Rock was formed as a Delaware corporation in September 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort on behalf of a

Native American tribe. We own all of the outstanding voting interests in Station LLC and have an indirect interest in Station LLC through our ownership interest in Station Holdco LLC (“Station Holdco”), which owns all of the economic interests in Station LLC. In May 2016, we completed an initial public offering and used the proceeds to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”), and outstanding LLC Units from existing members of Station Holdco.
At March 31, 2020, we held 61% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
The United States economy and the economy in the Las Vegas metropolitan area have been significantly affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. From the period March 15, 2020 to May 2, 2020, Clark County, Nevada had over 342,000 initial claims of unemployment filed.
As a result of COVID-19 and the mandated closure of our properties on March 17, 2020, our year over year operating results are not comparable. Further, our operating results for the prior year period were impacted by construction disruption and costs associated with the redevelopment project at Palms, which was completed in the third quarter of 2019.
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
As our customers are primarily Las Vegas residents, our hold percentages are generally consistent from period to period. Notwithstanding the impact of the COVID-19 pandemic, fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.
Food and beverage revenue measures:

•	Average guest check is a measure of food sales volume and product offerings at our restaurants, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.

•	Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2020	2019
Net revenues	$377,388	$447,022	(15.6)%
Operating income	2,706	66,145	(95.9)%

Casino revenues	208,267	244,933	(15.0)%
Casino expenses	83,275	82,940	0.4%
Margin	60.0%	66.1%

Food and beverage revenues	88,331	104,933	(15.8)%
Food and beverage expenses	92,486	92,236	0.3%
Margin	(4.7)%	12.1%

Room revenues	40,076	48,075	(16.6)%
Room expenses	20,673	20,196	2.4%
Margin	48.4%	58.0%

Other revenues	21,357	25,922	(17.6)%
Other expenses	9,634	11,859	(18.8)%

Management fee revenue	19,357	23,159	(16.4)%

Selling, general and administrative expenses	101,273	99,065	2.2%
Percent of net revenues	26.8%	22.2%

Depreciation and amortization	58,534	50,853	15.1%
Write-downs and other charges, net	8,807	23,728	n/m
Interest expense, net	(36,058)	(37,438)	(3.7)%
Loss on extinguishment/modification of debt, net	(11,411)	(302)	n/m
Change in fair value of derivative instruments	(20,010)	(6,638)	n/m
Provision for income tax	(113,185)	(1,919)	n/m
Net (loss) income attributable to noncontrolling interests	(25,601)	8,961	n/m
Net (loss) income attributable to Red Rock	(152,199)	11,323	n/m
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

Net Revenues. Net revenues for the three months ended March 31, 2020 decreased by $69.6 million as compared to the prior year period. The decrease in net revenues was due to the temporary closure of all of our properties as a result of the COVID-19 pandemic.
Operating Income. Operating income for the three months ended March 31, 2020 decreased by $63.4 million as compared to the prior year period. The decrease was primarily a result of the decline in net revenues due to our temporary property closures and additional payroll and related costs that were recognized as of March 31, 2020 due to the continuation of pay and benefits to our employees. Upon the closure of our properties in March, we committed that we would continue to offer regular pay and health benefits to all of our full-time team members through April 30, 2020. Subsequently, this date was extended through May 16, 2020. Additionally, our operating income during 2020 was impacted by higher costs at Palms with additional restaurants, bars and other amenities opened as part of the completion of the redevelopment project in the third quarter of 2019. Other factors impacting operating income are discussed below.
Casino.  Casino revenues decreased by 15.0% for the three months ended March 31, 2020 as compared to the prior year period. Property closures led to decreased volume across all major categories of gaming operations. Casino expenses increased for the three months ended March 31, 2020 primarily due to additional payroll and related costs during the current year period.
Food and Beverage.  Food and beverage includes restaurants, bars and catering at all of our Las Vegas properties. For the three months ended March 31, 2020, food and beverage revenue decreased by 15.8% as compared to the prior year period due to the property closures. For the three months ended March 31, 2020, food and beverage expense increased as compared to the prior year period, primarily due to additional payroll and related costs.
Room.  Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2020	2019
Occupancy	82.7%	87.7%
Average daily rate	$132.52	$131.38
Revenue per available room	$109.55	$115.17
For the three months ended March 31, 2020, room revenues decreased by 16.6% as compared to the prior year period due to the property closures and a decrease in travel and demand for rooms amid the COVID-19 pandemic. Room expenses increased for the three months ended March 31, 2020, as compared to the prior year period, primarily due to additional payroll and related costs.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses decreased for the three months ended March 31, 2020 as compared to the prior year period, as the property closures have reduced business volume.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For the three months ended March 31, 2020 as compared to the prior year period, management fee revenue decreased by 16.4% to $19.4 million due to the temporary closure of Graton Resort. Our agreement to manage Graton Resort was originally scheduled to expire in November 2020. The management agreement provides that its term and expiration date will be extended as a result of the closure; the length of such extension has not yet been determined.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2020, SG&A expenses increased by $2.2 million, as compared to the prior year period, primarily due to increased payroll and related costs. As a percentage of net revenue, SG&A expenses increased by 4.6 percentage points for the three months ended March 31, 2020, as compared to the prior year period, primarily due to lower net revenues.
Depreciation and Amortization.  For the three months ended March 31, 2020, depreciation and amortization expense increased to $58.5 million, as compared to $50.9 million for the prior year period. The increase was primarily due to additional portions of the Palms redevelopment project being placed into service in April 2019.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, preopening and redevelopment, severance, business innovation and technology enhancements and non-routine expenses. For the three months ended March 31, 2020, write-downs and other charges, net totaled $8.8 million, which included net losses on asset disposals, contract termination costs and other expenses related to various technology projects, as well as severance. For the three months ended March 31, 2019, write-downs and other charges, net totaled $23.7 million, which included $20.6 million in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
Interest Expense, net.  Interest expense, net decreased to $36.1 million for the three months ended March 31, 2020, as compared to $37.4 million for the prior year period. The decrease in interest expense was primarily due to lower variable interest rates on our credit facility due to a decrease in LIBOR, partially offset by higher outstanding indebtedness. Interest rates have decreased in the current year period in response to current economic and growth uncertainty surrounding the COVID-19 pandemic. Additional information about long-term debt is included in Note 7 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three months ended March 31, 2020 and 2019, we recorded $11.4 million and $0.3 million, respectively, of loss on extinguishment/modification of debt, net, primarily resulting from amendments to the credit facility in February 2020 and February 2019, respectively. See Note 7 for additional information.
Change in Fair Value of Derivative Instruments. During the three months ended March 31, 2020, we recognized a net loss of $20.0 million in the fair value of our interest rate swaps, as compared to a net loss of $6.6 million for the prior year period. Fluctuations in the fair value of our interest rate swaps are primarily due to downward movements in the forward interest rate curve during the current year period.
Provision for Income Tax. For the three months ended March 31, 2020, we recognized income tax expense of $113.2 million related to the establishment of a full valuation allowance on our deferred tax assets as our ability to realize the benefit has been negatively impacted as a result of the economic downturn and uncertainty caused by the COVID-19 pandemic. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income nor benefit from a taxable loss. Due to these factors our effective tax rate of (175.17)% for the three months ended March 31, 2020 was less than the statutory rate. The provision for income tax was $1.9 million for the three months ended March 31, 2019.
Net (Loss) Income Attributable to Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 represented the portion of net (loss) income attributable to the ownership interest in Station Holdco not held by us. The net loss in the current year period was due to the COVID-19 pandemic and resulting temporary closure of all of our properties.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2020 and 2019 for our two reportable segments and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2020	2019
Net revenues
Las Vegas operations	$356,465	$422,370
Native American management	19,260	22,996
Reportable segment net revenues	375,725	445,366
Corporate and other	1,663	1,656
Net revenues	$377,388	$447,022

Net (loss) income	$(177,800)	$20,284
Adjustments
Depreciation and amortization	58,534	50,853
Share-based compensation	4,053	3,853
Write-downs and other charges, net	8,807	23,728
Interest expense, net	36,058	37,438
Loss on extinguishment/modification of debt, net	11,411	302
Change in fair value of derivative instruments	20,010	6,638
Provision for income tax	113,185	1,919
Other	42	69
Adjusted EBITDA	$74,300	$145,084

Adjusted EBITDA
Las Vegas operations	$68,485	$134,754
Native American management	17,601	21,476
Reportable segment Adjusted EBITDA	86,086	156,230
Corporate and other	(11,786)	(11,146)
Adjusted EBITDA	$74,300	$145,084

Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, redevelopment and preopening expenses, severance, business innovation and technology enhancements), interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other.
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
Beginning in the first quarter of 2020, we changed our methodology for allocating certain corporate technology expenses to our reportable segments. Historically, all technology costs incurred at the corporate level were allocated to our operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. For the three months ended March 31, 2020 and 2019, such corporate technology expenses were $4.4 million and $4.3 million, respectively. The amount for the prior year period has been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.
Holding Company Financial Information
The indentures governing the 5.00% Senior Notes and 4.50% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes payable or receivable by the Holding Company and the liability relating to the tax receivable agreement (“TRA”).
At March 31, 2020, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.3 million that is solely an asset of the Holding Company, partially offset by liabilities that are solely the Holding Company’s, consisting of a $27.1 million liability under the TRA and $0.9 million of other current liabilities. At December 31, 2019, the Holding Company had cash of $0.2 million and a net deferred tax asset of $113.2 million, partially offset by liabilities that are solely the Holding Company’s, consisting of a $25.1 million liability under the TRA and $0.8 million of other net current liabilities.
For the three months ended March 31, 2020 and 2019, the Holding Company recognized net losses of $113.2 million and $1.9 million, respectively, primarily representing provision for income tax.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A—Risk Factors in this Quarterly Report on Form 10-Q.
All of our Las Vegas casino properties have been closed since March 17, 2020 as a result of a statewide order mandating the closure of Nevada casinos in response to the COVID-19 pandemic. Our managed property, Graton Resort, also has been closed since March 17, 2020. Although we have taken steps to reduce our operating costs while our casinos are closed, we continue to have substantial payment obligations with respect to expenses that cannot be eliminated notwithstanding the closure of our casinos, including payments with respect to our outstanding indebtedness, taxes, insurance, salaries, wages and employee benefits. To increase our cash position and preserve financial flexibility in light of uncertainty in the global markets, on March 12, 2020, Station LLC borrowed $997.5 million under its revolving credit facility. At March 31, 2020, Station LLC’s borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $29.8 million, which was net of $997.5 million in outstanding borrowings and $3.8 million in outstanding letters of credit.
Following the reopening of our properties, our primary capital requirements are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for the remainder of 2020 are expected to include required principal and interest payments on Station LLC’s indebtedness, totaling $19.6 million and $121.8 million, respectively, and approximately $20.0 million to $30.0 million for maintenance capital expenditures. We expect to use cash on hand and, when we are permitted to reopen, cash generated from operations to meet such obligations. At March 31, 2020, we had $1.09 billion in cash and cash equivalents.
We expect that cash on hand and any cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets, all of which may be adversely impacted by the COVID-19 pandemic. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
On February 7, 2020, we amended Station LLC’s credit facility to, among other things, (i) increase the borrowing availability under the revolving credit facility by $135.1 million to $1.03 billion, (ii) extend the maturity date for term loans A and B and the revolving credit facility to February 7, 2025, February 7, 2027, and February 7, 2025, respectively, (iii) reduce the interest rates under the term loan B by 25 basis points and (iv) increase the consolidated total leverage ratios by 0.50x, the achievement of which will result in an interest rate step-down for the term loan A and the revolving credit facility. We also issued $750.0 million in aggregate principal amount of 4.50% senior notes due 2028 pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. See Note 7 to the Condensed Consolidated Financial Statements for more information.
We are obligated to make payments under the TRA, which is described in Note 13 to the Condensed Consolidated Financial Statements. At March 31, 2020, such obligations with respect to previously consummated transactions totaled $27.1 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through March 31, 2020, no repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$47,884	$54,605
Investing activities	(31,288)	(157,168)
Financing activities	945,729	97,304
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
For the three months ended March 31, 2020, net cash provided by operating activities was $47.9 million as compared to $54.6 million for the prior year period. Operating cash flows were negatively impacted by the closure of our properties on March 17, 2020 as a result of the COVID-19 pandemic.
Cash Flows from Investing Activities
For the three months ended March 31, 2020, cash paid for capital expenditures totaled $30.8 million. During the three months ended March 31, 2019, capital expenditures were $160.0 million, which primarily were related to the redevelopment project at Palms.

Cash Flows from Financing Activities
During the three months ended March 31, 2020, we incurred net borrowings under the revolving credit facility of $557.5 million, which were primarily held to secure our liquidity position and preserve financial flexibility. In addition, we issued $750.0 million in principal amount of 4.50% senior notes due 2028 and repaid $330.8 million of outstanding borrowings under our term loans. We also paid $7.1 million in dividends to Class A common shareholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $19.4 million in fees and costs related to the amendment of the credit facility and new senior notes.
During the three months ended March 31, 2019, we incurred net borrowings under the revolving credit facility of $116.3 million. We also completed an amendment to our credit facility and paid $2.5 million in related fees and costs. In addition, we paid $7.0 million in dividends to Class A common shareholders and $4.7 million in cash distributions, primarily to the noncontrolling interest holders of Station Holdco.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. As described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, the amendment of the credit facility in February 2020 included changes to certain financial ratio covenants that Station LLC is required to maintain throughout the term of the facility. During the three months ended March 31, 2020, there were no other changes to the covenants included in the credit facility or the indentures governing the senior notes. At March 31, 2020, Station LLC’s interest coverage ratio was 6.36 to 1.00 and its consolidated total leverage ratio was 4.16 to 1.00, both as defined in the credit facility. We believe that as of March 31, 2020, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes. However, our ability to remain in compliance with such covenants will be negatively impacted if the period of casino closures is prolonged or if our business does not return to expected levels following reopening of our casino properties.
As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to provide liquidity if the COVID-19 pandemic, measures implemented to curtail its spread, changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. In addition, such covenants and restrictions may limit our ability to compete effectively or to take advantage of new business opportunities. Further, our ability to comply with covenants and restrictions contained in the agreements governing our indebtedness may be adversely affected by general economic conditions and industry conditions resulting from COVID-19 related preventative or protective actions.
Failure to satisfy the covenants contained the credit agreements, indentures or other agreements governing our indebtedness would require us to seek waivers or amendments of the debt covenants. There can be no assurance that we will be able to obtain required waivers or amendments, as such matters depend, in part, on factors outside of our control. If we fail to satisfy our covenants and are unable to obtain such waivers or amendments, our creditors could exercise remedies under the applicable documents governing such indebtedness, including acceleration of such indebtedness.
Off-Balance Sheet Arrangements
At March 31, 2020, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 8 to the Condensed Consolidated Financial Statements. At March 31, 2020, we had outstanding letters of credit totaling $3.8 million.
Contractual Obligations
During the three months ended March 31, 2020, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the February 2020 amendment to Station LLC’s credit facility, the issuance of $750.0 million in aggregate principal amount of 4.50% senior notes due 2028 and a $557.5 million increase in outstanding indebtedness under the revolving credit facility. These transactions are described in Note 7 to the Condensed Consolidated Financial Statements.

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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended in June 2019. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 7 to the Condensed Consolidated Financial Statements. Material changes to the terms of our indebtedness during the three months ended March 31, 2020 are described therein and include the February 2020 amendment to Station LLC’s credit facility and the issuance of $750.0 million in aggregate principal amount of 4.50% senior notes due 2028.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 8 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.
Forward-looking Statements
The outbreak of COVID-19 has resulted in the closure of all of our casino properties and all other casino properties located in Nevada. The expected duration of the closure of our casino properties and the impact of COVID-19 and measures instituted to curtail COVID-19 on our results of operations, the economy and discretionary spending cannot be estimated at this time. However, the outbreak of COVID-19 and measures to implement social distancing have caused, and will likely continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular. In addition, even after our casinos are permitted to reopen, we expect that our operations will be negatively impacted by diminished consumer confidence and discretionary spending and by social distancing measures applicable to our gaming and entertainment venues.
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business includes, without limitation, the extent and duration of the impact of the COVID-19 pandemic on the Company’s business, financial results and liquidity; the duration of the closure of the Company’s properties; the impact and cost of new operating procedures expected to be implemented upon reopening of the Company’s properties; the impact of actions that the Company has undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic; the impact of the COVID-19 pandemic, and resulting unemployment and changes in general economic conditions on discretionary spending and consumer demand; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies (including the current government-mandated property closures); risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2020. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
In addition to the information set forth below, refer to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 outbreak has resulted in the temporary closure of our casino properties, which has negatively impacted our results of operations, cash flows and liquidity. Such negative impacts could continue for an extended period of time and may worsen.
On March 13, 2020, in response to the COVID-19 pandemic the United States government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials implemented social distancing and sheltering-in-place requirements and, on March 17, 2020, Nevada Governor Steve Sisolak ordered the temporary closure of all casinos in the State of Nevada. As a result, all of our properties have been closed since March 17, 2020.
While the closure of our casino properties is expected to be temporary, we cannot estimate the impact of the COVID-19 pandemic on our future financial results or cash flows, in part due to our inability to reasonably estimate the duration of the closure of our properties and the range of factors that will influence our results of operations once our properties reopen. At such time as is permitted by government authorities, we expect that we will initially reopen Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station as well as our Wildfire properties and assess the performance of such properties before reopening our remaining properties. Some portion of our properties may remain closed for an extended period even if they are permitted to reopen under applicable governmental regulations and directives. Our future financial results and cash flows will be impacted by a number of factors that are beyond our control, including the duration and extent of shelter-in-place and social distancing measures, the impact of such measures on our ability to reopen and operate our casinos profitably and our ability to adjust our cost structure to mitigate the impact of the COVID-19 pandemic on our business and results of operations. Government and health authorities may implement new or extend existing restrictions, impose restrictions on travel and business operations and advise or require individuals to limit time spent outside of their homes, further delaying or interrupting our business. In addition, we anticipate that social distancing measures will result in new restrictions on our operations following the time that our casinos reopen, requiring a reconfiguration of our gaming floor to limit the number of customers present in our facilities or within certain areas and reduced gaming operations, implementation of additional health and safety measures, such as enhanced cleaning protocols, temperature checks and use of face masks, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events that would otherwise attract customers to our properties.
COVID-19 has materially adversely affected the economy and financial markets of the United States and the world and has resulted in widespread unemployment in the United States. We are particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities which bring demand for casino hotel properties such as ours. We also expect that visitation to our casino hotel properties will be impacted by travel restrictions or warnings and consumer concerns about visiting public places. The duration and impact of the economic downturn, widespread unemployment and consumer fears on overall customer demand and on our properties cannot reasonably be determined but may be protracted and could have a material adverse impact on our business and results of operations.
In addition, future outbreaks of COVID-19 or other public health emergencies may result in the implementation of additional social distancing measures that could cause future closures of our casinos and disruption to our business. Such future disruption could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact that the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

As a result of the COVID-19 pandemic, we have implemented aggressive cost reduction and efficiency improvement measures, which could adversely affect the loyalty of our guests and our ability to attract and retain employees.
We have taken steps to reduce our operating costs and improve efficiencies, including implementing staffing reductions that affected approximately 39% of our full-time workforce, as a result of our property closures and the ongoing uncertainty surrounding the COVID-19 pandemic, and we may undertake additional steps in the future. Such steps may harm our reputation by adversely impacting guest loyalty and our ability to attract and retain employees. When the COVID-19 pandemic subsides, we may experience difficulties in resuming normal operations if employees impacted by our staffing reductions find new employment or elect not to return to work with us.
Our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and our liquidity may be negatively impacted by the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence.
We rely on our casino operations as a primary source of income and operating cash flows to remain in compliance with covenants contained in the documents governing our outstanding indebtedness. At March 31, 2020 we were in compliance with such covenants; however, our ability to remain in compliance with the covenants contained in such agreements may be negatively impacted if the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business . Failure to satisfy such debt covenants would require us to seek waivers or amendments of such covenants. If we are unable to obtain such waivers or amendments, our creditors would be entitled to exercise remedies under the documents governing such obligations, including acceleration of the outstanding principal amount of such indebtedness. In addition, while we believe that our cash on hand will be sufficient to provide liquidity to meet our obligations during the current period that our operations are impacted by the COVID-19 pandemic, a protracted period of closure of our casinos or a failure of our business to return to expected levels upon the reopening of our casinos could impact our ability to make required payments under our outstanding indebtedness or other obligations.
In addition, we may be unable to raise additional debt or equity financing to provide liquidity if the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In February and March 2020, we issued an aggregate of 241,566 and 400,000 shares, respectively, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
In March 2020, we repurchased 6,555 shares of Class A common stock in satisfaction of tax withholding obligations on vested restricted stock at an average price of approximately $10.44 per share, for a total purchase price of approximately $68,400. The shares were retired upon repurchase. These repurchases were not part of the Company’s equity repurchase program.
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits

(a)	Exhibits
No. 4.1—Indenture dated as of February 7, 2020 among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 7, 2020.)
No. 10.1—Incremental Joinder Agreement No. 6 and Sixth Amendment to Credit Agreement dated as of February 7, 2020 among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 7, 2020.)
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

RED ROCK RESORTS, INC., Registrant

Date:	May 19, 2020	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)