Form 10-Q/A
period 2020-03-31
Red Rock Resorts, Inc.
filed 2020-05-22
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Red Rock Resorts, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2020 (the “Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 11, 2020 (the “Form 8-K”) and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) relied on the relief provided by the Order in connection with the filing of the Form 10-Q and (ii) the Form 10-Q was delayed because the need to address the immediate and evolving impacts of COVID-19 on the Company’s business and operations had slowed the Company’s normal quarterly close and financial reporting and review processes related to its Form 10-Q. As indicated above, the Company filed the Form 10-Q on May 20, 2020 which was within the timetable stated in the Form 8-K and the Order.
This Amendment does not modify or update in any way the disclosures contained in the Form 10-Q other than as set forth above.

Item 6.    Exhibits

(a)	Exhibits
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	May 21, 2020	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)