Form 10-Q
period 2020-06-30
Red Rock Resorts, Inc.
filed 2020-08-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Class A Common Stock, $0.01 par value	71,227,537
Class B Common Stock, $0.00001 par value	46,085,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270,124	$128,835
Restricted cash	4,360	4,080
Receivables, net	51,567	56,683
Inventories	14,423	17,765
Prepaid gaming tax	21,179	24,424
Prepaid expenses and other current assets	16,152	17,641
Assets held for sale	32,202	32,202
Total current assets	410,007	281,630
Property and equipment, net of accumulated depreciation of $1,131,427 and $1,030,088 at June 30, 2020 and December 31, 2019, respectively	2,968,885	3,061,762
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $59,187 and $54,831 at June 30, 2020 and December 31, 2019, respectively	104,150	108,506
Land held for development	238,440	238,440
Investments in joint ventures	7,766	8,867
Native American development costs	19,220	18,749
Deferred tax asset, net	—	113,185
Other assets, net	83,208	87,372
Total assets	$4,027,352	$4,114,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,986	$33,970
Accrued interest payable	20,793	7,477
Other accrued liabilities	141,449	200,560
Current portion of long-term debt	20,174	33,989
Total current liabilities	201,402	275,996
Long-term debt, less current portion	3,265,913	2,999,302
Other long-term liabilities	53,475	31,228
Payable pursuant to tax receivable agreement	27,409	25,064
Total liabilities	3,548,199	3,331,590
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 71,227,537 and 70,465,422 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	712	705
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,085,804 and 46,827,370 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	383,246	376,229
(Accumulated deficit) retained earnings	(106,420)	124,423
Accumulated other comprehensive loss	(1,382)	(641)
Total Red Rock Resorts, Inc. stockholders’ equity	276,157	500,717
Noncontrolling interest	202,996	281,880
Total stockholders’ equity	479,153	782,597
Total liabilities and stockholders’ equity	$4,027,352	$4,114,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (amounts in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Casino	$75,608	$245,268	$283,875	$490,201
Food and beverage	14,985	137,791	103,316	242,724
Room	5,491	49,311	45,567	97,386
Other	6,446	26,905	27,803	52,827
Management fees	5,940	23,593	25,297	46,752
Net revenues	108,470	482,868	485,858	929,890
Operating costs and expenses:
Casino	31,625	87,716	114,900	170,656
Food and beverage	22,424	140,155	114,910	232,391
Room	6,402	20,559	27,075	40,755
Other	3,058	13,674	12,692	25,533
Selling, general and administrative	65,232	110,602	166,505	209,667
Depreciation and amortization	57,924	55,835	116,458	106,688
Write-downs and other charges, net	15,466	8,846	24,273	32,574
	202,131	437,387	576,813	818,264
Operating (loss) income	(93,661)	45,481	(90,955)	111,626
(Losses) earnings from joint ventures	(572)	521	(370)	1,026
Operating (loss) income and (losses) earnings from joint ventures	(94,233)	46,002	(91,325)	112,652
Other (expense) income:
Interest expense, net	(33,980)	(40,981)	(70,038)	(78,419)
Gain (loss) on extinguishment/modification of debt, net	11,164	—	(247)	(302)
Change in fair value of derivative instruments	(1,250)	(12,958)	(21,260)	(19,596)
Other	(118)	(83)	(162)	(152)
	(24,184)	(54,022)	(91,707)	(98,469)
(Loss) income before income tax	(118,417)	(8,020)	(183,032)	14,183
Benefit (provision) for income tax	—	953	(113,185)	(966)
Net (loss) income	(118,417)	(7,067)	(296,217)	13,217
Less: net (loss) income attributable to noncontrolling interests	(46,875)	(3,221)	(72,476)	5,740
Net (loss) income attributable to Red Rock Resorts, Inc.	$(71,542)	$(3,846)	$(223,741)	$7,477

(Loss) earnings per common share (Note 14):
(Loss) earnings per share of Class A common stock, basic	$(1.01)	$(0.06)	$(3.19)	$0.11
(Loss) earnings per share of Class A common stock, diluted	$(1.01)	$(0.06)	$(3.19)	$0.10
Weighted-average common shares outstanding:
Basic	70,518	69,556	70,240	69,477
Diluted	70,518	69,556	70,240	116,715

Comprehensive (loss) income	$(118,981)	$(7,798)	$(297,443)	$11,741
Less: comprehensive (loss) income attributable to noncontrolling interests	(47,100)	(3,514)	(72,962)	5,146
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(71,881)	$(4,284)	$(224,481)	$6,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2020	71,141	$711	46,186	$1	$380,966	$(34,889)	$(1,040)	$249,130	$594,879
Net loss	—	—	—	—	—	(71,542)	—	(46,875)	(118,417)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(339)	(225)	(564)
Share-based compensation	—	—	—	—	3,592	—	—	—	3,592
Dividends	—	—	—	—	—	11	—	—	11
Forfeitures of restricted stock awards	(13)	—	—	—	—	—	—	—	—
Exchanges of noncontrolling interests for Class A common stock	100	1	(100)	—	398	—	—	(399)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(348)	—	—	—	(348)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,362)	—	(3)	1,365	—
Balances, June 30, 2020	71,228	$712	46,086	$1	$383,246	$(106,420)	$(1,382)	$202,996	$479,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2019	70,274	$703	46,884	$1	$367,039	$160,183	$641	$303,901	$832,468
Net loss	—	—	—	—	—	(3,846)	—	(3,221)	(7,067)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(438)	(293)	(731)
Share-based compensation	—	—	—	—	4,554	—	—	—	4,554
Distributions	—	—	—	—	—	—	—	(4,689)	(4,689)
Dividends	—	—	—	—	—	(7,020)	—	—	(7,020)
Forfeitures of restricted stock awards	(18)	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(6)	—	—	—	(163)	—	—	—	(163)
Stock option exercises, net	21	—	—	—	295	—	—	—	295
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,795)	—	2	1,793	—
Balances, June 30, 2019	70,271	$703	46,884	$1	$369,930	$149,317	$205	$297,491	$817,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(223,741)	—	(72,476)	(296,217)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(740)	(486)	(1,226)
Share-based compensation	—	—	—	—	7,649	—	—	—	7,649
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	—	—	(7,102)	—	—	(7,102)
Issuance of restricted stock awards, net of forfeitures	4	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(6)	—	—	—	(68)	—	—	—	(68)
Stock option exercises, net	24	—	—	—	485	—	—	—	485
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,108)	—	(2)	3,110	—
Balances, June 30, 2020	71,228	$712	46,086	$1	$383,246	$(106,420)	$(1,382)	$202,996	$479,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (amounts in thousands) (unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net income	—	—	—	—	—	7,477	—	5,740	13,217
Other comprehensive loss, net of tax	—	—	—	—	—	—	(882)	(594)	(1,476)
Share-based compensation	—	—	—	—	8,428	—	—	—	8,428
Distributions	—	—	—	—	—	—	—	(9,377)	(9,377)
Dividends	—	—	—	—	—	(14,029)	—	—	(14,029)
Issuance of restricted stock awards, net of forfeitures	406	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(14)	—	—	—	(376)	—	—	—	(376)
Stock option exercises, net	216	2	—	—	4,263	—	—	—	4,265
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,351)	—	4	4,347	—
Balances, June 30, 2019	70,271	$703	46,884	$1	$369,930	$149,317	$205	$297,491	$817,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(296,217)	$13,217
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	116,458	106,688
Change in fair value of derivative instruments	21,260	19,596
Reclassification of unrealized gain on derivative instruments into income	(1,302)	(1,476)
Write-downs and other charges, net	6,458	1,220
Amortization of debt discount and debt issuance costs	5,493	8,082
Share-based compensation	7,642	8,385
Losses (earnings) from joint ventures	370	(1,026)
Distributions from joint ventures	493	954
Loss on extinguishment/modification of debt, net	247	302
Deferred income tax	113,185	966
Changes in assets and liabilities:
Receivables, net	149	(1,992)
Inventories and prepaid expenses	8,102	(32,812)
Accounts payable	(14,398)	12,243
Accrued interest payable	13,316	1,118
Other accrued liabilities	(39,117)	7,656
Other, net	1,446	26
Net cash (used in) provided by operating activities	(56,415)	143,147
Cash flows from investing activities:
Capital expenditures, net of related payables	(41,278)	(271,599)
Proceeds from asset sales	370	248
Distributions in excess of earnings from joint ventures	310	142
Native American development costs	(232)	(657)
Net settlement of derivative instruments	(3,146)	7,803
Other, net	4,143	(4,565)
Net cash used in investing activities	(39,833)	(268,628)

RED ROCK RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,057,500	375,000
Payments under credit agreements with original maturity dates greater than three months	(1,535,877)	(240,106)
Proceeds from issuance of 4.50% Senior Notes	750,000	—
Cash paid for early extinguishment of debt	(8,228)	—
Proceeds from exercise of stock options	485	4,265
Distributions to noncontrolling interests	(4,620)	(9,377)
Dividends paid	(7,140)	(13,967)
Payment of debt issuance costs	(13,703)	(3,290)
Payments on other debt	(532)	(468)
Other, net	(68)	(676)
Net cash provided by financing activities	237,817	111,381
Increase (decrease) in cash, cash equivalents and restricted cash	141,569	(14,100)
Balance, beginning of period	132,915	118,258
Balance, end of period	$274,484	$104,158
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$270,124	$100,233
Restricted cash	4,360	3,925
Balance, end of period	$274,484	$104,158
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $2,745 capitalized, respectively	$54,268	$70,465
Cash paid for income taxes, net of refunds received	$—	$(65)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$10,126	$50,694
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2020, the Company held 61% of the economic interests and 100% of the voting power in Station Holdco, as well as 100% of the voting interest in Station LLC, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, and it may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The Company adopted this guidance beginning in the first quarter of 2020 and

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

elected to continue to assert probability of its hedging relationships regardless of any potential modifications in terms due to reference rate reform. The adoption did not have an impact on the Company’s financial position or results of operations.
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

2.    Impact of COVID-19
In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the spread of COVID-19, a statewide emergency order was issued mandating the closure of Nevada casinos. As a result, all of the Company’s Las Vegas properties were temporarily closed on March 17, 2020. As permitted under Phase 2 of Nevada’s COVID-19 response, on June 4, 2020, the Company reopened its Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, together with its Wildfire properties, subject to state-mandated occupancy and social distancing restrictions. The Company will assess the performance of the reopened properties before considering whether to reopen its Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties. The closures and occupancy and social distancing restrictions applicable to the Company’s reopened casinos have had, and are expected to continue to have, an adverse effect on the Company’s business and results of operations. The COVID-19 pandemic and related curtailment measures have had and will continue to have a detrimental impact on the United States and Las Vegas economies, including increased unemployment as well as reduced consumer confidence, discretionary spending and travel.
In addition, the Company’s managed property, Graton Resort, located in Northern California, was temporarily closed from March 17, 2020 through June 17, 2020. The Company’s agreements to manage Graton Resort were originally scheduled to expire in November 2020. The management agreements provide that their respective terms and expiration dates will be extended as a result of the closure; the length of such extension has not yet been determined.
The Company has taken steps to mitigate the effects of the COVID-19 pandemic, property closures, operating restrictions and economic downturn on its business and financial condition. In March 2020, Station LLC borrowed $997.5 million under its revolving credit facility in order to increase its cash position and preserve financial flexibility, of which $650.0 million was repaid in June 2020. The Company has also taken steps to reduce capital expenditures and operating expenses where possible, including staffing reductions in the quarter ended June 30, 2020. Based on these actions and financial assumptions regarding the impact of the COVID-19 pandemic on the Company’s operations, management believes the Company has sufficient liquidity to satisfy its obligations for the next twelve months.
3.    Indefinite-lived Intangibles, Long-lived Assets and Goodwill
During the first quarter of 2020, the economic effects of the COVID-19 pandemic described above had a significant adverse effect on the Company’s actual and projected operating results as well as its stock price. Management determined that those effects represented indicators of potential asset impairment. As a result, management performed interim impairment assessments as of March 31, 2020 for all of the Company’s indefinite-lived intangible assets, long-lived assets and goodwill. The impairment testing, which is discussed in the following paragraphs, resulted in the recognition of no impairment losses. Although the economic impacts of the COVID-19 pandemic are ongoing, management determined that there were no new indicators of impairment during the second quarter of 2020 and therefore no impairment testing was performed as of June 30, 2020. However, the Company cannot predict the future impact or duration of the negative effects of the COVID-19 pandemic and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.
The Company’s long-lived assets and goodwill are tested for impairment at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.     The valuations used by management to assess the Company’s assets for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating assets for impairment, management must make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used by management in evaluating the Company’s assets for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, management’s estimates and assumptions are likely to change as more information becomes available. Management believes that it has made reasonable estimates and judgments in performing its analysis in light of the unprecedented risks and uncertainties surrounding the COVID-19 pandemic. However, if actual results in future periods differ

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

materially from the Company’s projected results and the related assumptions utilized in management’s analysis, the Company could be required to recognize impairment losses in future periods.
Long-lived Assets
The Company’s business is capital intensive and a significant portion of its capital is invested in property and equipment and other long-lived assets. At June 30, 2020, the carrying amount of the Company’s long-lived assets, excluding goodwill and indefinite-lived intangible assets, was approximately $3.3 billion.
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
Management tested the Company’s long-lived assets for recoverability at March 31, 2020, and the estimated undiscounted future cash flows of all of the operating properties’ asset groups exceeded their carrying amounts. If the Company’s actual or projected operating results or cash flows decline in future periods, the Company could be required to recognize a long-lived asset impairment loss.
Goodwill and Indefinite-lived Intangibles
The Company tests its goodwill and indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. At June 30, 2020, the carrying amount of the Company’s goodwill totaled $195.7 million, of which approximately $169.9 million or 87% was associated with one of its operating properties. At June 30, 2020, the carrying amount of the Company’s indefinite-lived intangible assets totaled $77.5 million.
Management tested the Company’s indefinite-lived intangible assets, primarily representing its brands, for impairment as of March 31, 2020 by comparing the estimated fair values of the assets to their respective carrying amounts. Fair values were estimated using a derivation of the income approach to value, which is based on the present value of estimated royalties avoided through ownership of the assets. The primary inputs to the valuation of the Company’s brands are projected revenues and the discount rate, which is based on the weighted-average cost of capital of market participants, adjusted for a risk premium. Management concluded that no impairment of the Company’s brands had occurred because the carrying amount of each of the brands did not exceed its respective estimated fair value. If the growth and timing of the Company’s actual revenues do not meet management’s projections, or if management’s projections of future revenues decline, the Company could be required to recognize impairment losses for its brands in future periods.
Management tested the Company’s goodwill for impairment as of March 31, 2020 by comparing the estimated fair value of each of its operating properties with goodwill to the carrying amount of the property, including goodwill. The fair value of each property was estimated using discounted cash flow techniques and market indications of value. Management concluded that no goodwill impairment had occurred as of the testing date because the fair value of each of the Company’s properties with goodwill exceeded its carrying amount. At March 31, 2020, the estimated fair value of the property with the majority of the Company’s goodwill exceeded its carrying amount by approximately 27%. For all other properties with goodwill, their respective estimated fair values exceeded their carrying amounts. Management also performed a sensitivity analysis for each property with goodwill by increasing the discount rate and decreasing the projected operating results. Management noted that while the changes in these inputs reduced the excess of the fair value over the carrying amount, such changes would result in no impairment loss. However, if the excess of fair value over the carrying amount of any of the Company’s properties with goodwill declines by a significant amount in the future as a result of changes in actual and projected operating results or other internal or external economic factors, the Company could be required to recognize goodwill impairment losses in future periods.
4.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three and six months ended June 30, 2020, approximately 0.1 million and 0.7 million LLC Units, respectively, together with an equal number of Class B common shares held by noncontrolling interest holders, were exchanged for Class A common shares, which increased

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Red Rock’s ownership interest in Station Holdco. No Class B common shares and LLC Units were exchanged for Class A common shares during the three and six months ended June 30, 2019.
The ownership of the LLC Units is summarized as follows:

	June 30, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
Red Rock	71,227,537	60.7%	70,465,422	60.1%
Noncontrolling interest holders	46,085,804	39.3%	46,827,370	39.9%
Total	117,313,341	100.0%	117,292,792	100.0%

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through June 30, 2020, the Company has paid approximately $34.3 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2020, the carrying amount of the advances was $19.2 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2020. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at June 30, 2020 of each of the critical milestones necessary to complete the North Fork Project.

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
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, an appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions in the Supreme Court of California seeking review of the appellate court’s decision. In March 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. The United Auburn case was fully briefed in December 2017. Oral argument was held on June 2, 2020 and a decision is expected in August 2020.
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
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California (the “District Court”) alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act (“NEPA”) and the Clean Air Act (the “CAA”), and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. The Ninth Circuit heard oral argument on February 11, 2020 and in May 2020 rendered a decision affirming the grant of summary judgment on the Johnson Act issues and reversing and remanding for further proceedings the portion of the summary judgment decision relating to NEPA and the CAA. With respect to the portion of the case that was reversed and remanded, a briefing schedule has been established which has the briefing completed in November 2020.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Contract and customer-related liabilities:
Rewards Program liability	$21,238	$21,392
Advance deposits and future wagers	14,125	22,185
Unpaid wagers, outstanding chips and other customer-related liabilities	16,017	19,722
Other accrued liabilities:
Accrued payroll and related	32,388	57,438
Accrued gaming and related	12,443	27,490
Construction payables and equipment purchase accruals	11,563	27,462
Operating lease liabilities, current portion	3,502	3,646
Other	30,173	21,225
	$141,449	$200,560

7.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2020	December 31, 2019
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at June 30, 2020), net of unamortized discount and deferred issuance costs of $32.2 million at June 30, 2020	$1,490,024	$—
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (4.30% at December 31, 2019), net of unamortized discount and deferred issuance costs of $33.7 million at December 31, 2019	—	1,766,757
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.93% at June 30, 2020), net of unamortized discount and deferred issuance costs of $2.4 million at June 30, 2020	184,149	—
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.55% at December 31, 2019), net of unamortized discount and deferred issuance costs of $2.5 million at December 31, 2019	—	186,394
Term Loan A Facility due June 8, 2022, interest at a margin above LIBOR or base rate (3.80% at December 31, 2019), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2019	—	52,289
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.95% at June 30, 2020)	347,500	—
Revolving Credit Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.54% weighted average at December 31, 2019)	—	440,000
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $8.0 million at June 30, 2020	688,252	—
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $4.5 million and $5.0 million at June 30, 2020 and December 31, 2019, respectively	533,820	545,011
Other long-term debt, weighted-average interest of 3.83% at June 30, 2020 and December 31, 2019, net of unamortized discount and deferred issuance costs of $0.4 million at June 30, 2020 and December 31, 2019	42,342	42,840
Total long-term debt	3,286,087	3,033,291
Current portion of long-term debt	(20,174)	(33,989)
Total long-term debt, net	$3,265,913	$2,999,302

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
The Company evaluated the Credit Facility amendment on a lender-by-lender basis and accounted for the majority of the amendment as a debt modification. The Company capitalized $5.1 million in new costs, primarily lender fees, and recognized a loss on debt extinguishment and modification of $12.5 million, comprised of $8.8 million in new third-party costs incurred and $3.7 million of previously deferred costs.
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at June 30, 2020 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at June 30, 2020. The Company expects to remain in compliance with its debt covenants; however, if the current economic downturn persists, the Company may seek waivers or amendments from the lenders in order to avoid a potential covenant violation. A covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that the Company would be able to obtain waivers or amendments with acceptable terms or in a timely manner. Without such waivers or the ability to repay the outstanding borrowings, an event of default or acceleration of principal amounts due could occur, which would have a material adverse effect on the Company.
Revolving Credit Facility
At June 30, 2020, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $651.3 million, which was net of $347.5 million in outstanding borrowings and $32.3 million in outstanding letters of credit and similar obligations.
Senior Notes
On February 7, 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% senior notes due 2028 (“4.50% Senior Notes”) pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. The net proceeds of the sale of the 4.50% Senior Notes were used (i) to repay a portion of the amounts outstanding under the Credit Facility, (ii) to pay fees and costs associated with the offering and (iii) for general corporate purposes. Interest on the 4.50% Senior Notes will be paid every six months in arrears on February 15 and August 15, commencing on August 15, 2020.

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
During the second quarter of 2020, the Company repurchased $53.7 million in aggregate principal amount of its 4.50% Senior Notes and $11.7 million in aggregate principal amount of its 5.00% senior notes due 2025. These early debt repurchases resulted in a $12.0 million gain on extinguishment, which included purchase rate discounts as well as unamortized discount and deferred issuance costs on the retired principal amounts.
8.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Station LLC’s interest rate swaps each have one-year terms that run consecutively through July 2021, with predetermined fixed pay rates that increase with each new term to more closely align with the one-month LIBOR forward curve as of the trade date of the interest rate swap. At June 30, 2020, Station LLC’s interest rate swaps effective for the current one-year term had a weighted-average fixed pay rate of 1.73%, a combined notional amount of $1.4 billion and effectively converted $1.4 billion of Station LLC’s variable interest rate debt to a fixed rate of 3.88%. In July 2020, the final one-year term of the interest rate swaps commenced, the weighted-average fixed pay rate increased to 1.94% and the combined notional amount of the interest rate swaps was reduced to $1.3 billion.
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
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At June 30, 2020, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $24.1 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	June 30, 2020	December 31, 2019
Interest rate swaps not designated in hedge accounting relationships:
Other accrued liabilities	$311	$440
Other long-term liabilities	22,455	5,227

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Information about pretax gains and losses on derivative financial instruments is presented below (amounts in thousands):

Derivatives Not Designated in Hedge Accounting Relationships	Location of Loss on Derivatives Recognized in Income	Amount of Loss on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest rate swaps	Change in fair value of derivative instruments	$(1,250)	$(12,958)	$(21,260)	$(19,596)

Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss, are being amortized as a reduction of interest expense through July 2020 as the hedged interest payments occur. During the three months ended June 30, 2020 and 2019, $0.6 million and $0.7 million, respectively, in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the six months ended June 30, 2020 and 2019, $1.3 million and $1.5 million, respectively, in deferred net gains were similarly reclassified.
9.    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	June 30, 2020	December 31, 2019	Level of Fair Value Hierarchy
Liabilities
Interest rate swaps	$22,766	$5,667	Level 2 - Significant unobservable inputs

The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial assets measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2020	December 31, 2019
Aggregate fair value	$3,037	$3,109
Aggregate carrying amount	3,286	3,033

The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
10.    Stockholders’ Equity
On May 19, 2020, the Company announced that its Board of Directors had suspended the payment of dividends for the remainder of 2020. Accordingly, during the three months ended June 30, 2020, the Company paid no dividend. During the six months ended June 30, 2020, the Company declared and paid a cash dividend of $0.10 per share of Class A common stock. During the three and six months ended June 30, 2019, the Company declared and paid cash dividends of $0.10 and $0.20 per share of Class A common stock, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Changes in Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss, net of tax and noncontrolling interest, by component for the six months ended June 30, 2020 (amounts in thousands):

	Accumulated Other Comprehensive Loss
	Unrealized gains on interest rate swaps, net of tax	Unrecognized pension liability, net of tax	Total
Balances, December 31, 2019	$(174)	$(467)	$(641)
Amounts reclassified into income	(786)	46	(740)
Net current-period other comprehensive (loss) income	(786)	46	(740)
Exchanges of noncontrolling interests for Class A common stock	1	—	1
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2)	—	(2)
Balances, June 30, 2020	$(961)	$(421)	$(1,382)

Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to Red Rock Resorts, Inc.	$(71,542)	$(3,846)	$(223,741)	$7,477
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	399	—	4,412	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,365)	(1,793)	(3,110)	(4,347)
Net transfers (to) from noncontrolling interests	(966)	(1,793)	1,302	(4,347)
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$(72,508)	$(5,639)	$(222,439)	$3,130

11.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.7 million shares were available for issuance at June 30, 2020.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2020	712,447	$26.75	7,396,507	$25.79
Activity during the period:
Granted	19,290	27.22	—	—
Vested/exercised	(83,970)	22.76	(24,022)	20.19
Forfeited or expired	(16,208)	28.15	(407,909)	27.31
Outstanding at June 30, 2020	631,559	$27.26	6,964,576	$25.72

The Company recognized share-based compensation expense of $3.6 million and $7.6 million for the three and six months ended June 30, 2020, respectively, and $4.5 million and $8.4 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020, unrecognized share-based compensation cost was $32.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
12.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as net losses on asset disposals, redevelopment and preopening expenses, severance, business innovation and technology enhancements.
For the three and six months ended June 30, 2020, write-downs and other charges, net were $15.5 million and $24.3 million, respectively, which included net losses on asset disposals, severance, incremental expenses related to the COVID-19 pandemic, and contract termination costs and other expenses related to various technology projects. For the three and six months ended June 30, 2019, write-downs and other charges, net were $8.8 million and $32.6 million, respectively, which included $4.7 million and $25.3 million, respectively, in redevelopment and preopening expenses at Palms, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
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
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 0.0% and (61.8)%, respectively, including discrete items, as compared to 11.9% and 6.8% for the three and six months ended June 30, 2019. The Company’s effective tax rate for the three and six months ended June 30, 2020 as compared to the 21% statutory rate was primarily impacted by a full valuation allowance established against the deferred tax assets (“DTAs”). Other items impacting the effective tax rate include a rate detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not benefit from the portion of Station Holdco’s losses attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.
As a result of the Company’s 2016 initial public offering (“IPO”) and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that the Company’s deferred tax assets will be realized. As a result of the economic downturn and uncertainty caused by the COVID-19 pandemic on its current operating results and the considerable uncertainty that remains in the future, the Company determined it was more likely than not that the deferred tax assets will not be realized.
Historically, the Company recorded a full valuation allowance on the DTA related only to the LLC Units issued in the IPO and reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at June 30, 2020 and December 31, 2019, the valuation allowance was $177.9 million and $39.9 million, respectively.
The Company recorded $5.9 million of unrecognized tax benefits as of June 30, 2020. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files income tax returns in federal and state jurisdictions. The Company is under federal audit for the 2016 and 2017 tax years. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes.
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
At June 30, 2020 and December 31, 2019, the Company’s liability under the TRA was $27.4 million and $25.1 million, respectively, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the three and six months ended June 30, 2020, exchanges of LLC Units resulted in increases in the amounts payable under the TRA liability of $0.3 million and $2.3 million, respectively, which were recorded through stockholders’ equity. No LLC Units were exchanged during the three and six months ended June 30, 2019.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. For the three and six months ended June 30, 2020, and for the three months ended June 30, 2019, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive. Dilutive shares included in the calculation of diluted earnings per share for the six months ended June 30, 2019 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(118,417)	$(7,067)	$(296,217)	$13,217
Less: net loss (income) attributable to noncontrolling interests	46,875	3,221	72,476	(5,740)
Net (loss) income attributable to Red Rock, basic	(71,542)	(3,846)	(223,741)	7,477
Effect of dilutive securities	—	—	—	4,534
Net (loss) income attributable to Red Rock, diluted	$(71,542)	$(3,846)	$(223,741)	$12,011

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average shares of Class A common stock outstanding, basic	70,518	69,556	70,240	69,477
Effect of dilutive securities	—	—	—	47,238
Weighted-average shares of Class A common stock outstanding, diluted	70,518	69,556	70,240	116,715

The calculation of diluted (loss) earnings per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at June 30, 2020 and 2019, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares issuable in exchange for Class B common stock and LLC Units	46,086	46,884	46,086	—
Shares issuable upon exercise of stock options	6,965	5,802	6,965	5,802
Shares issuable upon vesting of restricted stock	632	283	632	283

Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

15.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,318	$1,282	$2,641	$2,564
Short-term lease cost	485	2,087	1,135	3,901
Variable lease cost	1,446	7,023	7,410	13,807
Total lease expense	$3,249	$10,392	$11,186	$20,272

Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$13,480	$13,099

Operating lease liabilities:
Current portion	$3,502	$3,646
Noncurrent portion	11,884	10,675
Total operating lease liabilities	$15,386	$14,321

Weighted-average remaining lease term - operating leases	30.9 years	33.5 years
Weighted-average discount rate - operating leases	5.28%	5.40%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,613	$3,185
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,290	$—

Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2020 are as follows (amounts in thousands):

Year Ending December 31,
2020 (a)	$2,790
2021	3,187
2022	1,657
2023	862
2024	727
Thereafter	43,207
Total future lease payments	52,430
Less imputed interest	(37,044)
Total operating lease liabilities	$15,386
____________________________________

(a)	Amount represents minimum lease payments for the remainder of the year.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Lessor
For the three and six months ended June 30, 2020, revenue from tenant leases was $2.5 million and $7.6 million, respectively, and for the three and six months ended June 30, 2019, revenue from tenant leases was $6.3 million and $12.1 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. At June 30, 2020, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 21 years.
The following table presents undiscounted future minimum rentals to be received under operating leases as of June 30, 2020 (amounts in thousands):

Year Ending December 31,
2020 (a)	$3,674
2021	9,441
2022	6,852
2023	5,511
2024	4,664
Thereafter	11,445
$41,587
____________________________________

(a)	Amount represents minimum rentals to be received for the remainder of the year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues
Las Vegas operations:
Casino	$75,608	$245,268	$283,875	$490,201
Food and beverage	14,985	137,791	103,316	242,724
Room	5,491	49,311	45,567	97,386
Other (a)	4,890	25,242	24,584	49,508
Management fees	46	141	143	304
Las Vegas operations net revenues	101,020	457,753	457,485	880,123
Native American management:
Management fees	5,894	23,452	25,154	46,448
Reportable segment net revenues	106,914	481,205	482,639	926,571
Corporate and other	1,556	1,663	3,219	3,319
Net revenues	$108,470	$482,868	$485,858	$929,890

Net (loss) income	$(118,417)	$(7,067)	$(296,217)	$13,217
Adjustments
Depreciation and amortization	57,924	55,835	116,458	106,688
Share-based compensation	3,589	4,532	7,642	8,385
Write-downs and other charges, net	15,466	8,846	24,273	32,574
Interest expense, net	33,980	40,981	70,038	78,419
(Gain) loss on extinguishment/modification of debt, net	(11,164)	—	247	302
Change in fair value of derivative instruments	1,250	12,958	21,260	19,596
(Benefit) provision for income tax	—	(953)	113,185	966
Other	121	83	163	152
Adjusted EBITDA (b)	$(17,251)	$115,215	$57,049	$260,299

Adjusted EBITDA
Las Vegas operations	$(12,095)	$105,995	$56,390	$240,749
Native American management	5,207	21,950	22,808	43,426
Reportable segment Adjusted EBITDA	(6,888)	127,945	79,198	284,175
Corporate and other	(10,363)	(12,730)	(22,149)	(23,876)
Adjusted EBITDA	$(17,251)	$115,215	$57,049	$260,299

_______________________________________________________________

(a)	Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 15.

(b)
Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, severance, incremental expenses related to the COVID-19 pandemic, redevelopment and preopening expenses, business innovation and technology enhancements), interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other.

Beginning in the first quarter of 2020, the Company changed its methodology for allocating certain corporate technology expenses to its reportable segments. Historically, all technology costs incurred at the corporate level were allocated to the Company’s operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. Such corporate technology expenses were $3.3 million and $7.7 million for the three and six months ended June 30, 2020, respectively, and $4.3 million and $8.6 million, for the three and six months ended June 30, 2019,

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

respectively. The amounts for the prior year periods have been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.

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
Impact of COVID-19
In March 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was declared a global pandemic. As a result of a statewide order mandating the closure of Nevada casinos in an effort to limit the spread of COVID-19, all of our Las Vegas properties were temporarily closed on March 17, 2020. As permitted under Phase 2 of Nevada’s COVID-19 response plan, on June 4, 2020, we reopened our Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, together with our Wildfire properties, subject to certain operational restrictions. Our Texas Station, Fiesta Rancho, Fiesta Henderson and Palms properties remain closed at this time. We will assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering the reopening of some or all of the remaining properties. The ongoing closure of these properties, as well as the previous temporary closure of all of our properties, has had and will continue to have an adverse effect on our business and results of operations, the extent and duration of which are difficult to estimate. In addition, Graton Resort, our managed property located in northern California, temporarily closed on March 17, 2020 and partially reopened on June 18, 2020.
We have implemented comprehensive health and cleanliness standards designed to provide the safest and most secure environment possible for our guests and employees, which include COVID-19 testing of our employees and vendors, personal protective equipment and temperature checks for employees and guests, enhanced cleaning procedures and other measures.
We have experienced a decrease in customer demand due to consumer fears and reduced customer visitation while state-mandated operational restrictions are in place, and the extent to which these factors have affected, and will continue to affect, our business is difficult to estimate. We also cannot predict the extent to which our business will be affected by the detrimental impacts of COVID-19 on the United States and Las Vegas economies, including widespread unemployment and related effects on consumer confidence and discretionary spending.
For the three and six months ended June 30, 2020 as compared to the prior year periods, we experienced decreased revenue and operating income across all areas of our business due to the COVID-19 pandemic, primarily due to the closures of our properties. In addition, we anticipate that for the remainder of the year, and potentially thereafter, our results of operations will be negatively impacted by the economic and social effects of the COVID-19 pandemic and the related operational restrictions, which may remain in place for an extended period of time. While we have taken steps to reduce our expenses in an effort to mitigate these and potential future effects on our results of operations, we continue to have significant fixed and variable expenses that will impact our cash position and profitability. In March 2020, we drew $997.5 million under our revolving credit facility to secure our liquidity position and preserve financial flexibility, of which $650.0 million was repaid in June 2020. See Liquidity and Capital Resources for more information. In addition, we implemented staffing reductions in May 2020 that affected approximately 39% of our full-time workforce.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity and other government programs to support companies and employees affected by the COVID-19 pandemic. We have received certain benefits from the CARES Act, including payroll retention credits of up to $5,000 per employee for the wages and health insurance we continued to provide to team members who were not providing services during the temporary closures of our properties, a deferral of employer social security taxes for the remainder of 2020, and certain additional federal income tax benefits. For the three and six months ended June 30, 2020, we recognized $18.5 million and $38.3 million, respectively, in payroll retention credits. We intend to continue to review and consider any other potential benefits available under the CARES Act for which we qualify.
Overview
Red Rock was formed as a Delaware corporation in September 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages Graton Resort on behalf of a

Native American tribe. We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership interest in Station Holdco LLC (“Station Holdco”), which owns all of the economic interests in Station LLC. In May 2016, we completed an initial public offering and used the proceeds to purchase newly issued limited liability company interests in Station Holdco (“LLC Units”), and outstanding LLC Units from existing members of Station Holdco.
At June 30, 2020, we held 61% of the economic interests in Station Holdco, as well as 100% of the voting interest in Station LLC and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
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
The United States economy and the economy in the Las Vegas metropolitan area have been significantly affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The unemployment rate in the Las Vegas metropolitan area was 18% in June 2020, down from a high of 34% in April 2020. Statewide, the unemployment rate for June 2020 declined to 15%, as compared to 30% in April 2020.
As a result of the COVID-19 pandemic, the temporary closure of all of our properties from March 17, 2020 through June 3, 2020, and the ongoing closure of four of our properties, our year over year operating results are not comparable. Further, our operating results for the prior year period were impacted by construction disruption and costs associated with the redevelopment project at Palms, which was completed in the third quarter of 2019.
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
Food and beverage revenue measures:

•	Average guest check is a measure of food sales volume and product offerings at our restaurants, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.

•	Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2020	2019		2020	2019
Net revenues	$108,470	$482,868	(77.5)%	$485,858	$929,890	(47.8)%
Operating (loss) income	(93,661)	45,481	(305.9)%	(90,955)	111,626	(181.5)%

Casino revenues	75,608	245,268	(69.2)%	283,875	490,201	(42.1)%
Casino expenses	31,625	87,716	(63.9)%	114,900	170,656	(32.7)%
Margin	58.2%	64.2%		59.5%	65.2%

Food and beverage revenues	14,985	137,791	(89.1)%	103,316	242,724	(57.4)%
Food and beverage expenses	22,424	140,155	(84.0)%	114,910	232,391	(50.6)%
Margin	(49.6)%	(1.7)%		(11.2)%	4.3%

Room revenues	5,491	49,311	(88.9)%	45,567	97,386	(53.2)%
Room expenses	6,402	20,559	(68.9)%	27,075	40,755	(33.6)%
Margin	(16.6)%	58.3%		40.6%	58.2%

Other revenues	6,446	26,905	(76.0)%	27,803	52,827	(47.4)%
Other expenses	3,058	13,674	(77.6)%	12,692	25,533	(50.3)%

Management fee revenue	5,940	23,593	(74.8)%	25,297	46,752	(45.9)%

Selling, general and administrative expenses	65,232	110,602	(41.0)%	166,505	209,667	(20.6)%
Percent of net revenues	60.1%	22.9%		34.3%	22.5%

Depreciation and amortization	57,924	55,835	3.7%	116,458	106,688	9.2%
Write-downs and other charges, net	15,466	8,846	n/m	24,273	32,574	n/m
Interest expense, net	(33,980)	(40,981)	(17.1)%	(70,038)	(78,419)	(10.7)%
Gain (loss) on extinguishment/modification of debt, net	11,164	—	n/m	(247)	(302)	n/m
Change in fair value of derivative instruments	(1,250)	(12,958)	n/m	(21,260)	(19,596)	n/m
Benefit (provision) for income tax	—	953	n/m	(113,185)	(966)	n/m
Net (loss) income attributable to noncontrolling interests	(46,875)	(3,221)	n/m	(72,476)	5,740	n/m
Net (loss) income attributable to Red Rock	(71,542)	(3,846)	n/m	(223,741)	7,477	n/m
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
Three and Six Months Ended June 30, 2020
Net Revenues. Net revenues for the three and six months ended June 30, 2020 decreased by $374.4 million and $444.0 million, respectively, as compared to the prior year periods. The decrease in net revenues was due to the effects of the COVID-19 pandemic, including the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closures of four of our properties, as well as state-mandated occupancy, social distancing and other restrictions in place at our reopened properties.
Operating (Loss) Income. For the three and six months ended June 30, 2020, we incurred operating losses of $93.7 million and $91.0 million, respectively, as compared to operating income of $45.5 million and $111.6 million, respectively, for the prior year periods. The decreases were primarily the result of a decline in net revenues due to the mandated closure of all of our properties and the ongoing closures of four of our properties, partially offset by a variety of cost reduction measures we implemented in response to the COVID-19 pandemic. Other factors impacting operating (loss) income are discussed below.
Casino.  Casino revenues decreased by 69.2% and 42.1%, respectively, for the three and six months ended June 30, 2020 as compared to the prior year periods. The property closures led to decreased volume across all major categories of gaming operations. Casino expenses decreased for the three and six months ended June 30, 2020 due to lower employee costs, lower gaming taxes and various cost reduction measures.
Food and Beverage.  Food and beverage includes restaurants, bars and catering at all of our Las Vegas properties. For the three and six months ended June 30, 2020, food and beverage revenue decreased by 89.1% and 57.4%, respectively, as compared to the prior year periods due to the temporary property closures and the ongoing closure of certain restaurants at our reopened properties, including our buffets. For the three and six months ended June 30, 2020, food and beverage expense decreased as compared to the prior year periods, primarily due to lower employee costs and cost of sales, as well as various cost reduction measures.
Room.  Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Occupancy	53.7%	89.9%	76.8%	88.8%
Average daily rate	$104.89	$128.18	$128.58	$129.74
Revenue per available room	$56.36	$115.25	$98.72	$115.21
For the three and six months ended June 30, 2020, room revenues decreased by 88.9% and 53.2%, respectively, as compared to the prior year periods due to the temporary property closures and a decrease in travel and demand for rooms amid the COVID-19 pandemic. Room expenses decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, primarily due to lower employee costs and various cost reduction measures.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. Other revenues and other expenses decreased for the three and six months ended June 30, 2020 as compared to the prior year periods, due to the property closures noted above as well as a reduction in non-gaming amenities offered at our reopened properties.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreements with a Native American tribe to manage Graton Resort. For the three and six months ended June 30, 2020 as compared to the prior year periods, management fee revenue decreased by 74.8% and 45.9% to $5.9 million and $25.3 million, respectively, due to the effects of the COVID-19 pandemic, including the temporary closure of Graton Resort from March 17, 2020 through June 17, 2020. Our agreements to manage Graton Resort were originally scheduled to expire in November 2020. The management agreements provide that their respective terms and expiration dates will be extended as a result of the closure; the length of such extension has not yet been determined.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2020, SG&A expenses decreased by $45.4 million and $43.2 million, respectively, as compared to the prior year periods, primarily due to lower employee costs resulting from the property closures and various cost reduction measures.

Depreciation and Amortization.  For the three and six months ended June 30, 2020, depreciation and amortization expense increased to $57.9 million and $116.5 million, respectively, as compared to $55.8 million and $106.7 million for the prior year periods. The increases were primarily due to additional portions of the Palms redevelopment project being placed into service in April 2019 and September 2019.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, severance, incremental expenses related to the COVID-19 pandemic, preopening and redevelopment, business innovation and technology enhancements and non-routine expenses. For the three and six months ended June 30, 2020, write-downs and other charges, net totaled $15.5 million and $24.3 million, respectively, which included net losses on asset disposals, severance, incremental expenses related to the COVID-19 pandemic, and contract termination costs and other expenses related to various technology projects. For the three and six months ended June 30, 2019, write-downs and other charges, net totaled $8.8 million and $32.6 million, respectively, which included $4.7 million and $25.3 million, respectively, in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
Interest Expense, net.  Interest expense, net decreased to $34.0 million and $70.0 million for the three and six months ended June 30, 2020, respectively, as compared to $41.0 million and $78.4 million for the same periods in 2019. The decrease in interest expense was due to lower variable interest rates on our credit facility, primarily due to a decrease in LIBOR, partially offset by higher outstanding indebtedness. Interest rates have decreased in the current year in response to economic and growth uncertainty surrounding the COVID-19 pandemic. Additional information about long-term debt is included in Note 7 to the Condensed Consolidated Financial Statements.
Gain (Loss) on Extinguishment/Modification of Debt, net. For the three and six months ended June 30, 2020, we recognized a gain of $11.2 million and a loss of $0.2 million, respectively, on extinguishment/modification of debt, net. For the three months ended June 30, 2020, we recognized gains totaling $12.0 million on repurchases of $65.4 million of our 4.50% and 5.00% senior notes, and for the six months ended June 30, 2020, we recognized losses of $12.5 million on amendments to our credit facility. For the three and six months ended June 30, 2019, we recorded a $0.3 million loss on extinguishment/modification of debt, net, resulting from the amendment to the credit facility in February 2019. See Note 7 for additional information.
Change in Fair Value of Derivative Instruments. During the three and six months ended June 30, 2020, we recognized net losses of $1.3 million and $21.3 million, respectively, in the fair value of our interest rate swaps, as compared to net losses of $13.0 million and $19.6 million for the prior year periods. The losses are due primarily to downward movements in the forward interest rate curve.
Benefit (Provision) for Income Tax. For the three months ended June 30, 2020, we recognized no income tax benefit or provision and for the six months ended June 30, 2020, we recognized income tax expense of $113.2 million, primarily related to the establishment of a full valuation allowance on our deferred tax assets due to the uncertainty of realizing the tax benefits. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income nor benefit from a taxable loss. Due to these factors, our effective tax rate of 0.0% and (61.8)% for the three and six months ended June 30, 2020, respectively, was less than the statutory rate. We recognized an income tax benefit of $1.0 million for the three months ended June 30, 2019, and a provision for income tax of $1.0 million for the six months ended June 30, 2019.
Net (Loss) Income Attributable to Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019 represented the portion of net (loss) income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 for our two reportable segments and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues
Las Vegas operations	$101,020	$457,753	$457,485	$880,123
Native American management	5,894	23,452	25,154	46,448
Reportable segment net revenues	106,914	481,205	482,639	926,571
Corporate and other	1,556	1,663	3,219	3,319
Net revenues	$108,470	$482,868	$485,858	$929,890

Net (loss) income	$(118,417)	$(7,067)	$(296,217)	$13,217
Adjustments
Depreciation and amortization	57,924	55,835	116,458	106,688
Share-based compensation	3,589	4,532	7,642	8,385
Write-downs and other charges, net	15,466	8,846	24,273	32,574
Interest expense, net	33,980	40,981	70,038	78,419
(Gain) loss on extinguishment/modification of debt, net	(11,164)	—	247	302
Change in fair value of derivative instruments	1,250	12,958	21,260	19,596
(Benefit) provision for income tax	—	(953)	113,185	966
Other	121	83	163	152
Adjusted EBITDA	$(17,251)	$115,215	$57,049	$260,299

Adjusted EBITDA
Las Vegas operations	$(12,095)	$105,995	$56,390	$240,749
Native American management	5,207	21,950	22,808	43,426
Reportable segment Adjusted EBITDA	(6,888)	127,945	79,198	284,175
Corporate and other	(10,363)	(12,730)	(22,149)	(23,876)
Adjusted EBITDA	$(17,251)	$115,215	$57,049	$260,299

The year-over-year decline in Adjusted EBITDA is due to the effects of the COVID-19 pandemic as described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, severance, incremental expenses related to the COVID-19 pandemic, redevelopment and preopening expenses, business innovation and technology enhancements), interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other.
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
Beginning in the first quarter of 2020, we changed our methodology for allocating certain corporate technology expenses to our reportable segments. Historically, all technology costs incurred at the corporate level were allocated to our operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. For the three and six months ended June 30, 2020, such corporate technology expenses were $3.3 million and $7.7 million, respectively, and for the three and six months ended June 30, 2019, such corporate technology expenses were $4.3 million and $8.6 million, respectively. The amounts for the prior year periods have been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.
Other Information
Despite the severe impact of the COVID-19 pandemic on our operating results for the three and six months ended June 30, 2020, our Las Vegas operations segment showed strong performance for the post-reopening period from June 4, 2020 through June 30, 2020. As compared to the same period in the prior year, net revenues decreased 23.3%, Adjusted EBITDA increased 46.8% and Adjusted EBITDA margin increased 2,192 basis points to 45.9%, yielding our highest June EBITDA margin ever. The improved operating results were due in large part to our streamlined cost structure. However, these operating trends are based on the limited period that the properties were open in June and there can be no assurance that these trends will continue at our properties that have reopened or recur at our other properties when or if they reopen.
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
At June 30, 2020, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million that is solely an asset of the Holding Company, as well as liabilities that are solely the Holding Company’s, consisting of a $27.4 million liability under the TRA and $0.8 million of other current liabilities. At December 31, 2019, the Holding Company had cash of $0.2 million and a net deferred tax asset of $113.2 million, as well as liabilities that are solely the Holding Company’s, consisting of a $25.1 million liability under the TRA and $0.8 million of other net current liabilities.
For the three months ended June 30, 2020, the Holding Company recognized no net income or loss, and for the six months ended June 30, 2020, the Holding Company recognized a net loss of $113.2 million, primarily representing provision for income tax. For the three and six months ended June 30, 2019, the Holding Company recognized net income of $0.9 million and a net loss of $1.0 million, respectively, primarily representing income taxes.
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
We have taken steps to reduce our operating costs while our business continues to be impacted by the COVID-19 pandemic but we continue to have substantial payment obligations, including payments with respect to our outstanding indebtedness, taxes, and insurance, salaries, wages and employee benefits. To increase our cash position and preserve financial flexibility in light of uncertainty in the global markets, Station LLC borrowed $997.5 million under its revolving credit facility in March 2020, of which $650.0 million was repaid during June 2020. Station LLC’s borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $651.3 million at June 30, 2020, which was net of $347.5 million in outstanding borrowings and $32.3 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for the remainder of 2020 are expected to include required principal and interest payments on Station LLC’s indebtedness, totaling $6.8 million and $65.9 million, respectively, and approximately $10.0 million to $20.0 million for capital expenditures. We expect to use cash on hand and cash generated from operations to meet such obligations. At June 30, 2020, we had $270.1 million in cash and cash equivalents.
We expect that cash on hand, cash generated from operations and, to the extent necessary, borrowings available under the credit facility, will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets, all of which may be adversely impacted by the ongoing COVID-19 pandemic. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
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
We are obligated to make payments under the TRA, which is described in Note 13 to the Condensed Consolidated Financial Statements. At June 30, 2020, such obligations with respect to previously consummated transactions totaled $27.4 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through June 30, 2020, no repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations. During the first half of 2020, we repurchased $66.4 million in principal amount of our outstanding indebtedness, primarily our 4.50% and 5.00% senior notes.
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows (used in) provided by:
Operating activities	$(56,415)	$143,147
Investing activities	(39,833)	(268,628)
Financing activities	237,817	111,381

Cash Flows from Operations
Our operating cash flows primarily consist of operating income or loss generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations.
For the six months ended June 30, 2020, net cash used in operating activities was $56.4 million as compared to cash provided by operating activities of $143.1 million for the prior year period. Operating cash flows were negatively impacted by the ongoing COVID-19 pandemic, including the closure of all of our properties and the continued closure of certain of our properties, the effects of state-mandated occupancy and social distancing restrictions, and the impact on consumer confidence and discretionary spending.
Cash Flows from Investing Activities
For the six months ended June 30, 2020, cash paid for capital expenditures totaled $41.3 million. During the six months ended June 30, 2019, capital expenditures were $271.6 million, which primarily were related to the redevelopment project at Palms.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, we reduced our net borrowings under the revolving credit facility by $92.5 million and we issued $750.0 million in principal amount of 4.50% senior notes due 2028. In addition, we repaid $332.5 million of outstanding borrowings under our term loans and we paid $53.4 million to repurchase $66.4 million in principal amount of our outstanding indebtedness, primarily our senior notes. We also paid $7.1 million in dividends to Class A common shareholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $21.9 million in fees and costs related to the amendment of the credit facility and new senior notes.
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
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. As described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, the amendment of the credit facility in February 2020 included changes to certain financial ratio covenants that Station LLC is required to maintain throughout the term of the facility. During the six months ended June 30, 2020, there were no other changes to the covenants included in the credit facility or the indentures governing the senior notes. We believe that as of June 30, 2020, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes. However, the ongoing impacts of the COVID-19 pandemic on our business, operations and results of operations may negatively impact our ability to remain in compliance with such covenants.
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
Failure to satisfy the covenants contained in the credit agreements, indentures or other agreements governing our indebtedness would require us to seek waivers or amendments of such covenants. There can be no assurance that we will be able to obtain required waivers or amendments, as such matters depend, in part, on factors outside of our control. If we fail to satisfy our covenants and are unable to obtain such waivers or amendments, our creditors could exercise remedies under the applicable documents governing such indebtedness, including acceleration of such indebtedness.

Off-Balance Sheet Arrangements
At June 30, 2020, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 8 to the Condensed Consolidated Financial Statements. At June 30, 2020, we had outstanding letters of credit and similar obligations totaling $32.3 million.
Contractual Obligations
During the six months ended June 30, 2020, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the February 2020 amendment to Station LLC’s credit facility and the issuance of $750.0 million in aggregate principal amount of 4.50% senior notes due 2028. These transactions are described in Note 7 to the Condensed Consolidated Financial Statements.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent regular legislative session ended in June 2019. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 9 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 7 to the Condensed Consolidated Financial Statements. Material changes to the terms of our indebtedness during the six months ended June 30, 2020 are described therein and include the February 2020 amendment to Station LLC’s credit facility and the issuance of $750.0 million in aggregate principal amount of 4.50% senior notes due 2028.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 8 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
Forward-looking Statements
The outbreak of COVID-19 resulted in the closure of all of our casino properties and all other casino properties located in Nevada from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but certain of our properties will remain closed until we determine to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand, expense of operating the properties and restrictions on operations to implement social distancing and other health and safety protocols. The outbreak of COVID-19 and measures to implement social distancing have caused, and will likely continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular. In addition, we expect that our operations will continue to be negatively impacted by diminished consumer confidence and discretionary spending and by social distancing measures applicable to our gaming and entertainment venues.
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business includes, without limitation, the extent and duration of the impact of the COVID-19 pandemic on the Company’s business, financial results and liquidity; the duration of the closure of the Company’s properties that we have not reopened; the impact and cost of new operating procedures implemented at our properties in response to the COVID-19 pandemic; the impact of actions that the Company has undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic; the impact of the COVID-19 pandemic, and resulting unemployment and changes in general economic conditions on discretionary spending and consumer demand; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies (including the current government-mandated operational restrictions); risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
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
LIBOR is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our credit facility is, at our option, either LIBOR plus a margin or a base rate plus a margin. The credit facility permits the administrative agent to approve a comparable or successor base rate in the event that LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and are working with our lenders to ensure the transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2020. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
The COVID-19 outbreak has negatively impacted our results of operations, cash flows and liquidity. Such negative impacts could continue for an extended period of time and may worsen.
On March 13, 2020, in response to the COVID-19 pandemic the United States government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials implemented social distancing and sheltering-in-place requirements. As a result of orders implemented by Nevada Governor Steve Sisolak, all of our properties were closed from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but Texas Station, Fiesta Rancho, Fiesta Henderson and Palms will remain closed until we determine to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand, expense of operating the properties and restrictions on operations to implement social distancing and other health and safety protocols.
While we are currently operating the majority of our properties, shelter-in-place or other governmental orders or directives could require us to close the properties that are currently operating in the future. In addition, we cannot predict when our properties that remain closed will reopen or will remain operating when and if we decide to reopen those properties. Social distancing measures have resulted in restrictions on our operations, including limiting the number of customers present in our facilities or within certain areas and reduced gaming operations, implementation of additional health and safety measures, such as enhanced cleaning protocols, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events. These measures have had a material adverse impact on our ability to attract customers to our properties and our results of operations.
Our future financial results and cash flows will continue to be impacted by a number of factors that are beyond our control, including the duration and extent of social distancing measures, the possibility that governmental regulations and directives enacted in the future may require one or more of our properties to close or place additional restrictions on the operations of our properties, the impact of such measures on our ability to operate our casinos profitably or at all and our ability to adjust our cost structure to mitigate the impact of the COVID-19 pandemic on our business and results of operations. Restrictions that are currently in place, and additional restrictions implemented in the future, in response to COVID-19 or other public health emergencies could have a material adverse effect on our business, results of operations, financial condition and cash flows.
COVID-19 has materially adversely affected the economy and financial markets of the United States and the world and has resulted in widespread unemployment in the United States. We are particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities which bring demand for casino hotel properties such as ours. We also expect that visitation to our casino hotel properties will continue to be impacted by travel restrictions or warnings and consumer concerns about visiting public places. The duration and impact of the economic downturn, widespread unemployment and consumer fears on overall customer demand and on our properties cannot reasonably be determined but may be protracted and could have a material adverse impact on our business and results of operations.
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
We have taken steps to reduce our operating costs and improve efficiencies as a result of our property closures and the ongoing uncertainty surrounding the COVID-19 pandemic, and we may undertake additional steps in the future. Such steps may harm our reputation by adversely impacting guest loyalty and our ability to attract and retain employees. While we have retained a majority of our full-time team members, our reduced operations and continued closure of a number of our properties has resulted in long term reductions in our full-time workforce. When the COVID-19 pandemic subsides, we may experience difficulties in resuming normal operations.
Our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and our liquidity may be negatively impacted by the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence.
We rely on our casino operations as a primary source of income and operating cash flows to remain in compliance with covenants contained in the documents governing our outstanding indebtedness. At June 30, 2020 we were in compliance with such covenants; however, our ability to remain in compliance with the covenants contained in such agreements may be negatively impacted if the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. Failure to satisfy such debt covenants would require us to seek waivers or amendments of such covenants. If we are unable to obtain such waivers or amendments, our creditors would be entitled to exercise remedies under the documents governing such obligations, including acceleration of the outstanding principal amount of such indebtedness. In addition, while we believe that our cash on hand will be sufficient to provide liquidity to meet our obligations during the current period that our operations are impacted by the COVID-19 pandemic, our ability to make required payments under our outstanding indebtedness or other obligations may be impacted by additional measures that we are required to take in response to the COVID-19 pandemic and widespread unemployment and disruption to the economy caused by the COVID-19 pandemic.
In addition, we may be unable to raise additional debt or equity financing to provide liquidity if the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In June 2020, we issued an aggregate of 100,000 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and LLC Units pursuant to the terms of the exchange agreement entered into in connection with our initial public offering. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

RED ROCK RESORTS, INC., Registrant

Date:	August 7, 2020	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)