Form 10-Q
period 2020-09-30
Red Rock Resorts, Inc.
filed 2020-11-06
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Class A Common Stock, $0.01 par value	71,216,902
Class B Common Stock, $0.00001 par value	46,085,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,862	$128,835
Restricted cash	4,375	4,080
Receivables, net	48,591	56,683
Inventories	14,152	17,765
Prepaid gaming tax	26,708	24,424
Prepaid expenses and other current assets	15,501	17,641
Assets held for sale	32,202	32,202
Total current assets	250,391	281,630
Property and equipment, net of accumulated depreciation of $1,184,188 and $1,030,088 at September 30, 2020 and December 31, 2019, respectively	2,916,030	3,061,762
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $61,366 and $54,831 at September 30, 2020 and December 31, 2019, respectively	101,971	108,506
Land held for development	238,440	238,440
Investments in joint ventures	7,660	8,867
Native American development costs	19,454	18,749
Deferred tax asset, net	—	113,185
Other assets, net	79,259	87,372
Total assets	$3,808,881	$4,114,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,722	$33,970
Accrued interest payable	19,047	7,477
Other accrued liabilities	159,535	200,560
Current portion of long-term debt	24,016	33,989
Total current liabilities	219,320	275,996
Long-term debt, less current portion	2,978,375	2,999,302
Other long-term liabilities	31,938	31,228
Payable pursuant to tax receivable agreement	27,409	25,064
Total liabilities	3,257,042	3,331,590
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 71,216,902 and 70,465,422 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	712	705
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,085,804 and 46,827,370 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	384,097	376,229
(Accumulated deficit) retained earnings	(62,781)	124,423
Accumulated other comprehensive loss	(1,378)	(641)
Total Red Rock Resorts, Inc. stockholders’ equity	320,651	500,717
Noncontrolling interest	231,188	281,880
Total stockholders’ equity	551,839	782,597
Total liabilities and stockholders’ equity	$3,808,881	$4,114,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Casino	$239,866	$238,269	$523,741	$728,470
Food and beverage	45,855	128,016	149,171	370,740
Room	22,068	48,169	67,635	145,555
Other	14,487	27,823	42,290	80,650
Management fees	30,902	23,581	56,199	70,333
Net revenues	353,178	465,858	839,036	1,395,748
Operating costs and expenses:
Casino	57,659	89,205	172,559	259,861
Food and beverage	40,356	128,376	155,266	360,767
Room	11,147	20,279	38,222	61,034
Other	4,918	14,077	17,610	39,610
Selling, general and administrative	79,491	107,756	245,996	317,423
Depreciation and amortization	57,297	57,925	173,755	164,613
Write-downs and other charges, net	1,400	34,094	25,673	66,668
Tax receivable agreement liability adjustment	—	(97)	—	(97)
	252,268	451,615	829,081	1,269,879
Operating income	100,910	14,243	9,955	125,869
Earnings from joint ventures	658	455	288	1,481
Operating income and earnings from joint ventures	101,568	14,698	10,243	127,350
Other (expense) income:
Interest expense, net	(29,798)	(40,517)	(99,836)	(118,936)
Gain (loss) on extinguishment/modification of debt, net	482	—	235	(302)
Change in fair value of derivative instruments	(108)	(1,739)	(21,368)	(21,335)
Other	(100)	(82)	(262)	(234)
	(29,524)	(42,338)	(121,231)	(140,807)
Income (loss) before income tax	72,044	(27,640)	(110,988)	(13,457)
Benefit (provision) for income tax	—	842	(113,185)	(124)
Net income (loss)	72,044	(26,798)	(224,173)	(13,581)
Less: net income (loss) attributable to noncontrolling interests	28,410	(11,141)	(44,066)	(5,401)
Net income (loss) attributable to Red Rock Resorts, Inc.	$43,634	$(15,657)	$(180,107)	$(8,180)

Earnings (loss) per common share (Note 14):
Earnings (loss) per share of Class A common stock, basic	$0.62	$(0.22)	$(2.56)	$(0.12)
Earnings (loss) per share of Class A common stock, diluted	$0.56	$(0.22)	$(2.56)	$(0.12)
Weighted-average common shares outstanding:
Basic	70,824	69,618	70,436	69,525
Diluted	117,044	69,618	70,436	69,525

Comprehensive income (loss)	$72,052	$(27,485)	$(225,391)	$(15,744)
Less: comprehensive income (loss) attributable to noncontrolling interests	28,411	(11,417)	(44,551)	(6,271)
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$43,641	$(16,068)	$(180,840)	$(9,473)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	71,228	$712	46,086	$1	$383,246	$(106,420)	$(1,382)	$202,996	$479,153
Net income	—	—	—	—	—	43,634	—	28,410	72,044
Other comprehensive income, net of tax	—	—	—	—	—	—	7	1	8
Share-based compensation	—	—	—	—	629	—	—	—	629
Dividends	—	—	—	—	—	5	—	—	5
Forfeitures of restricted stock awards	(11)	—	—	—	—	—	—	—	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	222	—	(3)	(219)	—
Balances, September 30, 2020	71,217	$712	46,086	$1	$384,097	$(62,781)	$(1,378)	$231,188	$551,839

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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(180,107)	—	(44,066)	(224,173)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(733)	(485)	(1,218)
Share-based compensation	—	—	—	—	8,278	—	—	—	8,278
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	—	—	(7,097)	—	—	(7,097)
Issuance of restricted stock awards, net of forfeitures	(7)	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(6)	—	—	—	(68)	—	—	—	(68)
Stock option exercises	24	—	—	—	485	—	—	—	485
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,886)	—	(5)	2,891	—
Balances, September 30, 2020	71,217	$712	46,086	$1	$384,097	$(62,781)	$(1,378)	$231,188	$551,839

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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(224,173)	$(13,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	173,755	164,613
Change in fair value of derivative instruments	21,368	21,335
Reclassification of unrealized gain on derivative instruments into income	(1,351)	(2,163)
Write-downs and other charges, net	6,846	4,011
Tax receivable agreement liability adjustment	—	(97)
Amortization of debt discount and debt issuance costs	7,979	12,230
Share-based compensation	8,275	12,849
Earnings from joint ventures	(288)	(1,481)
Distributions from joint ventures	668	1,286
(Gain) loss on extinguishment/modification of debt, net	(235)	302
Deferred income tax	113,185	124
Changes in assets and liabilities:
Receivables, net	3,304	(2,918)
Inventories and prepaid expenses	4,489	(1,308)
Accounts payable	(15,937)	5,889
Accrued interest payable	11,570	6,895
Other accrued liabilities	(23,736)	7,800
Other, net	(166)	863
Net cash provided by operating activities	85,553	216,649
Cash flows from investing activities:
Capital expenditures, net of related payables	(53,362)	(324,435)
Acquisition of land held for development	—	(57,354)
Proceeds from asset sales	431	669
Distributions in excess of earnings from joint ventures	886	298
Native American development costs	(633)	(741)
Net settlement of derivative instruments	(8,317)	10,305
Other, net	3,997	(5,500)
Net cash used in investing activities	(56,998)	(376,758)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,057,500	570,000
Payments under credit agreements with original maturity dates greater than three months	(1,820,551)	(382,247)
Proceeds from issuance of 4.50% Senior Notes	750,000	—
Payment of debt extinguishment costs	(8,791)	—
Proceeds from exercise of stock options	485	4,265
Distributions to noncontrolling interests	(4,620)	(14,060)
Dividends paid	(7,305)	(20,930)
Payment of debt issuance costs	(14,091)	(3,307)
Other, net	(860)	(1,365)
Net cash (used in) provided by financing activities	(48,233)	152,356
Decrease in cash, cash equivalents and restricted cash	(19,678)	(7,753)
Balance, beginning of period	132,915	118,258
Balance, end of period	$113,237	$110,505
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$108,862	$106,444
Restricted cash	4,375	4,061
Balance, end of period	$113,237	$110,505
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $2,777 capitalized, respectively	$83,789	$102,005
Cash paid for income taxes, net of refunds received	$—	$(65)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,413	$27,145

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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2020, the Company held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The Company adopted this guidance beginning in the first quarter of

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2020 and elected to continue to assert probability of its hedging relationships regardless of any potential modifications in terms due to reference rate reform. The adoption did not have an impact on the Company’s financial position or results of operations.
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
2.    Impact of COVID-19
In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the spread of COVID-19, a statewide emergency order was issued mandating the closure of Nevada casinos. As a result, all of the Company’s Las Vegas properties were temporarily closed on March 17, 2020. As permitted under Phase 2 of Nevada’s COVID-19 response, on June 4, 2020, the Company reopened its Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, together with its Wildfire properties, subject to state-mandated occupancy and social distancing restrictions. The Company will continue to assess the performance of the reopened properties and demand in the Las Vegas locals gaming market before considering whether to reopen its Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties. The COVID-19 pandemic has had and may continue to have a detrimental impact on the United States and Las Vegas economies, including increased unemployment as well as reduced consumer confidence, discretionary spending and travel.
In addition, the Company’s managed property, Graton Resort, located in Northern California, was temporarily closed from March 17, 2020 through June 17, 2020. The Company’s agreements to manage Graton Resort were originally scheduled to expire in November 2020. The parties have agreed that the terms and expiration dates of the management agreements will be extended as a result of the closure to February 5, 2021. Whether the management agreements provide for an additional extension beyond that date is in dispute and the length of an additional extension, if any, has not been agreed and cannot be determined at this time.
The Company has taken steps to mitigate the effects of the COVID-19 pandemic, property closures, operating restrictions and the economic downturn on its business and financial condition. In March 2020, Station LLC borrowed $997.5 million under its revolving credit facility in order to increase its cash position and preserve financial flexibility, of which $917.5 million was repaid through September 2020. The Company has also taken steps to reduce capital expenditures and operating expenses where possible, including staffing reductions. Based on these actions and financial assumptions regarding the impact of the COVID-19 pandemic on the Company’s operations, management believes the Company has sufficient liquidity to satisfy its obligations for the next twelve months.
3.    Indefinite-lived Intangibles, Long-lived Assets and Goodwill
During the first quarter of 2020, the economic effects of the COVID-19 pandemic described above had a significant adverse effect on the Company’s actual and projected operating results as well as its stock price. Management determined that those effects represented indicators of potential asset impairment. As a result, management performed interim impairment assessments as of March 31, 2020 for all of the Company’s indefinite-lived intangible assets, long-lived assets and goodwill. The impairment testing, which is discussed in the following paragraphs, resulted in the recognition of no impairment losses. Although the economic impacts of the COVID-19 pandemic are ongoing, management determined that there were no new indicators of impairment through September 30, 2020 and therefore no impairment testing was performed subsequent to March 31, 2020. However, the Company cannot predict the future impact or duration of the negative effects of the COVID-19 pandemic and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.
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
Long-lived Assets
The Company’s business is capital intensive and a significant portion of its capital is invested in property and equipment and other long-lived assets. At September 30, 2020, the carrying amount of the Company’s long-lived assets, excluding goodwill and indefinite-lived intangible assets, was approximately $3.2 billion.
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
Goodwill and Indefinite-lived Intangibles
The Company tests its goodwill and indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. At September 30, 2020, the carrying amount of the Company’s goodwill totaled $195.7 million, of which approximately $169.9 million or 87% was associated with one of its operating properties. At September 30, 2020, the carrying amount of the Company’s indefinite-lived intangible assets totaled $77.5 million.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
4.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the nine months ended September 30, 2020, approximately 0.7 million LLC Units, together with an equal number of Class B common shares held by noncontrolling interest holders, were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco. No Class B common shares and LLC Units were exchanged for Class A common shares during the three months ended September 30, 2020. For the three and nine months ended September 30, 2019, noncontrolling interest holders exchanged approximately 0.1 million LLC Units, together with an equal number of Class B common shares, for Class A common shares.
The ownership of the LLC Units is summarized as follows:

	September 30, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
Red Rock	71,216,902	60.7%	70,465,422	60.1%
Noncontrolling interest holders	46,085,804	39.3%	46,827,370	39.9%
Total	117,302,706	100.0%	117,292,792	100.0%

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and the cost of the project is expected to be between $250 million and $300 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, without limitation, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through September 30, 2020, the Company has paid approximately $34.6 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2020, the carrying amount of the advances was $19.5 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next 6 to 12 months and estimates that the North Fork Project would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at September 30, 2020. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at September 30, 2020 of each of the critical milestones necessary to complete the North Fork Project.

Federally recognized as an Indian tribe by the Bureau of Indian Affairs (“BIA”)	Yes
Date of recognition	Federal recognition was terminated in 1966 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal-state compact	A compact (the “Compact”) was negotiated and signed by the Governor of California and the Mono in August 2012. The California State Assembly and Senate passed Assembly Bill 277 (“AB 277”) which ratified the Compact in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State to obtain a compact with the State or procedures from the Secretary of the Interior under which Class III gaming may be conducted on the North Fork Site. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.
Approval of gaming compact by DOI	The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register. The Secretarial Procedures supersede and replace the Compact.
Record of decision regarding environmental impact published by BIA	In November 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. In December 2012, the Notice of Intent to take land into trust was published in the Federal Register.
BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust in February 2013.
Approval of management agreement by NIGC	In December 2015, the Mono submitted a Second Amended and Restated Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Second Amended and Restated Management Agreement. In March 2018, the Mono submitted the Management Agreement and certain related documents to the NIGC. In June 2018, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the deficiency letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act (“IGRA”).
Gaming licenses:
Type	The North Fork Project will include the operation of Class II and Class III gaming, which are allowed pursuant to the terms of the Secretarial Procedures and IGRA, following approval of the Management Agreement by the NIGC.
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
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community (the “North Fork Determination”). The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, the California Court of Appeal, Fifth Appellate District (the “Fifth District Court of Appeal”) ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the North Fork Determination. The Mono and the State filed petitions in the Supreme Court of California seeking review of the Fifth District Court of Appeal’s decision, which petitions for review were granted in March 2017. The Supreme Court of California deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. On August 31, 2020 the Supreme Court of California announced its decision in the United Auburn case, concluding that Governor Brown’s concurrence in that case did not exceed his authority. On October 14, 2020, the Supreme Court of California transferred the Stand Up case back to the Fifth District Court of Appeal with directions to vacate its December 2016 decision against the Mono and the State and to reconsider the matter in light of the United Auburn decision.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. In November 2016, the district court dismissed Picayune’s complaint, but the court subsequently vacated its ruling based on the December 2016 decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. The case has been stayed since 2017 pending a decision by the California Supreme Court in Stand Up for California! v. Brown.
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California (the “District Court”) alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act (“NEPA”) and the Clean Air Act (the “CAA”), and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. The Ninth Circuit heard oral argument on February 11, 2020 and in May 2020 rendered a decision affirming the grant of summary judgment on the Johnson Act issues and reversing and remanding for further proceedings the portion of the summary judgment decision relating to NEPA and the CAA. With respect to the portion of the case that was reversed and remanded, a briefing schedule has been established which has the briefing completed in January 2021.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Contract and customer-related liabilities:
Rewards Program liability	$20,635	$21,392
Advance deposits and future wagers	12,245	22,185
Unpaid wagers, outstanding chips and other customer-related liabilities	18,999	19,722
Other accrued liabilities:
Accrued payroll and related	40,005	57,438
Accrued gaming and related	27,047	27,490
Construction payables and equipment purchase accruals	2,720	27,462
Operating lease liabilities, current portion	3,098	3,646
Interest rate swaps and other	34,786	21,225
	$159,535	$200,560
7.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2020	December 31, 2019
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at September 30, 2020), net of unamortized discount and deferred issuance costs of $30.9 million at September 30, 2020	$1,486,280	$—
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (4.30% at December 31, 2019), net of unamortized discount and deferred issuance costs of $33.7 million at December 31, 2019	—	1,766,757
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.90% at September 30, 2020), net of unamortized discount and deferred issuance costs of $2.3 million at September 30, 2020	181,931	—
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.55% at December 31, 2019), net of unamortized discount and deferred issuance costs of $2.5 million at December 31, 2019	—	186,394
Term Loan A Facility due June 8, 2022, interest at a margin above LIBOR or base rate (3.80% at December 31, 2019), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2019	—	52,289
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.91% at September 30, 2020)	80,000	—
Revolving Credit Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.54% weighted average at December 31, 2019)	—	440,000
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $7.8 million at September 30, 2020	683,035	—
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $4.3 million and $5.0 million at September 30, 2020 and December 31, 2019, respectively	529,048	545,011
Other long-term debt, weighted-average interest of 3.83% at September 30, 2020 and December 31, 2019, net of unamortized discount and deferred issuance costs of $0.4 million at September 30, 2020 and December 31, 2019	42,097	42,840
Total long-term debt	3,002,391	3,033,291
Current portion of long-term debt	(24,016)	(33,989)
Total long-term debt, net	$2,978,375	$2,999,302

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
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at September 30, 2020 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at September 30, 2020. The Company expects to remain in compliance with its debt covenants; however, the Company’s results of operations and ability to comply with its debt covenants may be impacted in the future by COVID-19 and economic conditions resulting from COVID-19 and other factors.
Revolving Credit Facility
At September 30, 2020, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $918.5 million, which was net of $80.0 million in outstanding borrowings and $32.6 million in outstanding letters of credit and similar obligations.
Senior Notes
On February 7, 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% senior notes due 2028 (“4.50% Senior Notes”) pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. The net proceeds of the sale of the 4.50% Senior Notes were used (i) to repay a portion of the amounts outstanding under the Credit Facility, (ii) to pay fees and costs associated with the offering and (iii) for general corporate purposes. Interest on the 4.50% Senior Notes is paid every six months in arrears on February 15 and August 15.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The indenture governing the 4.50% Senior Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 4.50% Senior Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or make investments or pay distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture governing the 4.50% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal and accrued interest on such 4.50% Senior Notes to be declared due and payable.
During the three and nine months ended September 30, 2020, the Company repurchased $5.5 million and $59.2 million, respectively, in aggregate principal amount of its 4.50% Senior Notes and repurchased $5.0 million and $16.7 million, respectively, in aggregate principal amount of its 5.00% senior notes due 2025. These early debt repurchases resulted in gains on extinguishment of $0.3 million and $12.3 million for the three and nine months ended September 30, 2020, respectively, which included purchase rate discounts as well as the write-off of unamortized discount and deferred issuance costs on the retired principal amounts.
8.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of forward-starting interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2020, Station LLC’s interest rate swaps had a weighted-average fixed pay rate of 1.94%, a combined notional amount of $1.3 billion and effectively converted $1.3 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.09%. The interest rate swaps will expire July 8, 2021.
Derivative instruments are presented at fair value on the Condensed Consolidated Balance Sheets, and the Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty. Changes in the fair values of derivative instruments not designated in hedge accounting relationships and the related pretax gains and losses are presented in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which the change occurs.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At September 30, 2020, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $18.9 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets, are presented below (amounts in thousands):

	September 30, 2020	December 31, 2019
Interest rate swaps not designated in hedge accounting relationships:
Other accrued liabilities	$17,298	$440
Other long-term liabilities	—	5,227
Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss, were amortized as a reduction of interest expense through July 2020 as the hedged interest payments occurred. During the three months ended September 30, 2020 and 2019, $0.1 million and $0.7 million, respectively, in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2020 and 2019, $1.4 million and $2.2 million, respectively, in deferred net gains were similarly reclassified.
9.    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	September 30, 2020	December 31, 2019	Level of Fair Value Hierarchy
Liabilities
Interest rate swaps	$17,298	$5,667	Level 2 - Significant unobservable inputs
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial assets measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2020	December 31, 2019
Aggregate fair value	$2,916	$3,109
Aggregate carrying amount	3,002	3,033
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
10.    Stockholders’ Equity
On May 19, 2020, the Company announced that its Board of Directors had suspended the payment of dividends for the remainder of 2020. Accordingly, during the three months ended September 30, 2020, the Company paid no dividend. During the nine months ended September 30, 2020, the Company declared and paid a cash dividend of $0.10 per share of Class A common stock. During the three and nine months ended September 30, 2019, the Company declared and paid cash dividends of $0.10 and $0.30 per share of Class A common stock, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Net Income (Loss) Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income (loss) and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Red Rock Resorts, Inc.	$43,634	$(15,657)	$(180,107)	$(8,180)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	—	369	4,412	369
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	219	(1,734)	(2,891)	(6,081)
Net transfers from (to) noncontrolling interests	219	(1,365)	1,521	(5,712)
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$43,853	$(17,022)	$(178,586)	$(13,892)

11.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 13.0 million shares were available for issuance at September 30, 2020.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2020	712,447	$26.75	7,396,507	$25.79
Activity during the period:
Granted	19,290	27.22	—	—
Vested/exercised	(333,592)	26.15	(24,022)	20.19
Forfeited/expired	(26,843)	28.41	(781,932)	26.70
Outstanding at September 30, 2020	371,302	$27.19	6,590,553	$25.70

The Company recognized share-based compensation expense of $0.6 million and $8.3 million for the three and nine months ended September 30, 2020, respectively, and $4.5 million and $12.8 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, unrecognized share-based compensation cost was $19.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
12.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as net losses on asset disposals, redevelopment and preopening expenses, severance, business innovation and technology enhancements.
For the three and nine months ended September 30, 2020, write-downs and other charges, net were $1.4 million and $25.7 million, respectively, which included net losses on asset disposals, severance, and contract termination costs and other expenses related to various technology projects. For the three and nine months ended September 30, 2019, write-downs and other charges, net were $34.1 million and $66.7 million, respectively. These amounts included $28.2 million in artist performance agreement termination costs and severance payments at Palms’ nightclub and dayclub during the three months ended September 30, 2019. In addition, for the three and nine months ended September 30, 2019, write-downs and other charges, net included $0.6 million and $25.9 million, respectively, in Palms redevelopment and preopening costs, comprising

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
various expenses associated with the brand repositioning campaign and grand reopening, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 0.0% and (102.0)%, respectively, including discrete items, as compared to 3.1% and (0.9)% for the three and nine months ended September 30, 2019. The Company’s effective tax rate for the three and nine months ended September 30, 2020 as compared to the 21% statutory rate was primarily impacted by a full valuation allowance established against the deferred tax assets (“DTAs”). Other items impacting the effective tax rate include a rate detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not benefit from the portion of Station Holdco’s losses attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.
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
Historically, the Company recorded a full valuation allowance on the DTA related only to the LLC Units issued in the IPO and reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at September 30, 2020 and December 31, 2019, the valuation allowance was $168.9 million and $39.9 million, respectively.
The Company recorded $5.9 million of unrecognized tax benefits as of September 30, 2020. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
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
At September 30, 2020 and December 31, 2019, the Company’s liability under the TRA was $27.4 million and $25.1 million, respectively, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the nine months ended September 30, 2020, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $2.3 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during the three months ended September 30, 2020.
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
14.    Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. For the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive. Dilutive shares included in the calculation of diluted earnings per share for the three months ended September 30, 2020 represented outstanding shares of Class B common stock and nonvested restricted shares of Class A common stock.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$72,044	$(26,798)	$(224,173)	$(13,581)
Less: net (income) loss attributable to noncontrolling interests	(28,410)	11,141	44,066	5,401
Net income (loss) attributable to Red Rock, basic	43,634	(15,657)	(180,107)	(8,180)
Effect of dilutive securities	22,439	—	—	—
Net income (loss) attributable to Red Rock, diluted	$66,073	$(15,657)	$(180,107)	$(8,180)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average shares of Class A common stock outstanding, basic	70,824	69,618	70,436	69,525
Effect of dilutive securities	46,220	—	—	—
Weighted-average shares of Class A common stock outstanding, diluted	117,044	69,618	70,436	69,525

The calculation of diluted earnings (loss) per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at September 30, 2020 and 2019, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares issuable in exchange for Class B common stock and LLC Units	—	46,827	46,086	46,827
Shares issuable upon exercise of stock options	6,591	7,706	6,591	7,706
Shares issuable upon vesting of restricted stock	156	680	371	680
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
15.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,259	$1,298	$3,900	$3,862
Short-term lease cost	460	1,627	1,595	5,528
Variable lease cost	4,914	7,242	12,324	21,049
Total lease expense	$6,633	$10,167	$17,819	$30,439

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$12,418	$13,099

Operating lease liabilities:
Current portion	$3,098	$3,646
Noncurrent portion	11,723	10,675
Total operating lease liabilities	$14,821	$14,321

Weighted-average remaining lease term – operating leases	33.8 years	33.5 years
Weighted-average discount rate – operating leases	5.30%	5.40%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,249	$4,493
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,290	$—
Future minimum lease payments required under all operating leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2020 are as follows (amounts in thousands):

Year Ending December 31,
2020 (a)	$2,013
2021	3,197
2022	1,667
2023	872
2024	736
Thereafter	43,207
Total future lease payments	51,692
Less imputed interest	(36,871)
Total operating lease liabilities	$14,821
____________________________________
(a)    Amount represents minimum lease payments for the remainder of the year.
Lessor
For the three and nine months ended September 30, 2020, revenue from tenant leases was $2.9 million and $10.4 million, respectively. For the three and nine months ended September 30, 2019, revenue from tenant leases was $6.1 million and $18.2 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At September 30, 2020, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 20 years.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents undiscounted future minimum rentals to be received under operating leases as of September 30, 2020 (amounts in thousands):

Year Ending December 31,
2020 (a)	$1,863
2021	7,506
2022	5,080
2023	3,696
2024	2,783
Thereafter	5,246
$26,174
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues
Las Vegas operations:
Casino	$239,866	$238,269	$523,741	$728,470
Food and beverage	45,855	128,016	149,171	370,740
Room	22,068	48,169	67,635	145,555
Other (a)	12,792	26,113	37,376	75,621
Management fees	184	128	327	432
Las Vegas operations net revenues	320,765	440,695	778,250	1,320,818
Native American management:
Management fees	30,718	23,453	55,872	69,901
Reportable segment net revenues	351,483	464,148	834,122	1,390,719
Corporate and other	1,695	1,710	4,914	5,029
Net revenues	$353,178	$465,858	$839,036	$1,395,748

Net income (loss)	$72,044	$(26,798)	$(224,173)	$(13,581)
Adjustments
Depreciation and amortization	57,297	57,925	173,755	164,613
Share-based compensation	633	4,464	8,275	12,849
Write-downs and other charges, net	1,400	34,094	25,673	66,668
Tax receivable agreement liability adjustment	—	(97)	—	(97)
Interest expense, net	29,798	40,517	99,836	118,936
(Gain) loss on extinguishment/modification of debt, net	(482)	—	(235)	302
Change in fair value of derivative instruments	108	1,739	21,368	21,335
(Benefit) provision for income tax	—	(842)	113,185	124
Other	99	82	262	234
Adjusted EBITDA (b)	$160,897	$111,084	$217,946	$371,383

Adjusted EBITDA
Las Vegas operations	$141,670	$102,226	$198,060	$342,975
Native American management	29,826	22,273	52,634	65,699
Reportable segment Adjusted EBITDA	171,496	124,499	250,694	408,674
Corporate and other	(10,599)	(13,415)	(32,748)	(37,291)
Adjusted EBITDA	$160,897	$111,084	$217,946	$371,383

_______________________________________________________________
(a)Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 15.
(b)Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, severance, redevelopment and preopening expenses, business innovation and technology enhancements), interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other.
Beginning in the first quarter of 2020, the Company changed its methodology for allocating certain corporate technology expenses to its reportable segments. Historically, all technology costs incurred at the corporate level were allocated to the Company’s operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. Such corporate technology expenses were $3.3 million and $11.0 million for the three and nine months ended September 30, 2020, respectively, and $5.1 million and $13.6 million, for the three and nine months ended

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
September 30, 2019, respectively. The amounts for the prior year periods have been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.

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
Impact of COVID-19
In March 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was declared a global pandemic. As a result of a statewide order mandating the closure of Nevada casinos in an effort to limit the spread of COVID-19, all of our Las Vegas properties were temporarily closed on March 17, 2020. As permitted under Phase 2 of Nevada’s COVID-19 response plan, on June 4, 2020, we reopened our Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, together with our Wildfire properties, subject to certain operational restrictions. Our Texas Station, Fiesta Rancho, Fiesta Henderson and Palms properties remain closed at this time. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we do not expect to reopen any of these properties in 2020. The closure of our properties and the ongoing pandemic has had and may continue to have adverse effects on our business and results of operations, the extent and duration of which are difficult to estimate. In addition, Graton Resort, our managed property located in northern California, temporarily closed on March 17, 2020 and partially reopened on June 18, 2020.
We have implemented comprehensive health and cleanliness standards designed to provide the safest and most secure environment possible for our guests and employees, which include COVID-19 testing of our employees and vendors, personal protective equipment and temperature checks for employees and guests, enhanced cleaning procedures and other measures. We anticipate that for the remainder of the year, and likely thereafter, our results of operations will be impacted by the economic and social effects of the COVID-19 pandemic and the related operational restrictions, which may remain in place for an extended period of time. We cannot predict the extent to which our business will continue to be affected by the detrimental impacts of COVID-19 on the United States and Las Vegas economies, including widespread unemployment and related effects on consumer confidence and discretionary spending.
While we have taken steps to reduce our expenses in an effort to mitigate these and potential future effects of COVID-19 on our results of operations, we continue to have significant fixed and variable expenses that will impact our cash position and profitability. In March 2020, we drew $997.5 million under our revolving credit facility to secure our liquidity position and preserve financial flexibility, of which $917.5 million was repaid through September 2020. See Liquidity and Capital Resources for more information. In addition, we implemented staffing reductions in May 2020 that affected approximately 39% of our full-time workforce.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity and other government programs to support companies and employees affected by the COVID-19 pandemic. We have received certain benefits from the CARES Act, including payroll retention credits of up to $5,000 per employee for the wages and health insurance we continued to provide to team members who were not providing services during the temporary closures of our properties, a deferral of employer social security taxes for the remainder of 2020, and certain additional federal income tax benefits. For the nine months ended September 30, 2020, we recognized $38.2 million in payroll retention credits. We will continue to review and consider any other potential benefits available under the CARES Act for which we qualify.
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
At September 30, 2020, we held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our Condensed Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported as noncontrolling interest.
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
The United States economy and the economy in the Las Vegas metropolitan area have been negatively affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The unemployment rate in the Las Vegas metropolitan area was 14.8% in September 2020, down from a high of 34% in April 2020. Statewide, the unemployment rate for September 2020 declined to 12.6%, as compared to 30% in April 2020.
As a result of the COVID-19 pandemic, the temporary closure of all of our properties from March 17, 2020 through June 3, 2020, and the ongoing closure of four of our properties, our year-over-year operating results are not comparable. Further, our operating results for the prior year period were impacted by construction disruption and costs associated with the redevelopment project at Palms, which was completed in the third quarter of 2019.
Information about our results of operations is included herein and in the notes to our Condensed Consolidated Financial Statements.
Key Performance Indicators
We use certain key indicators to measure our performance.
Gaming revenue measures:
•Slot handle, table game drop and race and sports write are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table game drop boxes. Write represents the aggregate dollar amount wagered on race and sports events.
•Win represents the amount of wagers retained by us.
•Hold represents win as a percentage of slot handle or table game drop.
As our customers are primarily Las Vegas residents, our hold percentages are generally consistent from period to period. Notwithstanding the impact of the COVID-19 pandemic, fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.
Food and beverage revenue measures:
•Average guest check is a measure of food sales volume and product offerings at our restaurants, and represents the average amount spent per customer visit.
•Number of guests served is an indicator of volume.
Room revenue measures:
•Occupancy is calculated by dividing occupied rooms, including complimentary rooms, by rooms available.
•Average daily rate (“ADR”) is calculated by dividing room revenue, which includes the retail value of complimentary rooms, by rooms occupied, including complimentary rooms.
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2020	2019		2020	2019
Net revenues	$353,178	$465,858	(24.2)%	$839,036	$1,395,748	(39.9)%
Operating income	100,910	14,243	608.5%	9,955	125,869	(92.1)%

Casino revenues	239,866	238,269	0.7%	523,741	728,470	(28.1)%
Casino expenses	57,659	89,205	(35.4)%	172,559	259,861	(33.6)%
Margin	76.0%	62.6%		67.1%	64.3%

Food and beverage revenues	45,855	128,016	(64.2)%	149,171	370,740	(59.8)%
Food and beverage expenses	40,356	128,376	(68.6)%	155,266	360,767	(57.0)%
Margin	12.0%	(0.3)%		(4.1)%	2.7%

Room revenues	22,068	48,169	(54.2)%	67,635	145,555	(53.5)%
Room expenses	11,147	20,279	(45.0)%	38,222	61,034	(37.4)%
Margin	49.5%	57.9%		43.5%	58.1%

Other revenues	14,487	27,823	(47.9)%	42,290	80,650	(47.6)%
Other expenses	4,918	14,077	(65.1)%	17,610	39,610	(55.5)%

Management fee revenue	30,902	23,581	31.0%	56,199	70,333	(20.1)%

Selling, general and administrative expenses	79,491	107,756	(26.2)%	245,996	317,423	(22.5)%
Percent of net revenues	22.5%	23.1%		29.3%	22.7%

Depreciation and amortization	57,297	57,925	(1.1)%	173,755	164,613	5.6%
Write-downs and other charges, net	1,400	34,094	n/m	25,673	66,668	n/m
Tax receivable agreement liability adjustment	—	(97)	n/m	—	(97)	n/m
Interest expense, net	(29,798)	(40,517)	(26.5)%	(99,836)	(118,936)	(16.1)%
Gain (loss) on extinguishment/modification of debt, net	482	—	n/m	235	(302)	n/m
Change in fair value of derivative instruments	(108)	(1,739)	n/m	(21,368)	(21,335)	n/m
Benefit (provision) for income tax	—	842	n/m	(113,185)	(124)	n/m
Net income (loss) attributable to noncontrolling interests	28,410	(11,141)	n/m	(44,066)	(5,401)	n/m
Net income (loss) attributable to Red Rock	43,634	(15,657)	n/m	(180,107)	(8,180)	n/m
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
Three and Nine Months Ended September 30, 2020
Net Revenues. Net revenues for the three and nine months ended September 30, 2020 decreased by $112.7 million and $556.7 million, respectively, as compared to the prior year periods. The decrease in net revenues for the three months ended September 30, 2020 reflects lower revenue from our non-gaming operations, primarily hotel and food and beverage, partially offset by a slight increase in casino revenues, as well as the impact of the ongoing closure of four of our properties. For the nine months ended September 30, 2020, revenues were lower due to the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closures of the four properties, as well as state-mandated occupancy, social distancing and other restrictions in place at our reopened properties.
Operating Income. For the three and nine months ended September 30, 2020, we produced operating income of $100.9 million and $10.0 million, respectively, as compared to $14.2 million and $125.9 million, respectively, for the prior year periods. The year-over-year increase for the three months ended September 30, 2020 was primarily due to lower operating costs and expenses, including the impact of cost streamlining efforts at our reopened properties and the ongoing closure of four of our properties. The decrease in operating income for the nine months ended September 30, 2020 was primarily due to the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closure of the four properties, partially offset by the impact of cost reduction measures. Additional information about factors impacting our operating income is discussed below.
Casino.  For the three months ended September 30, 2020, casino revenue increased by 0.7% and casino expenses decreased by 35.4% as compared to the prior year period. Casino revenue grew slightly in the third quarter as we continued to attract our core customers to our reopened properties, including customers who previously visited our properties that remain closed. In addition, we saw growth in new customers and a sequential increase in signups for our Boarding Pass loyalty program. The decrease in casino expenses for the third quarter was primarily due to our four properties that continue to be closed, as well as cost reduction measures at our reopened properties and optimization of our marketing initiatives. For the nine months ended September 30, 2020, casino revenues decreased by 28.1% and casino expenses decreased by 33.6% as compared to the prior year period. The year-over-year decreases in casino revenues and casino expenses for the nine months ended September 30, 2020 were primarily attributable to the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closure of four of our properties, as well as cost reduction measures at our reopened properties.
Food and Beverage.  Food and beverage includes restaurants, bars and catering at all of our Las Vegas properties. For the three months ended September 30, 2020, food and beverage revenue decreased by 64.2% as compared to the prior year period, primarily due to the closure of our four properties, particularly Palms. In addition, the closure of all of the buffets at our reopened properties, as well as lower catering revenue due to the impact of COVID-19 on group business, contributed to the year-over-year decrease in food and beverage revenues for the third quarter. For the three months ended September 30, 2020, food and beverage expenses decreased by 68.6% as compared to the prior year period, which was driven primarily by the same factors as the decline in revenues. For the nine months ended September 30, 2020, food and beverage revenue decreased by 59.8% and food and beverage expenses decreased by 57.0% due to the impact of the four closed properties, primarily Palms, the ongoing closure of our buffets, and the mandated closure of all of our properties from March 17, 2020 through June 3, 2020.
Room.  Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Occupancy	61.1%	88.4%	70.4%	88.7%
Average daily rate	$105.86	$126.68	$120.55	$128.71
Revenue per available room	$64.67	$111.97	$84.86	$114.11

For the three months ended September 30, 2020, room revenues decreased by 54.2% and room expenses decreased by 45.0% as compared to the prior period. The year-over-year decline in revenues for the period was due to reduced occupancy and average daily rate as a result of decreased travel amid the COVID-19 pandemic, as well as the impact of the ongoing closure of four of our properties. The decrease in room expenses for the period was attributable to the ongoing closure of the four properties, as well as our cost streamlining initiatives. For the nine months ended September 30, 2020, room revenues decreased by 53.5% and room expenses decreased by 37.4% as compared to the prior year period, due to the lower occupancy and average daily rate, the temporary closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closure of the four properties, as well as cost reduction measures.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, entertainment and other, and their corresponding expenses. For the three months ended September 30, 2020, other revenues decreased by 47.9% and other expenses decreased by 65.1% as compared to the prior year period, primarily due to the ongoing closure of the four properties, a reduction in non-gaming amenities offered at our reopened properties, such as movie theaters, and lower revenues from amenities that are operating. Other revenues and other expenses decreased by 47.6% and 55.5%, respectively, for the nine months ended September 30, 2020 as compared to the prior year period, due to the same factors impacting the three-month period, as well as the temporary closure of all of our properties from March 17, 2020 through June 3, 2020.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreements with a Native American tribe to manage Graton Resort. For the three months ended September 30, 2020, management fee revenue increased by 31.0% as compared to the prior year period due to improved performance of Graton Resort’s gaming operations. For the nine months ended September 30, 2020, management fee revenue decreased by 20.1% due to the effects of the COVID-19 pandemic, including the temporary closure of Graton Resort from March 17, 2020 through June 17, 2020. Our agreements to manage Graton Resort were originally scheduled to expire in November 2020. The parties have agreed that the terms and expiration dates of the management agreements will be extended as a result of the closure to February 5, 2021. Whether the management agreements provide for an additional extension beyond that date is in dispute and the length of an additional extension, if any, has not been agreed and cannot be determined at this time.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2020, SG&A expenses decreased by $28.3 million and $71.4 million, respectively, as compared to the prior year periods, primarily due to the property closures, as well as various cost reduction initiatives, including employee costs.
Depreciation and Amortization.  For the three and nine months ended September 30, 2020, depreciation and amortization expense decreased by 1.1% and increased by 5.6%, respectively, as compared to the prior year periods. The increase for the nine months ended September 30, 2020 was primarily due to additional portions of the Palms redevelopment project being placed into service in April 2019 and September 2019.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, severance, preopening and redevelopment, business innovation and technology enhancements and non-routine expenses. For the three and nine months ended September 30, 2020, write-downs and other charges, net totaled $1.4 million and $25.7 million, respectively, which included net losses on asset disposals, severance, and contract termination costs and other expenses related to various technology projects. For the three months ended September 30, 2019, write-downs and other charges, net totaled $34.1 million, which included $28.2 million in artist performance agreement termination costs and severance payments as a result of the closure of Palms’ nightclub and dayclub. For the nine months ended September 30, 2019, write-downs and other charges, net totaled $66.7 million, which included the costs associated with the closure of Palms’ nightclub and dayclub in the third quarter as well as $25.9 million in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
Interest Expense, net.  Interest expense, net decreased to $29.8 million and $99.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $40.5 million and $118.9 million for the same periods in 2019. The decrease in interest expense was due to lower variable interest rates on our credit facility, primarily due to a decrease in LIBOR. Interest rates have decreased in the current year in response to economic and growth uncertainty surrounding the COVID-19 pandemic. Additional information about long-term debt is included in Note 7 to the Condensed Consolidated Financial Statements.
Gain (Loss) on Extinguishment/Modification of Debt, net. For the three months ended September 30, 2020, we recognized a gain of $0.5 million as a result of repurchases of $15.5 million of our outstanding indebtedness, primarily our 4.50% and 5.00% senior notes. For the nine months ended September 30, 2020, we recognized a net gain of $0.2 million comprising a $12.7 million gain on repurchases of $81.9 million of our outstanding indebtedness, partially offset by a loss of

$12.5 million on amendments to our credit facility in February 2020. For the three and nine months ended September 30, 2019, we recorded a $0.3 million loss on extinguishment/modification of debt, net, resulting from the amendment to the credit facility in February 2019. See Note 7 for additional information.
Change in Fair Value of Derivative Instruments. During the three and nine months ended September 30, 2020, we recognized net losses of $0.1 million and $21.4 million, respectively, in the fair value of our interest rate swaps, as compared to net losses of $1.7 million and $21.3 million for the prior year periods. The losses were primarily due to downward movements in the forward interest rate curve.
Benefit (Provision) for Income Tax. For the three months ended September 30, 2020, we recognized no income tax benefit or provision. For the nine months ended September 30, 2020, we recognized income tax expense of $113.2 million, primarily related to the establishment of a full valuation allowance on our deferred tax assets due to the uncertainty of realizing the tax benefits. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income nor benefit from a taxable loss. Due to these factors, our effective tax rate of 0.0% and (102.0)% for the three and nine months ended September 30, 2020, respectively, was less than the statutory rate. We recognized an income tax benefit of $0.8 million for the three months ended September 30, 2019, and a provision for income tax of $0.1 million for the nine months ended September 30, 2019.
Net Income (Loss) Attributable to Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019 represented the portion of net (loss) income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 for our two reportable segments and a reconciliation of net income (loss) to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues
Las Vegas operations	$320,765	$440,695	$778,250	$1,320,818
Native American management	30,718	23,453	55,872	69,901
Reportable segment net revenues	351,483	464,148	834,122	1,390,719
Corporate and other	1,695	1,710	4,914	5,029
Net revenues	$353,178	$465,858	$839,036	$1,395,748

Net income (loss)	$72,044	$(26,798)	$(224,173)	$(13,581)
Adjustments
Depreciation and amortization	57,297	57,925	173,755	164,613
Share-based compensation	633	4,464	8,275	12,849
Write-downs and other charges, net	1,400	34,094	25,673	66,668
Tax receivable agreement liability adjustment	—	(97)	—	(97)
Interest expense, net	29,798	40,517	99,836	118,936
(Gain) loss on extinguishment/modification of debt, net	(482)	—	(235)	302
Change in fair value of derivative instruments	108	1,739	21,368	21,335
(Benefit) provision for income tax	—	(842)	113,185	124
Other	99	82	262	234
Adjusted EBITDA	$160,897	$111,084	$217,946	$371,383

Adjusted EBITDA
Las Vegas operations	$141,670	$102,226	$198,060	$342,975
Native American management	29,826	22,273	52,634	65,699
Corporate and other	(10,599)	(13,415)	(32,748)	(37,291)
Adjusted EBITDA	$160,897	$111,084	$217,946	$371,383

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income (loss), Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, severance, redevelopment and preopening expenses, business innovation and technology enhancements), interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other.
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
Beginning in the first quarter of 2020, we changed our methodology for allocating certain corporate technology expenses to our reportable segments. Historically, all technology costs incurred at the corporate level were allocated to our operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. For the three and nine months ended September 30, 2020, such corporate technology expenses were $3.3 million and $11.0 million, respectively, and for the three and nine months ended September 30, 2019, such corporate technology expenses were $5.1 million and $13.6 million, respectively. The amounts for the prior year periods have been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.
Holding Company Financial Information
The indentures governing the 5.00% Senior Notes and 4.50% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes of the Holding Company and the liability relating to the tax receivable agreement (“TRA”).
At September 30, 2020, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million that is solely an asset of the Holding Company, as well as liabilities that are solely the Holding Company’s, consisting of a $27.4 million liability under the TRA and $0.6 million of other current liabilities. At December 31, 2019, the Holding Company had cash of $0.2 million and a net deferred tax asset of $113.2 million, as well as liabilities that are solely the Holding Company’s, consisting of a $25.1 million liability under the TRA and $0.8 million of other net current liabilities.
For the three months ended September 30, 2020, the Holding Company recognized no net income or loss, and for the nine months ended September 30, 2020, the Holding Company recognized a net loss of $113.3 million representing provision for income tax to establish a full valuation allowance against its deferred tax assets. See Note 13 to the Condensed Consolidated Financial Statements for additional information about income taxes. For the three and nine months ended September 30, 2019, the Holding Company recognized net income of $0.9 million and a net loss of $0.1 million, respectively, primarily representing income taxes.
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
We have taken steps to reduce our operating costs while our business continues to be impacted by the COVID-19 pandemic but we continue to have substantial payment obligations, including salaries, wages and employee benefits, payments with respect to our outstanding indebtedness, service contracts, property taxes, insurance and other obligations. In addition, on May 19, 2020, we announced that our board of directors had suspended the payment of dividends for the remainder of 2020. To increase our cash position and preserve financial flexibility in light of uncertainty in the global markets, Station LLC borrowed $997.5 million under its revolving credit facility in March 2020, of which $917.5 million was repaid through September 2020. Station LLC’s borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility, was $918.5 million at September 30, 2020, which was net of $80.0 million in outstanding borrowings and $32.6 million in outstanding letters of credit and similar obligations. In addition, we reduced our outstanding indebtedness by approximately $65 million subsequent to September 30, 2020.

Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for the remainder of 2020 are expected to include required principal and interest payments on Station LLC’s indebtedness, totaling $4.1 million and $32.1 million, respectively, and approximately $8.0 million to $12.0 million for capital expenditures. We expect to use cash on hand and cash generated from operations to meet such obligations. At September 30, 2020, we had $108.9 million in cash and cash equivalents.
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
On February 7, 2020, we amended Station LLC’s credit facility to, among other things, (i) increase the borrowing availability under the revolving credit facility by $135.1 million to $1.03 billion, (ii) extend the maturity date for term loans A and B and the revolving credit facility to February 7, 2025, February 7, 2027, and February 7, 2025, respectively, (iii) reduce the interest rate margin under the term loan B by 25 basis points and (iv) increase the consolidated total leverage ratios by 0.50x, the achievement of which will result in an interest rate step-down for the term loan A and the revolving credit facility. We also issued $750.0 million in aggregate principal amount of 4.50% senior notes due 2028 pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. See Note 7 to the Condensed Consolidated Financial Statements for more information.
We are obligated to make payments under the TRA, which is described in Note 13 to the Condensed Consolidated Financial Statements. At September 30, 2020, such obligations with respect to previously consummated transactions totaled $27.4 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. Required TRA payments are generally limited to one payment per year, and the timing of these payments may vary. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through September 30, 2020, no repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations. During the nine months ended September 30, 2020, we repurchased $81.9 million in principal amount of our outstanding indebtedness, primarily our 4.50% and 5.00% senior notes.
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$85,553	$216,649
Investing activities	(56,998)	(376,758)
Financing activities	(48,233)	152,356

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
For the nine months ended September 30, 2020, net cash provided by operating activities was $85.6 million as compared to $216.6 million for the prior year period. Operating cash flows were negatively impacted by the ongoing COVID-19 pandemic, including the temporary closure of all of our properties and the continued closure of four of our properties, the effects of state-mandated occupancy and social distancing restrictions, and reduced consumer confidence, discretionary spending and travel.
Cash Flows from Investing Activities
For the nine months ended September 30, 2020, cash paid for capital expenditures totaled $53.4 million. During the nine months ended September 30, 2019, capital expenditures were $324.4 million, which primarily were related to the redevelopment project at Palms.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, we reduced our net borrowings under the revolving credit facility by $360.0 million and we issued $750.0 million in principal amount of 4.50% senior notes due 2028. In addition, we repaid $334.9 million of outstanding borrowings under our term loans and we paid $68.2 million to repurchase $81.9 million in principal amount of our outstanding indebtedness, primarily our senior notes. We also paid $7.3 million in dividends to Class A common shareholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $22.9 million in fees and costs related to the amendment of the credit facility and new senior notes.
During the nine months ended September 30, 2019, we incurred net borrowings under the revolving credit facility of $212.1 million. For the same period, we paid $20.9 million in dividends to Class A common shareholders and $14.1 million in cash distributions to the noncontrolling interest holders of Station Holdco.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. As described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, the amendment of the credit facility in February 2020 included changes to certain financial ratio covenants that Station LLC is required to maintain throughout the term of the facility. During the nine months ended September 30, 2020, there were no other changes to the covenants included in the credit facility or the indentures governing the senior notes. We believe that as of September 30, 2020, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes. However, the ongoing impacts of the COVID-19 pandemic on our business, operations and results of operations may negatively impact our ability to remain in compliance with such covenants.
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
Off-Balance Sheet Arrangements
At September 30, 2020, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 8 to the Condensed Consolidated Financial Statements. At September 30, 2020, we had outstanding letters of credit and similar obligations totaling $32.6 million.
Contractual Obligations
During the nine months ended September 30, 2020, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the February 2020 amendment to Station LLC’s credit facility and the issuance of $750.0 million in aggregate principal amount of 4.50% senior notes due 2028. These transactions are described in Note 7 to the Condensed Consolidated Financial Statements.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 9 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 7 to the Condensed Consolidated Financial Statements. Material changes to the terms of our indebtedness during the nine months ended September 30, 2020 are described therein and include the February 2020 amendment to Station LLC’s credit facility and the issuance of $750.0 million in aggregate principal amount of 4.50% senior notes due 2028.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 8 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
Forward-looking Statements
The outbreak of COVID-19 resulted in the closure of all of our casino properties and all other casino properties located in Nevada from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but certain of our properties will remain closed until we determine when and if to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand, expense of operating the properties and restrictions on operations to implement social distancing and other health and safety protocols. The outbreak of COVID-19 and measures to implement social distancing have caused, and will likely continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular. In addition, we expect that our operations will continue to be negatively impacted by diminished consumer confidence and discretionary spending and by social distancing measures applicable to our gaming and entertainment venues.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2020. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
On March 13, 2020, in response to the COVID-19 pandemic the United States government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials implemented social distancing and sheltering-in-place requirements. As a result of orders implemented by Nevada Governor Steve Sisolak, all of our properties were closed from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but Texas Station, Fiesta Rancho, Fiesta Henderson and Palms will remain closed until we determine when and if to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand, expense of operating the properties and restrictions on operations to implement social distancing and other health and safety protocols.
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
We may also face unforeseen liability or be subject to additional obligations as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of failing to comply with applicable health and safety regulations. COVID-19 has materially adversely affected the economy and financial markets of the United States and the world and has resulted in widespread unemployment in the United States. We are particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities which bring demand for casino hotel properties such as ours. We also expect that visitation to our casino hotel properties will continue to be impacted by travel restrictions or warnings and consumer concerns about visiting public places. The duration and impact of the economic downturn, widespread unemployment and consumer fears on overall customer demand and on our properties cannot reasonably be determined but may be protracted and could have a material adverse impact on our business and results of operations.

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
We rely on our casino operations as a primary source of income and operating cash flows to remain in compliance with covenants contained in the documents governing our outstanding indebtedness. At September 30, 2020 we were in compliance with such covenants; however, our ability to remain in compliance with the covenants contained in such agreements may be negatively impacted if the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. Failure to satisfy such debt covenants would require us to seek waivers or amendments of such covenants. If we are unable to obtain such waivers or amendments, our creditors would be entitled to exercise remedies under the documents governing such obligations, including acceleration of the outstanding principal amount of such indebtedness. In addition, while we believe that our cash on hand will be sufficient to provide liquidity to meet our obligations during the current period that our operations are impacted by the COVID-19 pandemic, our ability to make required payments under our outstanding indebtedness or other obligations may be impacted by additional measures that we are required to take in response to the COVID-19 pandemic and widespread unemployment and disruption to the economy caused by the COVID-19 pandemic.
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
(a)Exhibits
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

RED ROCK RESORTS, INC., Registrant

Date:	November 6, 2020	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)