Form 10-K
period 2020-12-31
Red Rock Resorts, Inc.
filed 2021-02-23
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $730.9 million, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2021
Class A Common Stock, $0.01 par value	71,228,168
Class B Common Stock, $0.00001 par value	46,085,804

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2020.

PART I
ITEM 1.BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned). A subsidiary of Station LLC also managed Graton Resort & Casino (“Graton Resort”) in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2020, we held 60.7% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC. Our only assets are our ownership interests in Station LLC and Station Holdco, other than cash and tax-related assets and liabilities. We have no operations outside of our management of Station Holdco and Station LLC.
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
Most of our major properties are master-planned for expansion, enabling us to incrementally expand our facilities as demand dictates. We also control six highly desirable gaming-entitled development sites in Las Vegas.
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
Impact of COVID-19
During 2020, our business was significantly negatively impacted by the global pandemic caused by a new strain of coronavirus (“COVID-19”). All of our Las Vegas properties were temporarily closed on March 17, 2020 in compliance with a statewide emergency order mandating the closure of all nonessential businesses in Nevada, including casinos. On June 4, 2020, we reopened our Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, as well as our Wildfire properties, subject to state-mandated occupancy and other operational restrictions. At December 31, 2020, our Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we have no plans to reopen any of these properties in 2021.
Subsequent to the reopening of most of our properties in June 2020, we saw favorable customer trends which continued throughout the third and fourth quarters, including strong visitation from a younger demographic, increased spend per visit, more time spent on device, and increased return of our core customers. While these trends helped drive strong post-reopening operating results at our first-to-reopen properties, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of COVID-19 on the United States and Las Vegas economies may affect our business in the future.

The COVID-19 pandemic has had and may continue to have a detrimental impact on the United States and Las Vegas economies, including widespread unemployment as well as reduced consumer confidence, discretionary spending and travel. We have taken steps to mitigate these and potential future effects of COVID-19 on our results of operations through a combination of streamlining our business, optimizing our marketing initiatives, and reducing expenses, including staffing reductions in May 2020 that affected approximately 39% of our full-time workforce. However, we continue to have significant fixed and variable expenses that will impact our cash position and profitability. We have implemented comprehensive health and cleanliness standards designed to provide the safest and most secure environment possible for our guests and employees, which include COVID-19 testing of our employees and vendors, personal protective equipment and temperature checks for employees and guests, enhanced cleaning procedures and other measures.
The United States economy and the economy in the Las Vegas metropolitan area have been negatively affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2020, the unemployment rate in the Las Vegas metropolitan area was 10.4%, down from a high of 34% in April 2020. Statewide, the unemployment rate for December 2020 declined to 9.0%, as compared to 30% in April 2020. Despite the economic impacts of the COVID-19 pandemic, the median price of an existing single-family home in Las Vegas was up 10.2% at December 31, 2020 as compared to the prior year. This continues a trend of significant improvement in home values in Las Vegas since 2012, with the median home price remaining at an all-time high of $314,000 in December 2020 according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 1.5% growth rate in 2020. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
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
Business Strategy
Our primary operating strategy emphasizes attracting and retaining customers, primarily Las Vegas residents and, to a lesser extent, out-of-town visitors. Our properties attract customers through:
•convenient locations with best-in-class assets;
•offering our customers the latest in slot and video poker technology;
•a variety of non-gaming amenities such as hotel resorts, restaurants, bars and entertainment options;
•focused marketing efforts targeting our extensive customer database;
•innovative, frequent and high-profile promotional programs; and
•convention business.
The Las Vegas regional market is very competitive, and we compete with both large hotel casinos in Las Vegas and smaller gaming-only establishments throughout the Las Vegas Valley.
Provide a high quality, value-oriented gaming and entertainment experience. We are committed to providing a high-value entertainment experience for our guests, as our significant level of repeat visitors demand exceptional service, variety and quality in their overall experience. We offer a broad array of gaming options, including the most popular slot and video poker products, and the latest technological innovations in slots, table games and sports wagering. We believe that providing a wide variety of entertainment options is also a significant factor in attracting guests. In particular, we feature multiple dining options at all of our major properties, which is a primary motivation for casino visits. We are dedicated to ensuring a high level of guest satisfaction and loyalty by providing attentive guest service in a convenient, friendly and casual atmosphere. As part of our commitment to providing a high-value entertainment experience and to stimulate visitation, we regularly refresh and enhance our gaming and non-gaming amenities.
Generate revenue growth through targeted marketing and promotional programs. Our significant advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve material economies of scale. While we advertise through traditional media such as television, radio and newspaper to reach our core guests, we continue to expand our focus and spend on social, digital and mobile platforms to respond to the evolving trends in methods through which guests receive information.

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
Utilize flexible capital structure to drive growth and equity holder returns. We maintain a flexible capital structure that we believe allows us to pursue a balance of new growth opportunities and a disciplined return of capital to our equity holders. We believe our scalable platform and extensive development and management expertise provide us the ability to build master-planned expansions, pursue acquisitions and/or seek new development opportunities in an effort to maximize equity holder returns.
Maintain strong employee relations. Station LLC began as a family-run business in 1976 and has maintained close-knit relationships among our management, and we endeavor to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have excellent employee relations. See “Human Capital” for more information on our employee relations. In addition, see “Risk Factors—Business, economic, market and operating risks—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.”
Develop and operate Native American projects. We currently provide development and management services to a Native American tribe using our expertise in developing and operating regional entertainment destinations.

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2020. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________
(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.” The exchange ratio for LLC Units and shares of Class B common stock for shares of Class A common stock is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio and the exchange ratio as of December 31, 2020 was one share of Class A common stock for each LLC Unit and share of Class B common stock and is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock.
(2)    “Continuing Owners” refers to the owners of LLC Units at December 31, 2020 who held such units prior to the Company’s IPO in May 2016.
Properties
Set forth below is selected information about our properties at December 31, 2020. Due to the impacts of the ongoing COVID-19 pandemic and related operational restrictions, certain amenities listed within the property descriptions below are temporarily closed.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	795	2,505	70	64
Green Valley Ranch	495	2,136	37	40
Palace Station	575	1,516	51	30
Boulder Station	299	2,224	35	46
Sunset Station	457	1,993	31	80
Santa Fe Station	200	2,259	49	39
Wild Wild West	260	164	—	20
Wildfire Rancho	—	161	—	5
Wildfire Boulder	—	159	—	2
Wildfire Sunset	—	127	—	1
Wildfire Lake Mead	—	70	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	184	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	183	—	9
	3,081	13,769	273	339

Closed Las Vegas Properties (3)
Palms (4)	1,363	1,420	53	37
Texas Station	199	1,668	23	47
Fiesta Rancho	100	1,010	12	25
Fiesta Henderson	224	1,398	18	35
	4,967	19,265	379	483

Managed Property
Graton Resort & Casino (5)	200	3,185	115	254
__________________________________________________________________________
(1)Includes slot and video poker machines.

(2)Generally includes blackjack (“21”), craps, roulette, pai gow and baccarat.
(3)Prior to closing on March 17, 2020.
(4)Hotel rooms include 599 condominium units.
(5)Our management agreement for Graton Resort was terminated on February 5, 2021.
Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square-foot outdoor shopping, dining and entertainment center; City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public; and Las Vegas Ballpark, the home of the Las Vegas Aviators professional Triple-A baseball team. Red Rock is a AAA Four Diamond resort featuring an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock also features numerous bars and lounges and offers a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. This Mediterranean style AAA Four Diamond resort features standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, a gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and El Cielo Ballroom. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch also features several bars and offers a variety of quick-serve restaurants.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. In December 2018, Palace Station completed a $192.6 million redevelopment project, which added 178,000 square feet of gaming and entertainment space to the property, along with a refreshed exterior look. Highlights of the property include a fully renovated and expanded gaming floor, 575 updated hotel rooms and suites, a new resort-style pool area, a state-of-the-art bingo room, a fully renovated poker room, a fully renovated race and sports book, a nine-screen Regal Cinnebarre luxury movieplex and two LED marquee signs. In addition to the new venues and upgrades, Palace Station offers other non-gaming amenities including six full-service restaurants, three bars, an approximately 20,000-square-foot meeting and convention center and a gift shop. In addition to its many full-service restaurants, Palace Station also offers a variety of quick-serve restaurants.
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Boulder Highway and Interstate 515. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including three full-service restaurants, a 750-seat entertainment lounge, four bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station also offers a variety of quick-serve restaurants.
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of McCarran International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme. Additional non-gaming amenities include five full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. In addition, the center of the casino features a bar highlighted by over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of U.S. Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four bars and grills, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station also features a bar which is a centerpiece of the casino. In addition, Santa Fe Station offers a variety of quick-serve restaurants.
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
Wildfire Boulder and Wildfire Sunset
We purchased Wildfire Boulder and Wildfire Sunset in 2004. Both properties are located in Henderson, Nevada, and offer non-gaming amenities which include a quick-serve restaurant and a bar. Wildfire Boulder is located approximately seven miles southeast of Fiesta Henderson. Wildfire Sunset is located next to Sunset Station.
Wildfire Lake Mead
We purchased Wildfire Lake Mead in 2006. Wildfire Lake Mead is located in Henderson, Nevada, and features a bar and quick-serve food offerings.
Wildfire Valley View and Wildfire Anthem
We purchased Wildfire Valley View and Wildfire Anthem in 2013. Wildfire Valley View is located in Las Vegas and Wildfire Anthem is located in Henderson, Nevada. Non-gaming amenities offered by Wildfire Valley View and Wildfire Anthem include a bar and quick-serve food offerings.
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, a casino and brew pub, The Greens, a restaurant and lounge, and Wildfire Lanes, which features a quick-serve restaurant, two bars and an 18-lane bowling center.
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
The redevelopment also added several new full-service restaurants and dining options and an iconic center bar, Unknown, featuring signature art pieces from world-renowned artist Damien Hirst. In addition to its many full-service restaurants, Palms also offers a variety of quick-serve restaurants. Apart from these new venues and upgrades, Palms offers other non-gaming amenities that were upgraded in the redevelopment, including: a fully upgraded 14-screen Brendan Theatres luxury movieplex; a resort pool; a complete renovation of the 2,500-seat Pearl Concert Theater; a full-service and state-of-the art 8,000 square foot recording studio, and a new wellness spa and salon.
Texas Station
Texas Station opened in 1995 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid’s Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, six bars, an 18-screen movie theater complex, a swimming pool, two non-gaming video arcades, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station also offers several unique bars and lounges as well as a variety of quick-serve restaurants.
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features non-gaming amenities including full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and several bars. Fiesta Rancho’s restaurants also include a variety of quick-serve restaurants.
Fiesta Henderson
We purchased Fiesta Henderson in 2001 and subsequently refurbished and expanded the facility. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada, approximately three miles southeast of Sunset Station. Fiesta Henderson features non-gaming amenities including four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, four bars and lounges and meeting space. Fiesta Henderson also offers a variety of quick-serve restaurants.
Graton Resort & Casino
Until February 5, 2021 we managed Graton Resort in northern California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria, a federally recognized Native American tribe (the “FIGR”). The management agreement had a term of seven years from the opening date and was originally expected to expire in November 2020, but was extended as a result of the COVID-19 pandemic through February 5, 2021, when the FIGR terminated our management role at Graton Resort. We believe the FIGR terminated the management agreement prematurely and we are currently attempting to resolve that issue with the FIGR.
Developable Land
We own approximately 315 acres of developable land comprised of six strategically-located parcels in Las Vegas, Nevada, each of which is zoned for casino gaming and other commercial uses. We also own three additional development sites that are currently for sale. Following is a description of such parcels of land held for development or sale:
Land Held for Development
•Durango/I-215: We own approximately 71 acres located at the intersection of Durango Road and Interstate 215 in the southwestern area of the Las Vegas Valley. The site has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site.
•Wild Wild West: We own approximately 96 acres of land located at the intersection of Tropicana Boulevard and Interstate 15, less than one-half mile from the Las Vegas Strip. This site has excellent visibility and access from Interstate 15, on which approximately 290,000 cars per day pass by the site. Included in this site are the 20 acres on which Wild Wild West is located. On the remainder of the site, we own a number of commercial and industrial buildings that we lease to third-party tenants.
•Flamingo/I-215: We own approximately 58 acres located between Flamingo Road and Interstate 215 in the master-planned community of Summerlin in Las Vegas. The site has excellent visibility and access from Interstate 215.

•Via Inspirada/Bicentennial Parkway: We own approximately 45 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas Valley, approximately six miles southwest of Green Valley Ranch. This site is the only casino gaming-entitled property in the master-planned community of Inspirada.
•Skye Canyon: We own approximately 40 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles northwest of Santa Fe Station.
•Boulder Highway: We own approximately five acres at the intersection of Boulder Highway and Oakey Boulevard approximately 1.5 miles southeast of downtown Las Vegas. This site has grandfathered gaming entitlements that predate room and other amenity requirements, which creates greater flexibility with respect to the potential development of this site.
Land Held for Sale
•Mt. Rose Property (Reno): We own approximately 89 acres at the intersection of Mt. Rose Highway and South Virginia Street in Reno, Nevada.
•Cactus Avenue: We own approximately 57 acres near the intersection of Cactus Avenue and Las Vegas Boulevard, approximately six miles south of the Las Vegas Strip.
•South Virginia Street/I-580 (Reno): We own approximately eight acres on South Virginia Street near Interstate 580, directly across from the Reno-Sparks Convention Center.
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
The development of the North Fork Project is subject to several ongoing legal challenges, the receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 5 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
At December 31, 2020, there were approximately 39 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 141 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2020, there were approximately 1,435 restricted gaming locations in Clark County with approximately 13,150 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which, together with the expansion of sports gaming as a result of the pandemic, has resulted in a substantial expansion of sports gaming outside the state of Nevada. Several states are also considering legalizing casino gaming in designated areas. Legalized casino and sports gaming in various states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware and Pennsylvania, and legislation permitting internet gaming has been approved or proposed by a number of other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, 78 Native American tribes have Tribal-State Compacts with the State of California or procedures with the Secretary of the Interior to operate Class III gaming in California. At December 31, 2020, there were 66 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
Nevada Gaming Laws and Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”) and various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the Las Vegas City Council, the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”), the North Las Vegas City Council, the Henderson City Council and certain other local regulatory agencies. The Nevada Commission, Nevada Board, Las Vegas City Council, CCLGLB, North Las Vegas City Council, Henderson City Council, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities.”
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
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). On August 27, 2020, the Nevada Commission issued its Sixth Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Sixth Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.

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
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Sixth Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $50,000 for all purposes, including foreign gaming and compliance with the Sixth Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
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
The IGRA established three separate classes of tribal gaming: Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a Native American tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo (and electronic or computer-aided versions of such games) and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers.
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
Title 25, Section 81 of the United States Code states that “no agreement or contract with an Indian tribe that encumbers Indian lands for a period of 7 or more years shall be valid unless that agreement or contact bears the approval of the Secretary of the Interior or a designee of the Secretary.” An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We intend to comply with Section 81 with respect to any other contract with an Indian tribe in the United States.
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
Human Capital
At January 31, 2021, we had approximately 7,600 employees, all of whom were employed in the United States. We have a talented and diverse workforce and believe we have excellent employee relations. We have always understood that our most important asset is our team members, and the events of 2020 exemplified their importance to our organization and our customers. Despite the challenging year, we continued to roll out our “Focus on Family” program to all of our team members to recognize the contribution that every team member has made to the Company. Some highlights of our accomplishments to date include:
•We provided salary and benefits continuation for team members throughout the mandatory closure of our properties due to COVID-19, including full medical, dental and vision;
•We provided on-site COVID-19 testing for all team members prior to the reopening of certain of our properties in June 2020 and periodic testing thereafter;
•We installed thermal temperature screening equipment at all team member entrances;
•We implemented strong health and safety protocols to protect team member health and well-being, including protocols relating to sanitization, masking and social distancing;
•We offer free medical, dental and health benefits to all of our team members making less than $100,000 per year;
•We opened two on-site medical centers offering free office visits, free generic prescriptions and lab services for team members and their families;

•We implemented pay for performance and competitive rate adjustments, which will positively impact the vast majority of our team members;
•We contributed over $8.6 million to our team members’ 401(k) retirement program; and
•We began implementing extensive training and development initiatives focusing on leadership and development.
These initiatives, together with a number of other positive changes we have made, were designed to enhance the long-term health, well-being and financial security of our team members and their families as well as give us the ability to recruit and retain the best team members and make Red Rock Resorts the employer of choice in the Las Vegas Valley.
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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “might,” “should,” “could,” “would,” “seek,” “pursue,” and “anticipate” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning:
•projections of future results of operations or financial condition;
•expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•expenses and our ability to operate efficiently;
•expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•expectations regarding the availability of capital resources, including our ability to refinance our outstanding indebtedness;
•our intention to pursue development opportunities and acquisitions and obtain financing for such development and acquisitions; and
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.
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
•our reliance on the Las Vegas regional market;
•the impact of business conditions, including competitive practices, changes in customer demand and the cyclical nature of the gaming and hospitality business generally, on our business and results of operations;
•the impact of general economic conditions outside our control, including changes in interest rates, consumer confidence and unemployment levels, on our business and results of operations;
•the effects of intense competition that exists in the gaming industry;
•additional competition arising as a result of the approval of new gaming licenses or gaming activities such as internet gaming, and the expansion of sports betting outside the state of Nevada;
•our substantial outstanding indebtedness and the effect of our significant debt service requirements on our operations and ability to compete;
•the risk that we will not be able to finance our development and investment projects or refinance our outstanding indebtedness;
•the impact of extensive regulation from gaming and other government authorities on our ability to operate our business and the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines or take other actions that adversely affect us;
•risks associated with changes to applicable gaming and tax laws that could have a material adverse effect on our financial condition;
•adverse outcomes of legal proceedings and the development of, and changes in, claims or litigation reserves;
•risks associated with development, construction and management of new projects or the expansion of existing facilities, including cost overruns, construction delays, environmental risks and legal or political challenges; and
•risks associated with integrating operations of any acquired companies and developed properties.
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

ITEM 1A.RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any of these risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements. The following risk factors set forth the risks that we believe are material to our business, financial condition, assets, operations and equity interests. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only ones we face. Additional risks currently not known to us or that we believe to be immaterial could also adversely impact our business.
Any one of the factors discussed below or elsewhere in this report or the cumulative effect of some of the factors referred to herein may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet investor expectations for our revenues or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decrease.
Business, economic, market and operating risks
The COVID-19 outbreak has negatively impacted our business and results of operations. Such negative impacts could continue for an extended period of time and may worsen.
The impact and effects of COVID-19 have adversely impacted and are expected to continue to adversely have an impact on our ability to attract customers to our properties and our results of operations. As a result of state-wide orders, all of our properties were closed from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but Texas Station, Fiesta Rancho, Fiesta Henderson and Palms have not reopened and will remain closed until we determine whether to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand, expense of operating the properties and restrictions on operations to implement social distancing and other health and safety protocols.
While we are currently operating the majority of our properties, shelter-in-place or other governmental orders or directives could require us to close the properties that are currently operating in the future or may prevent or discourage customers from visiting our properties. In addition, we cannot predict whether our properties that have not reopened will reopen or will remain operating if reopened. Social distancing measures have resulted in restrictions on our operations, including limiting the number of customers present in our facilities or within certain areas and reduced gaming operations, implementation of additional health and safety measures, such as enhanced cleaning protocols, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events.
Our future financial results and cash flows will continue to be negatively impacted by a number of factors that are beyond our control, including the duration and extent of social distancing measures, the possibility that governmental regulations and directives enacted in the future may further limit the operations of our properties or prohibit or discourages customers from visiting our properties, the impact of such measures on our ability to operate our casinos profitably or at all and our ability to adjust our cost structure to mitigate the impact of COVID-19 on our business and results of operations. We may also face unforeseen liability or be subject to additional obligations as a result of COVID-19, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of failing to comply with applicable health and safety regulations.
The impact of COVID-19 may also have the effect of exacerbating many of the other risks described herein. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact that COVID-19 will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.
As a result of COVID-19, we have implemented aggressive cost reduction and efficiency improvement measures, which could adversely affect the loyalty of our guests and our ability to attract and retain employees.
We have taken steps to reduce our operating costs and improve efficiencies as a result of our property closures and the ongoing uncertainty surrounding COVID-19, and we may undertake additional steps in the future. Such steps may harm our reputation by adversely impacting guest loyalty and our ability to attract and retain employees. While we have retained a majority of our full-time team members, our reduced operations and continued closures have resulted in long-term reductions in our full-time workforce. When COVID-19 subsides, we may experience difficulties in resuming normal operations.

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
•changes in local and state governmental laws and regulations, including gaming laws and regulations and COVID-19 related orders and directives;
•natural and other disasters;
•increased gasoline prices, which may discourage travelers from visiting our properties;
•a decline in the local population; and
•the impact of COVID-19 travel restrictions or warnings on visitation to our casinos, including from nearby areas such as Southern California.
Our strategy of growth through master-planning of certain of our major casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. There can be no assurance that population growth will justify future development, additional casinos or expansion of any of our existing casinos, which limits our ability to expand our business.
Our business is sensitive to changes in consumer sentiment and discretionary spending.
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, and effects or fears of war, civil unrest, terrorism, violence, widespread illnesses or epidemics could further reduce customer demand for our offerings and materially and adversely affect our business and results of operations. In particular, visitation to our properties has been, and is expected to continue to be effected by widespread unemployment, consumer concerns about safety and economic uncertainty arising as a result of COVID-19.
Our casinos draw a substantial number of customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While our business is affected by the general economic conditions in the United States, our business and results of operations would be particularly negatively impacted if our target markets experience an economic downturn or other adverse conditions, including restrictions on travel as a result of COVID-19.
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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which, together with the expansion of sports gaming as a result of the pandemic, has resulted in a substantial expansion of sports betting outside the state of Nevada, including online sports betting. In addition, internet gaming has commenced in Nevada and a number of other states, and internet gaming has been approved or proposed in a number of other states. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. For further details on competition in the gaming industry, see Item 1. Business—Competition.
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
Our management agreement for Graton Resort was terminated by the FIGR on February 5, 2021. For the years ended December 31, 2020, 2019 and 2018, our management fees from Graton Resort were $77.4 million, $85.6 million and $77.5 million respectively, which, based on the margins applicable to our management activities, contributed significantly to our net income for such periods. Our results of operations may be adversely impacted by the expiration or termination of such agreement. We have a development agreement and management agreement with the North Fork Rancheria of Mono Indians relating to development and operation of a casino to be located in Madera County, California and we intend to seek additional development and management contracts with Native American tribes. However, we cannot be sure that we will be able to develop the North Fork project or that we will be successful in entering into agreements for new development opportunities. While we believe that the ongoing legal challenges to the North Fork project will be resolved and that development of the North Fork project will proceed, the development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
Our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. The Local Joint Executive Board of Las Vegas (the “LJEBLV”) has been certified as the collective bargaining representative of non-gaming employees at Sunset Station, Green Valley Ranch, Fiesta Rancho, Fiesta Henderson and Palms. We have not yet entered into collective bargaining agreements with the bargaining units represented by the LJEBLV at any of these properties. The LJEBLV had been recognized as the collective bargaining representative for a unit of non-gaming employees at Palace Station and Boulder Station, but we no longer recognize the LJEBLV as the bargaining representative of those employees at either of those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by the LJEBLV. In an election held in December 2019, a proposed bargaining unit consisting of non-gaming employees of Red Rock rejected the LJEBLV as their bargaining representative. The LJEBLV is contesting both the withdrawal of recognition of the LJEBLV at Boulder Station and Palace Station and the election results at Red Rock. Accordingly, it is uncertain whether we will be subject to any bargaining obligation or whether we will eventually agree to enter into a collective bargaining agreement at any of those three properties. In addition, slot technicians are represented by the International Union of Operating Engineers, Local 501 (“Local 501”) at Palms, Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock and Teamsters Local Union 986 was certified as the bargaining representative for a bargaining unit of Palms warehouse receivers, valet parking attendants and bell desk employees. We are bargaining with, but have not yet entered into collective bargaining agreements with, the bargaining units represented by Local 501 or Teamsters Local Union 986 at any of these properties. None of our other casino properties is currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union; however, we believe that organizing efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized.

Union organization efforts could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, collective bargaining involving any of our existing or future properties in the event that they become organized introduces an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.
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
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. As a result of such regulations, we may be subject to periodic examinations by the Financial Crimes Enforcement Network (“FinCEN”) and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
For a more complete description of the regulatory requirements, see Item 1. Business—Regulation and Licensing.
We are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment and human health and safety, which could materially affect our business, financial condition, results of operations and cash flows.
We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals, particularly in connection with our development activities. Certain environmental laws can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to the investigation or remediation of sites at which hazardous wastes or materials were disposed or released. Private parties may also bring claims arising from the presence of hazardous materials on a site or exposure to such materials. We are currently involved in monitoring activities at a few of our sites due to historical or nearby operations. Increasingly stringent environmental laws, regulations or standards may make compliance with such requirements more difficult or costly or otherwise adversely affect our operations. Failure to comply with environmental laws or regulations, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties or cessation of operations, or otherwise adversely affect our business, financial condition and results of operations.
We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions and our coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. To the extent that we are inadequately insured for certain types or levels of risk, we may be exposed to significant losses in the event of a catastrophe. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. Certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism or epidemics, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
We renew our insurance policies on an annual basis. To the extent that the cost of insurance coverage increases, we may be required to reduce our policy limits or agree to exclusions from our coverage.
We may incur delays and budget overruns with respect to current or future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.
We evaluate expansion opportunities as they become available, and in the future we may construct new facilities or enhance our existing properties by constructing additional facilities. Such construction projects entail significant risks, including the following, any of which can give rise to delays or cost overruns:
•shortages of material or skilled labor;
•unforeseen engineering, environmental or geological problems;
•work stoppages;
•weather interference;
•floods;
•unanticipated cost increases; and
•legal or political challenges.
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
We have invested in real property in connection with development and expansion opportunities and we evaluate and may pursue acquisition opportunities in existing and emerging jurisdictions. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:
•our ability to identify and acquire attractive acquisition opportunities and development sites;
•our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number;

•certain political factors, such as local support or opposition to development of new gaming facilities or legalizing casino gaming in designated areas;
•restrictions in our existing credit arrangements and the availability of adequate financing on acceptable terms; and
•our ability to identify and develop satisfactory relationships with joint venture partners.
Most of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investment in any of our existing or new gaming development opportunities or acquired facilities, or successfully expand to additional locations.
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
If we are unable to access sufficient capital from operations or borrowings, we may be precluded from:
•maintaining or enhancing our properties;
•taking advantage of future opportunities;
•growing our business; or
•responding to competitive pressures.
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
We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year and when a triggering event occurs, and we test other long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we do not achieve our projected cash flow estimates related to such assets, we may be required to record an impairment charge, which could have a material adverse impact on our financial statements. We have recognized significant impairment charges in the past as a result of a number of factors including negative industry and economic trends, reduced estimates of future cash flows, and slower than expected growth. We could be required to recognize additional impairment charges, which could have a material adverse effect on our results of operations if events that negatively impact our business should occur in the future.
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
Our casinos and hotels use significant amounts of electricity, natural gas, other forms of energy and water. The southwest United States is currently experiencing a drought, which may result in governmentally-imposed restrictions on water use or increases in the cost of water. Any such restrictions on use of water or increases in cost could adversely impact our business and our results of operations. While no shortages of energy have been experienced recently, energy shortages or substantial increases in the cost of electricity have negatively affected our operating results in the past.
Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets placed and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If the winnings of our gaming customers exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2020, the principal amount of our outstanding indebtedness totaled approximately $2.92 billion and we had $1.0 billion of undrawn availability under our Revolving Credit Facility, which is net of the issuance of approximately $29.4 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
Our substantial indebtedness could:
•make it more difficult for us to satisfy our obligations under our senior notes and senior secured credit facilities and other indebtedness;
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under our senior secured credit facilities, are and will continue to be at variable rates of interest;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•place us at a disadvantage compared to competitors that may have proportionately less debt;
•limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and
•cause us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or if we refinance existing debt at higher interest rates.
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
Our credit agreements and the indenture governing our senior notes contain a number of covenants that impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things:
•incur additional debt or issue certain preferred units;
•pay dividends on or make certain redemptions, repurchases or distributions or make other restricted payments;
•make certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2020, we had $1.0 billion of undrawn availability under our Revolving Credit Facility, which is net of the issuance of approximately $29.4 million of letters of credit and similar obligations. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and our liquidity may be negatively impacted by COVID-19, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence.
We rely on our casino operations as a primary source of income and operating cash flows to remain in compliance with covenants contained in the documents governing our outstanding indebtedness. At December 31, 2020 we believe we were in compliance with such covenants; however, our ability to remain in compliance with the covenants contained in such agreements may be negatively impacted if COVID-19, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. Failure to satisfy such debt covenants would require us to seek waivers or amendments of such covenants. If we are unable to obtain such waivers or amendments, our creditors would be entitled to exercise remedies under the documents governing such obligations, including acceleration of the outstanding principal amount of such indebtedness. In addition, while we believe that our cash on hand and our borrowing availability under our revolving credit facility will be sufficient to provide liquidity to meet our obligations during the current period that our operations are impacted by COVID-19, our ability to make required payments under our outstanding indebtedness or other obligations may be negatively impacted by additional measures that we are required to take in response to COVID-19 and widespread unemployment and disruption to the economy caused by COVID-19.
In addition, we may be unable to raise additional debt or equity financing to provide liquidity if COVID-19, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business.

Risks Related to Our Structure and Organization
Red Rock’s only material asset is its interest in Station Holdco and Station LLC. Accordingly, it is dependent upon distributions from Station Holdco to make payments under the tax receivable agreement, pay dividends, if any, and pay taxes and other expenses.
Red Rock is a holding company. Its only assets are its ownership of LLC Units and its voting interest in Station LLC, other than cash and tax-related assets and liabilities. In connection with the IPO, Red Rock entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. Red Rock intends to cause Station Holdco to make distributions to its members, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and dividends, if any, declared by it. To the extent Station LLC or Station Holdco is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect Red Rock’s liquidity and financial condition and impair Red Rock’s ability to pay taxes and other expenses, make payments under the TRA or pay dividends on the Class A common stock.
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
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 87.9% of the combined voting power of Red Rock as of December 31, 2020. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:
•elect all of our directors;
•agree to sell or otherwise transfer a controlling stake in our Company, which may result in the acquisition of effective control of our Company by a third party; and
•determine the outcome of substantially all actions requiring stockholder approval, including transactions with related parties, corporate reorganizations, acquisitions and dispositions of assets and dividends.
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
In addition, because the Principal Equity Holders hold most of their ownership interest in part of our business directly and/or indirectly through Station Holdco, rather than through Red Rock, the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, if Station Holdco makes distributions to Red Rock, the Principal Equity Holders will also be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Principal Equity Holders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the TRA, whether and when to incur new, or refinance existing, indebtedness, and whether and when Red Rock should terminate the TRA and accelerate its obligations thereunder. The structuring of future transactions may take into consideration these Principal Equity Holders’ tax or other considerations even where no similar benefit would accrue to us. For example, a disposition of real estate or other assets in a taxable transaction could accelerate then-existing obligations under the TRA, which may result in differing incentives between the Principal Equity Holders and Red Rock with respect to such a transaction. For more information, see “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
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
The TRA provides for the payment by Red Rock to certain of our pre-IPO owners of 85% of the amount of benefits, if any, that Red Rock realizes (or is deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the TRA, as discussed below) as a result of (i) increases in tax basis resulting from our purchases or exchanges of LLC Units and (ii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we are required to make under the TRA. See “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
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
The payments that we may make under the TRA could be substantial. At December 31, 2020 and 2019, our liability under the TRA with respect to previously consummated transactions was $27.4 million and $25.1 million, respectively. Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2020 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates based on current assumptions. The amount of actual payments could differ materially.
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
The TRA provides that in the event that we exercise our right to early termination of the TRA, there is a change in control or a material breach by us of our obligations under the TRA, the TRA will terminate, and we will be required to make a payment equal to the present value of future payments under the TRA, which payment would be based on certain assumptions, including those relating to our future taxable income, and may substantially exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity, and there can be no assurance that we will be able to finance our obligations under the TRA. In addition, these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control, in particular in circumstances where our Principal Equity Holders have interests that differ from those of other stockholders. Because our Principal Equity Holders have a controlling ownership interest in the Company, they are able to control the outcome of votes on all matters requiring approval by our stockholders. Accordingly, actions that affect such obligations under the TRA may be taken even if other stockholders oppose them.
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
Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by the exchanges of LLC Units, including exchanges associated with the sale of the shares of Class A common stock offered hereby, and our ability to realize certain other tax benefits attributable to payments under the TRA itself, depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient and/or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. However, absent a change in control or other termination event with respect to the TRA, we will generally not be required to make payments under that agreement with respect to projected tax benefits that we do not actually realize, as reported on our tax return. See “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock could decline upon the exchange of LLC Units by our Continuing Owners.
At December 31, 2020, approximately 46 million LLC Units of Station Holdco were owned by our Continuing Owners, or 39.3% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
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
Although we have in the past and may in the future pay dividends on our Class A common stock to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and if we reinstate the payment of dividends we may reduce or discontinue entirely the payment of such dividends at any time thereafter. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. The existing debt agreements of Station LLC limit the ability of Station LLC to make distributions to Station Holdco, which effectively restricts the ability of Station Holdco to distribute sufficient funds to permit Red Rock to pay dividends to its stockholders. Red Rock will be required to apply funds distributed by Station Holdco to pay taxes and make payments under the TRA. Therefore, we cannot assure you that you will receive any dividends on your Class A common stock. Accordingly, you may need to sell your shares of Class A common stock to realize a return on your investment, and you may not be able to sell your shares above the price you paid for them. See Note 10 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 87.9% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
Under the agreements governing our indebtedness, a takeover of our Company would likely constitute a “change of control” and be deemed to be an event of default under such facility, which would therefore require a third-party acquirer to refinance any outstanding indebtedness under the credit facility in connection with such takeover. In addition, the TRA provides that, in the event of a change of control, we are required to make a payment equal to the present value of estimated future payments under the TRA, which would result in a significant payment becoming due in the event of a change of control. These change of control provisions, and similar provisions in future agreements, are likely to increase the costs of any takeover and may discourage, delay or prevent an acquisition of our Company by a third party.
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

General Risks
The share price for our Class A common stock may fluctuate significantly.
The market price of our Class A common stock may be significantly affected by factors such as quarterly variations in our results of operations, changes in government regulations, general market conditions specific to the gaming industry, changes in interest rates, changes in general economic and political conditions, volatility in the financial markets, threatened or actual litigation or government investigations, the addition or departure of key personnel, actions taken by our stockholders, including the sale or other disposition of their shares of our Class A common stock, differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections. These and other factors may lower the market price of our Class A common stock, even though they may or may not affect our actual operating performance.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements and include the following:
•Red Rock, which opened in 2006, is situated on approximately 64 acres that we own on the west side of Las Vegas, Nevada.

•Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.
•Palms, which we purchased in 2016, is situated on approximately 37 acres that we own in Las Vegas, Nevada.
•Palace Station, which opened in 1976, is situated on approximately 30 acres that we own in Las Vegas, Nevada.
•Boulder Station, which opened in 1994, is situated on approximately 46 acres that we own on the east side of Las Vegas, Nevada.
•Texas Station, which opened in 1995, is situated on approximately 47 acres that we own in North Las Vegas, Nevada.
•Sunset Station, which opened in 1997, is situated on approximately 80 acres that we own in Henderson, Nevada.
•Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own on the northwest side of Las Vegas, Nevada.
•Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.
•Fiesta Henderson, which we purchased in 2001, is situated on approximately 35 acres that we own in Henderson, Nevada.
•Wild Wild West, which we purchased in 1998, is situated on approximately 20 acres of land in Las Vegas, Nevada. The land on which Wild Wild West is situated is part of a 96-acre site that we own, which is being held for future development.
•Wildfire Rancho, which we purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.
•Wildfire Boulder, which we purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.
•Wildfire Sunset, which we purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.
•Wildfire Lake Mead, which we purchased in 2006, is situated on approximately three acres that we own in Henderson, Nevada.
•Wildfire Valley View and Wildfire Anthem, which we purchased in 2013, lease land and buildings used in their operations in Las Vegas, Nevada and Henderson, Nevada, respectively, from third-party lessors.
•Barley’s and The Greens, which are 50% owned, lease land and buildings in Henderson, Nevada used in their operations from third-party lessors. Wildfire Lanes, which is 50% owned, owns the land and building in Henderson, Nevada used in its operations. We opened Barley’s in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.
We own 315 acres of developable land comprised of six strategically-located parcels in Las Vegas, each of which is zoned for casino gaming and other commercial uses. We also own three additional development sites that are currently for sale, comprising a 57-acre site in Las Vegas, an 89-acre site in Reno and an eight-acre site in Reno. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Subsequent to the opening or purchase of certain of our properties, we have completed a variety of expansion and renovation projects. From time to time we also renovate portions of our properties, such as hotel rooms and restaurants.
ITEM 3.LEGAL PROCEEDINGS
We and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. No assurance can be provided as to the outcome of such matters and litigation inherently involves significant costs.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock has traded on the NASDAQ under the symbol “RRR” since April 27, 2016. Prior to that date, there was no public market for our Class A common stock. The declaration, amount and payment of dividends on shares of Class A common stock are at the discretion of the board of directors, subject to legally available funds.
Dividends
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and if we reinstate the payment of dividends we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. See Note 10 to the Consolidated Financial Statements for further details on dividends.
During the years ended December 31, 2020 and 2019, we declared and paid cash dividends of $0.10 and $0.40, respectively, per share to Class A common stockholders. On May 19, 2020, we announced that our board of directors had elected to suspend the payment of dividends for the remainder of 2020.
Holders
At February 15, 2021, there were 13 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
In November 2020, we repurchased 585 shares of Class A common stock in satisfaction of tax withholding obligations on vested restricted stock at a price of $21.73 per share, for a total purchase price of approximately $12,700. The shares were retired upon repurchase.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors extended its approval of the equity repurchase program through December 31, 2022. Through December 31, 2020, no equity repurchases were made under the program. See Note 10 to the Consolidated Financial Statements for additional information about our equity repurchase program.
Recent Sales of Unregistered Securities—None.
Stock Performance Graph
The following graph for the period beginning on April 27, 2016 (the date our common stock commenced trading on the NASDAQ) and ending on December 31, 2020 compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400”), the Standard & Poor’s 1500 Casinos & Gaming Index (“S&P 1500 Casinos & Gaming Index”) and a peer group previously selected by the Company.
The S&P 1500 Casinos & Gaming Index is intended to replace the previous peer group. Management believes that the transition to a published industry index provides a better representation of industry performance. The presentation of the cumulative total return of the previous peer group is provided pursuant to SEC rules requiring presentation in the year of change. The peer group will not be presented in future periods.

	Cumulative Total Return
	April 27, 2016	December 31,
		2016	2017	2018	2019	2020
RRR	$100.00	$125.13	$185.18	$113.04	$135.56	$143.46
S&P MidCap 400	100.00	116.34	135.23	120.24	151.75	172.48
S&P 1500 Casinos & Gaming Index	100.00	118.79	174.63	128.13	182.77	189.33
Peer Group (a)	100.00	123.82	164.47	121.18	173.78	229.57
_______________________________________
(a)    Includes Boyd Gaming Corporation, Caesars Entertainment Corporation, MGM Resorts International and Penn National Gaming, Inc. Eldorado Resorts, Inc. has been excluded from the peer group for all periods presented due to merger with Caesars Entertainment Corporation in 2020.
Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.
ITEM 6.SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. Financial Statements and Supplementary Data within this Annual Report on Form 10-K.
Impact of COVID-19
During 2020, our business was significantly negatively impacted by the global pandemic caused by a new strain of coronavirus (“COVID-19”). All of our Las Vegas properties were temporarily closed on March 17, 2020 in compliance with a statewide emergency order mandating the closure of all nonessential businesses in Nevada, including casinos. On June 4, 2020, we reopened our Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, as well as our Wildfire properties, subject to state-mandated occupancy and other operational restrictions. At December 31, 2020, our Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we have no plans to reopen any of these properties in 2021.
In addition, our managed property, Graton Resort, located in northern California, was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated our management role at the facility.
Subsequent to the reopening of most of our properties in June 2020, we saw favorable customer trends which continued throughout the third and fourth quarters, including strong visitation from a younger demographic, increased spend per visit, more time spent on device, and increased return of our core customers. These positive trends, in combination with business optimization and cost reduction measures, drove strong operating results at our first-to-reopen properties for the second half of 2020. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of COVID-19 on the United States and Las Vegas economies may affect our business in the future.
The COVID-19 pandemic has had and may continue to have a detrimental impact on the United States and Las Vegas economies, including widespread unemployment as well as reduced consumer confidence, discretionary spending and travel. We have taken steps to mitigate these and potential future effects of COVID-19 on our results of operations through a combination of streamlining our business, optimizing our marketing initiatives, and reducing expenses, including staffing reductions in May 2020 that affected approximately 39% of our full-time workforce. However, we continue to have significant fixed and variable expenses that will impact our cash position and profitability. We have implemented comprehensive health and cleanliness standards designed to provide the safest and most secure environment possible for our guests and employees, which include COVID-19 testing of our employees and vendors, personal protective equipment and temperature checks for employees and guests, enhanced cleaning procedures and other measures.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. We have received certain benefits from the CARES Act, including payroll retention credits of up to $5,000 per employee for the wages and health insurance we continued to provide to team members who were not providing services during the temporary closures of our properties, a deferral of employer social security taxes through December 31, 2020, and certain additional federal income tax benefits. For the year ended December 31, 2020, we recognized $38.2 million in payroll retention credits. We will continue to review and consider other potential benefits, if any, that may become available to us under government programs.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Four of our major properties had not reopened as of December 31, 2020 as discussed above. Excluding the four closed properties, we currently offer approximately 13,769 slot machines, 273 table games and 3,081 hotel rooms in the Las Vegas market. A subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco (“LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2020, we held 60.7% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only assets are our ownership interests in Station LLC and Station Holdco, other than cash and tax-related assets and liabilities. We have no operations outside of our management of Station Holdco and Station LLC.
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
The United States economy and the economy in the Las Vegas metropolitan area have been negatively affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2020, the unemployment rate in the Las Vegas metropolitan area was 10.4%, down from a high of 34% in April 2020. Statewide, the unemployment rate for December 2020 declined to 9.0% in December 2020, as compared to 30% in April 2020. Despite the economic impacts of the COVID-19 pandemic, the median price of an existing single-family home in Las Vegas was up 10.2% at December 31, 2020 as compared to the prior year. This continues a trend of significant improvement in home values in Las Vegas since 2012, with the median home price remaining at an all-time high of $314,000 in December 2020 according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 1.5% growth rate in 2020. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
As a result of the COVID-19 pandemic, the temporary closure of all of our properties, and the ongoing closure of four of our properties, our year-over-year operating results are not comparable. In addition, our operating results for 2019 were impacted by construction disruption and costs associated with the $690 million redevelopment project at Palms, which was completed in the third quarter of 2019.
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
Results of Operations
The following table presents information about our results of operations for the year ended December 31, 2020 compared to 2019 (dollars in thousands). Information about our results of operations for the year ended December 31, 2019 as compared to 2018 can be found under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

	Year Ended December 31,
	2020	2019	Percent change
Net revenues	$1,182,445	$1,856,534	(36.3)%
Operating income	88,589	186,001	(52.4)%

Casino revenues	764,255	984,253	(22.4)%
Casino expenses	232,939	351,043	(33.6)%
Margin	69.5%	64.3%

Food and beverage revenues	192,899	481,558	(59.9)%
Food and beverage expenses	195,963	465,505	(57.9)%
Margin	(1.6)%	3.3%

Room revenues	87,035	192,305	(54.7)%
Room expenses	49,363	81,064	(39.1)%
Margin	43.3%	57.8%

Other revenues	56,279	106,773	(47.3)%
Other expenses	23,034	52,329	(56.0)%

Management fee revenue	81,977	91,645	(10.5)%

Selling, general and administrative expenses	324,644	416,355	(22.0)%
Percent of net revenues	27.5%	22.4%

Depreciation and amortization	231,391	222,211	4.1%
Write-downs and other charges, net	36,537	82,123	n/m
Interest expense, net	128,465	156,679	(18.0)%
Gain (loss) on extinguishment/modification of debt, net	240	(19,939)	n/m
Change in fair value of derivative instruments	(21,590)	(19,467)	n/m
(Provision) benefit for income tax	(114,081)	1,734	n/m
Net loss attributable to noncontrolling interests	(24,146)	(3,386)	n/m
Net loss attributable to Red Rock Resorts, Inc.	(150,397)	(3,351)	n/m
________________________________________________
n/m = not meaningful

We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management activities into one reportable segment. The results of operations for our Native American management segment are discussed under “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the year ended December 31, 2020 decreased by $674.1 million to $1.18 billion as compared to $1.86 billion for the year ended December 31, 2019. The 36.3% decrease in net revenues was due to the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closures of Texas Station, Fiesta Rancho, Fiesta Henderson and Palms, as well as the state-mandated occupancy, social distancing and other restrictions in place at our reopened properties.
Operating Income. Operating income decreased by $97.4 million to $88.6 million for 2020 as compared to $186.0 million for 2019. The 52.4% decrease was primarily due to the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closure of four of our properties, partially offset by the impact of cost reduction measures we instituted in March 2020 in response to the COVID-19 pandemic. Additional information about factors impacting our operating income are discussed below.
Casino.  Casino revenues decreased by 22.4% and casino expenses decreased by 33.6% for year ended December 31, 2020 as compared to 2019. The decreases were attributable to the mandated closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closure of four of our properties, as well as cost reduction measures at our reopened properties. Slot handle decreased by 32.8%, table games drop decreased by 35.5% and race and sports write decreased by 22.5% for 2020 as compared to 2019.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering at all of our Las Vegas properties, as well as the revenue and expenses associated with the nightclub and dayclub at Palms, which operated from April 2019 to November 2019. For the year ended December 31, 2020, food and beverage revenue decreased by 59.9% and food and beverage expenses decreased by 57.9%, each as compared to 2019. The decreases were due to the impact of the four closed properties, primarily Palms, the closure of our buffets, the mandated closure of all of our properties from March 17, 2020 through June 3, 2020, and ongoing mandatory operational restrictions.
Room. Information about our hotel operations is presented below:

	Year Ended December 31,
	2020	2019
Occupancy	65.4%	88.1%
Average daily rate	$118.01	$128.51
Revenue per available room	$77.17	$113.15
For the year ended December 31, 2020, room revenues decreased by 54.7% as compared to 2019. The year over year decline in revenues was due to decreased travel amid the COVID-19 pandemic, the temporary closure of all of our properties from March 17, 2020 through June 3, 2020 and the ongoing closure of the four properties, all of which negatively impacted our occupancy and average daily rate. For the year ended December 31, 2020, room expenses decreased by 39.1% as compared to 2019 due to the same factors, as well as our cost reduction measures. For year ended December 31, 2020, our ADR decreased by 8.2%, our revenue per available room decreased by 31.8%, and our occupancy rate decreased by 22.7 percentage points, each as compared to 2019.
Other. Other primarily includes revenues from tenant leases, retail outlets, bowling, spas, entertainment and other amenities and their corresponding expenses. Other revenues and other expenses decreased 47.3% and 56.0%, respectively, for the year ended December 31, 2020, as compared to 2019, due to the temporary closure of all of our properties from March 17, 2020 through June 3, 2020, the ongoing closure of the four properties, a reduction in non-gaming amenities offered at our reopened properties, such as movie theaters, and lower revenues from amenities that were operating.
Management Fee Revenue. Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For 2020 as compared to 2019, management fee revenue decreased by 10.5% due to the effects of the COVID-19 pandemic, including the temporary closure of Graton Resort from March 17, 2020 through

June 17, 2020 and the mandatory operational restrictions that have existed since Graton Resort reopened. The Graton Resort management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated our management role at the facility. Whether the management agreement provides for an additional extension beyond that date is in dispute.
Selling, General and Administrative (“SG&A”).  SG&A expenses decreased by 22.0% to $324.6 million for 2020 as compared to $416.4 million for 2019, primarily due to the property closures and various cost reduction initiatives, including employee costs.
Depreciation and Amortization.  Depreciation and amortization expense for 2020 increased to $231.4 million as compared to $222.2 million for 2019. The increase was primarily due to additional portions of the Palms redevelopment project being placed into service in April 2019 and September 2019.
Write-downs and Other Charges, net. For the year ended December 31, 2020, write-downs and other charges, net totaled $36.5 million, which included net losses on asset disposals, including the write-off of assets due to the closure of our buffets, severance, including insurance benefits through September 2020 for employees who were terminated in connection with the workforce reduction in May 2020, and asset write-offs related to various technology projects. For the year ended December 31, 2019, write-downs and other charges, net totaled $82.1 million, which included $39.8 million in artist performance agreement termination costs associated with the closure of the nightclub and dayclub at Palms and $25.9 million in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2020	2019
Interest cost, net of interest income	$117,993	$143,035
Amortization of debt discount and debt issuance costs	10,472	16,421
Capitalized interest	—	(2,777)
Interest expense, net	$128,465	$156,679
Interest expense, net, for 2020 was $128.5 million as compared to $156.7 million for 2019. The decrease in interest expense, net was due primarily to lower variable interest rates on our credit facility as a result of a decrease in the London Interbank Offered Rate (“LIBOR”). Interest rates decreased in 2020 in response to economic and growth uncertainty surrounding the COVID-19 pandemic. See Note 7 to the Consolidated Financial Statements for additional information about our long-term debt.
Gain (Loss) on Extinguishment/Modification of Debt, net. For the year ended December 31, 2020, we recognized a net gain of $0.2 million on extinguishment/modification of debt comprising a gain of $12.7 million on repurchases of $96.6 million of our outstanding indebtedness, partially offset by a loss of $12.5 million on amendments to our credit facility in February 2020. For the year ended December 31, 2019, we recognized a $19.9 million loss on extinguishment/modification of debt primarily arising from the purchase of our corporate office building.
Change in Fair Value of Derivative Instruments. For the year ended December 31, 2020, we recognized a net loss of $21.6 million in the fair value of our interest rate swaps, as compared to a net loss of $19.5 million for 2019. The losses were primarily due to downward movements in the forward interest rate curve. Our interest rate swaps will expire in July 2021.
(Provision) Benefit for Income Tax. For the year ended December 31, 2020, we recognized income tax expense of $114.1 million as compared to income tax benefit of $1.7 million for the prior year, primarily relating to the establishment of a full valuation allowance on our deferred tax assets due to the uncertainty of realizing the tax benefits. Our effective tax rate of (188.7)% for 2020 was less than the statutory rate with differences primarily related to the establishment of a full valuation allowance, as well as net loss attributable to noncontrolling interest, tax credits and permanent items. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests for the years ended December 31, 2020 and 2019 represented the portion of net loss attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2020 and 2019 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Year Ended December 31,
	2020	2019
Net revenues
Las Vegas operations	$1,094,442	$1,758,760
Native American management	81,440	91,074
Reportable segment net revenues	1,175,882	1,849,834
Corporate and other	6,563	6,700
Net revenues	$1,182,445	$1,856,534

Net loss	$(174,543)	$(6,737)
Adjustments
Depreciation and amortization	231,391	222,211
Share-based compensation	10,886	16,848
Write-downs and other charges, net	36,537	82,123
Tax receivable agreement liability adjustment	(15)	(97)
Interest expense, net	128,465	156,679
(Gain) loss on extinguishment/modification of debt, net	(240)	19,939
Change in fair value of derivative instruments	21,590	19,467
Provision (benefit) for income tax	114,081	(1,734)
Other	333	316
Adjusted EBITDA	$368,485	$509,015

Adjusted EBITDA
Las Vegas operations	$335,134	$472,921
Native American management	77,440	85,562
Corporate and other	(44,089)	(49,468)
Adjusted EBITDA	$368,485	$509,015

The year-over-year decline in Adjusted EBITDA is primarily due to the impacts of the COVID-19 pandemic. Additional information about the factors impacting the year-over-year decline are described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income (loss), Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, severance, redevelopment and preopening expenses, business innovation and technology enhancements), tax receivable agreement liability adjustment, interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision (benefit) for income tax and other.
To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDA. Further, Adjusted EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. It should be noted that not all gaming companies that report EBITDA or adjustments to this measure may calculate EBITDA or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.
Beginning in 2020, we changed our methodology for allocating certain corporate technology expenses to our reportable segments. Historically, all technology costs incurred at the corporate level were allocated to our operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. Such corporate technology expenses were $14.5 million and $18.1 million for the years ended December 31, 2020 and 2019, respectively. The amount for the prior year period has been reclassified from the Las Vegas operations segment to Corporate and other within Adjusted EBITDA to conform with the current year presentation.
Holding Company Financial Information
The indenture governing the 5.00% Senior Notes and the indenture governing the 4.50% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. As discussed below, the primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes and the liability relating to the tax receivable agreement (“TRA”).
At December 31, 2020, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had a $27.4 million noncurrent liability under the TRA and $0.6 million of other net current liabilities that are solely liabilities of the Holding Company. At December 31, 2019, the Holding Company had cash of $0.2 million and a net deferred tax asset of $113.2 million that are solely assets of the Holding Company, offset by a $25.1 million noncurrent liability under the TRA and $0.8 million of other net current liabilities.
For the year ended December 31, 2020, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had a net loss of $114.2 million primarily representing provision for income tax to establish a full valuation allowance against its deferred tax assets. For 2019, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had net income of $1.7 million which represented its income tax benefit.
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
At December 31, 2020, we had $121.2 million in cash and cash equivalents. We have taken steps to reduce our operating costs while our business continues to be negatively impacted by the COVID-19 pandemic, but we continue to have substantial payment obligations, including salaries, wages and employee benefits, payments with respect to our outstanding indebtedness, service contracts, property taxes, insurance and other obligations. On May 19, 2020, we announced that our board of directors had suspended the payment of dividends for the remainder of 2020, and the suspension of dividend payments will continue until further notice. In order to preserve financial flexibility in light of uncertainty in the global markets, Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. On February 7, 2020, we amended Station LLC’s credit facility, increasing the outstanding borrowing availability under the revolving credit facility by $135.1 million to $1.03 billion, and at December 31, 2020, that borrowing availability was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations. See Note 7 to the Consolidated Financial Statements for more information about our long-term debt.

Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for 2021 include required principal and interest payments on Station LLC’s indebtedness totaling $22.8 million and $115.3 million, respectively, and approximately $65.0 million to $75.0 million for maintenance and investment capital expenditures. In addition, we anticipate making cash distributions, which we refer to as “tax distributions” to the holders of LLC Units. We anticipate that these tax distributions will be made quarterly and in amounts that may vary from quarter to quarter. On February 22, 2021, we completed a partial redemption of $250 million in principal amount of 5.00% Senior Notes, which was funded using borrowings under the revolving credit facility and cash on hand.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2020, such obligations with respect to previously consummated transactions totaled $27.4 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. The timing of payments under the TRA may vary. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors approved an extension of the equity repurchase program through December 31, 2022. We are not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Through December 31, 2020, no equity repurchases were made under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations. For the year ended December 31, 2020, we repurchased $96.6 million of our outstanding indebtedness.
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
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$212,790	$316,632
Investing activities	(69,557)	(405,137)
Financing activities	(150,443)	103,162
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
Net cash provided by operating activities for the year ended December 31, 2020 totaled $212.8 million, compared to $316.6 million for 2019. For 2020, operating cash flows were negatively impacted by the ongoing COVID-19 pandemic, including the temporary closure of all of our properties and the continued closure of four of our properties, the effects of state-mandated occupancy and social distancing restrictions, and reduced consumer confidence, discretionary spending and travel. For 2019, operating cash flows were negatively impacted by write-downs and other charges, net, including Palms redevelopment, preopening and artist performance agreement termination costs as well as an $18.7 million increase in cash paid for interest.
Cash Flows from Investing Activities
During 2020 and 2019, we paid $58.5 million and $353.3 million, respectively, for capital expenditures. For 2019, capital expenditures were primarily related to the redevelopment project at Palms that was completed in the third quarter of 2019 and the purchase of slot machines and related gaming equipment. During 2019, we also paid $57.4 million for the purchase of land held for development in Las Vegas.
Cash Flows from Financing Activities
For the year ended December 31, 2020, we reduced our outstanding indebtedness by $129.9 million. In February 2020, we issued $750.0 million in principal amount of 4.50% Senior Notes, the proceeds of which were used to repay a portion of the amounts outstanding under the credit facility, to pay fees and costs associated with the offering and for general corporate purposes. In March 2020, we drew $997.5 million under our revolving credit facility to secure our liquidity position and preserve financial flexibility amid the COVID-19 pandemic, all of which was repaid during 2020. In addition, for the year ended December 31, 2020, we paid $82.6 million to repurchase $96.6 million in principal amount of our outstanding indebtedness, primarily our senior notes. We also paid $7.3 million in dividends to Class A common stockholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $22.9 million in fees and costs related to the amendment of the credit facility and the new senior notes.
During 2019, we incurred net borrowings under the revolving credit facility of $195.0 million, which were primarily used to fund capital expenditures. We also paid $27.9 million in dividends to Class A common stockholders and $18.7 million in cash distributions to the noncontrolling interest holders of Station Holdco. In addition, we purchased our corporate building for $57.0 million, which was previously leased under a sale-leaseback transaction accounted for as a financing transaction, and settled the associated $37.4 million liability. The $19.6 million difference between the purchase price and the liability extinguished was recognized as a loss on early extinguishment of debt.
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
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility, measured as of the end of each quarter. As most recently amended in February 2020, these financial ratio covenants include an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the credit facility, ranging from 6.50 to 1.00 at December 31, 2021 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the term loan B facility if the lenders providing the term loan A facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. We believe Station LLC was in compliance with all applicable covenants at December 31, 2020. However, the ongoing impacts of the COVID-19 pandemic on our business and results of operations may negatively impact our ability to remain in compliance with such covenants.
We may be unable to raise additional debt or equity financing to provide liquidity if the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. In addition, the aforementioned covenants and restrictions may limit our ability to compete effectively or to take advantage of new business opportunities. Further, our ability to comply with covenants and restrictions contained in the agreements governing our indebtedness may be adversely affected by general economic conditions and industry conditions resulting from COVID-19 and other factors.
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
Off-Balance Sheet Arrangements
At December 31, 2020, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 8 to the Consolidated Financial Statements. At December 31, 2020, we had outstanding letters of credit and similar obligations totaling $29.4 million.
Native American Development
We have development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 5 to the Consolidated Financial Statements for additional information.
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities, as well as regulation by gaming authorities in the other jurisdictions in which we operate, including the NIGC, the California Gambling Control Commission and the Federated Indians of Graton Rancheria Gaming Commission. We will also be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future. For a more complete description of our regulatory requirements, see Item 1. Business—Regulation and Licensing.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began on February 1, 2021. There are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
Long-term Debt
A description of our indebtedness is included in Note 7 to the Consolidated Financial Statements.
Derivative Instruments
A description of our derivative and hedging activities and the related accounting is included in Note 8 to the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. Certain accounting estimates and assumptions may have a material impact on our financial statements due to the significant levels of subjectivity and judgment involved and the susceptibility of such estimates and assumptions to change. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Actual results may differ from our estimates, and such differences could have a material effect on our consolidated financial statements. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Following is a discussion of our accounting policies that involve critical estimates and assumptions.

Long-Lived Assets
Our business is capital intensive and a significant portion of our capital is invested in property and equipment, finite-lived intangible assets and other long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets by estimating the future cash flows the asset is expected to generate, and comparing these estimated cash flows, on an undiscounted basis, to the carrying amount of the asset. If the carrying amount is greater, the asset is considered to be impaired, and we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds its fair value. We test our long-lived assets for impairment at the reporting unit level, and each of our operating properties is considered a separate reporting unit.
Inherent in the calculation of fair values are various estimates and assumptions, including estimates of future cash flows expected to be generated by an asset or asset group. We base our cash flow estimates on the current regulatory, political and economic climates in the areas where we operate, recent operating information and projections for our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to our properties. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. The most significant assumptions used in determining cash flow estimates include forecasts of future operating results, Adjusted EBITDA margins, tax rates, capital expenditures, working capital requirements, long-term growth rates and terminal year free cash flows. Cash flow estimates and their impact on fair value are highly sensitive to changes in many of these assumptions. If our estimates of future cash flows are not met, we may be required to record impairment charges in the future.
In the first quarter of 2020, the initial economic effects of the COVID-19 pandemic had a significant adverse effect on our actual and projected operating results. We determined that those effects represented indicators of potential asset impairment and performed impairment assessments for all of our long-lived assets. No impairment losses were recognized as a result of the interim impairment testing.
As of December 31, 2020, our Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties had not reopened, and we have no plans to reopen any of these properties in 2021. We determined these ongoing closures to be an indicator of potential impairment at those reporting units. Accordingly, we tested the long-lived assets of those reporting units for impairment by comparing the estimated future undiscounted cash flows of those properties to the carrying amounts of the reporting units. Our cash flow projections were based on a number of assumptions that are highly judgmental due to the uncertainties surrounding the ongoing pandemic, including economic conditions, the projected timing of reopening, changes in regulations, such as operational and travel restrictions, and consumer preferences. Based on our undiscounted cash flow analysis, no impairment charges were recognized. However, we cannot predict the future impact or duration of the ongoing negative effects of the COVID-19 pandemic and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.
Property and Equipment. At December 31, 2020, the carrying amount of our property and equipment was approximately $2.9 billion, which represents 76.4% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Finite-Lived Intangible Assets. Our finite-lived intangibles assets primarily include assets related to our customer relationships, condominium rental contracts, certain trademarks and management contracts. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Whenever events or circumstances occur that change the estimated remaining useful life of an asset, we account for the change prospectively.

Goodwill. We test our goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.
When performing the annual goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes in facts and circumstances, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
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
At December 31, 2020, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our most recent annual goodwill testing date, the estimated fair value of each of our properties with goodwill exceeded its respective carrying value by a significant amount. If the fair value of any of these properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in other significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2020, the carrying amount of our indefinite-lived intangible assets totaled $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on the present value of estimated royalties avoided through ownership of the assets. The fair values of our indefinite-lived intangible assets are highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
Native American Development Costs. We incur certain costs associated with our development and management agreements with Native American tribes which are reimbursable by the tribes, and we capitalize these costs as long-term assets. The assets are typically transferred to the tribe at such time as the tribe secures financing, or the gaming facility is completed. We earn a return on the costs incurred for the acquisition and development of Native American projects. Due to the uncertainty surrounding the timing and amount of the stated return, we recognize the return on a cash basis. Development costs and the related return are typically repaid by the tribe from a project’s financing or from operating cash flows of the casino after opening. Accordingly, the recoverability of our development costs is highly dependent upon the tribe’s success in obtaining financing and our ability to operate the project successfully upon its completion. Our evaluation of the recoverability of our Native American development costs requires us to apply a significant amount of judgment.
We evaluate our Native American development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted expected future cash flows for a project do not exceed its carrying amount, the asset is written down to its estimated fair value. We estimate a project’s fair value using a discounted cash flow model and market comparables, when available. Our estimate of the undiscounted future cash flows of a Native American development project is based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results. In certain circumstances, we may discontinue funding of a project due to a revision of its expected potential, or otherwise determine that our advances are not recoverable and as a result, we may be required to write off the entire carrying amount of a project.
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
Income Taxes
We are taxed as a corporation and pay corporate federal, state and local taxes on income allocated to us by Station Holdco. Station Holdco operates as a partnership for federal, state and local tax reporting and holds 100% of the economic interests in Station LLC. The members of Station Holdco are liable for any income taxes resulting from income allocated to them by Station Holdco as a pass-through entity.
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
Each reporting period, we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence. We have determined that our deferred tax assets do not meet the “more likely than not” threshold required under the accounting standard for income taxes and as a result, have provided a full valuation allowance on our net deferred tax assets.
We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions meeting the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We do not believe that we have any tax positions for which it is reasonably possible that we will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and may use interest rate swaps to limit cash flow variability on a portion of our variable-rate debt. Borrowings under our credit agreements bear interest at a margin above LIBOR or base rate (each as defined in the credit agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
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
At December 31, 2020, $1.7 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 1.75% to 2.25%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our credit facility ranged from 0.75% to 2.25%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2020. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2020, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $4.3 million, after giving effect to our interest rate swaps.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. At December 31, 2020, our interest rate swaps had a combined notional amount of $1.3 billion and a weighted-average fixed pay rate of 1.94%. Our interest rate swaps will expire in July 2021.
Although we no longer apply hedge accounting to these interest rate swaps, they continue to meet our risk management objectives by achieving fixed cash flows attributable to interest payments on the debt principal being hedged. See Note 8 to the Consolidated Financial Statements for additional information about our interest rate swaps. We do not use derivative financial instruments for trading or speculative purposes.
Interest rate movements affect the fair value of our interest rate swaps. The fair values of our interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods and changes in the fair values of our interest rate swaps are recognized in our Consolidated Statements of Operations in the period of change. In addition, we are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at December 31, 2020.
Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2020 (dollars in millions):

	Expected maturity date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$1.5	$1.1	$1.2	$1.2	$567.4	$690.9	$1,263.3	$1,274.7
Weighted-average interest rate	4.47%	3.80%	3.80%	3.80%	4.92%	4.50%

Variable rate (a)	$21.3	$24.8	$24.8	$24.8	$159.4	$1,427.2	$1,682.3	$1,661.7
Weighted-average interest rate	2.23%	2.27%	2.27%	2.27%	1.96%	2.50%
____________________________________
(a)     Based on variable interest rates and margins in effect at December 31, 2020.

Following is information about the combined notional amount and weighted-average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of our interest rate swap liabilities at December 31, 2020 (dollars in millions):

	Expected maturity date							Fair value (c)
	2021	2022	2023	2024	2025	Thereafter	Total
Interest rate swaps:
Notional amount	$1,250.0	$—	$—	$—	$—	$—	$1,250.0	$11.8
Fixed interest rate payable (a)	1.94%	—%	—%	—%	—%	—%
Variable interest rate receivable (b)	0.15%	—%	—%	—%	—%	—%
____________________________________
(a)Represents the weighted-average fixed interest rate payable on our interest rate swaps.
(b)Represents the variable receive rate in effect at December 31, 2020.
(c)Liability excludes accrued interest.
Additional information about our long-term debt and interest rate swaps is included in Notes 7 and 8 to the Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Long-lived Assets at Operating Properties Closed as of December 31, 2020
Description of the Matter
At December 31, 2020, the Company’s long-lived assets totaled $3 billion. As discussed in Note 2, the Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to the asset’s carrying amount. If the undiscounted future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and the carrying amount. The Company’s long-lived asset impairment tests are performed at the reporting unit level. Management uses judgment to determine the severity of the events or changes in circumstances that may be indicators that the carrying amount of an asset is not recoverable. As a result of the effects of the COVID-19 pandemic, four of the Company’s operating properties have not reopened as of December 31, 2020 and are not expected to reopen during the year ending December 31, 2021. The Company will continue to assess the performance of its reopened operating properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the four properties that remain closed. Management determined the ongoing closures of these four properties represented indicators of impairment, which required management to perform impairment assessments of the long-lived assets as of December 31, 2020. No indicators of impairment for any other reporting units were identified.

Auditing the Company’s impairment assessments was challenging, as the assumptions used by management are highly subjective and judgmental and incorporate inherent uncertainties that are difficult to predict in the current economic environment. These specific assumptions are comprised of the projected reopening timelines and operating results, which are dependent on market conditions, including industry and economic trends, changes in regulations, consumer preferences, and events affecting various forms of travel. Changes to management’s assumptions could have a material effect on management’s determination of whether the assets need to be tested for recoverability as of a reporting date. Additionally, auditing the Company’s estimation around the undiscounted cash flows involved a high degree of judgment over the Company’s EBITDA growth rate assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s review of impairment indicators over long-lived assets and the undiscounted cash flow analyses. For example, we tested controls over management’s assessment, including the identification of indicators of impairment and the data and assumptions used in management’s impairment assessments.

To test the Company’s evaluation of indicators of impairment for long-lived assets, our audit procedures included, among others, assessing the methodologies and testing the completeness and accuracy of the Company’s analysis of events or changes in circumstances. To test the Company’s undiscounted cash flow analyses for the four operating properties, we compared projected amounts to historical results, including sensitivity analyses on EBITDA growth rates and the projected reopening timelines.

                                /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 23, 2021

RED ROCK RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$121,176	$128,835
Restricted cash	4,529	4,080
Receivables, net	35,130	56,683
Inventories	13,079	17,765
Prepaid gaming tax	24,316	24,424
Prepaid expenses and other current assets	13,827	17,641
Assets held for sale	36,902	32,202
Total current assets	248,959	281,630
Property and equipment, net	2,857,973	3,061,762
Goodwill	195,676	195,676
Intangible assets, net	100,817	108,506
Land held for development	233,740	238,440
Investments in joint ventures	8,162	8,867
Native American development costs	22,149	18,749
Deferred tax asset, net	—	113,185
Other assets, net	72,478	87,372
Total assets	$3,739,954	$4,114,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,208	$33,970
Accrued interest payable	20,128	7,477
Other accrued liabilities	146,077	200,560
Current portion of long-term debt	22,844	33,989
Total current liabilities	200,257	275,996
Long-term debt, less current portion	2,879,163	2,999,302
Other long-term liabilities	28,499	31,228
Payable pursuant to tax receivable agreement	27,394	25,064
Total liabilities	3,135,313	3,331,590
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 71,228,168 and 70,465,422 shares issued and outstanding at December 31, 2020 and 2019, respectively	712	705
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 46,085,804 and 46,827,370 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	385,579	376,229
(Accumulated deficit) retained earnings	(33,071)	124,423
Accumulated other comprehensive loss	(623)	(641)
Total Red Rock Resorts, Inc. stockholders’ equity	352,598	500,717
Noncontrolling interest	252,043	281,880
Total stockholders’ equity	604,641	782,597
Total liabilities and stockholders’ equity	$3,739,954	$4,114,187

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues:
Casino	$764,255	$984,253	$940,483
Food and beverage	192,899	481,558	381,197
Room	87,035	192,305	170,824
Other	56,279	106,773	100,912
Management fees	81,977	91,645	87,614
Net revenues	1,182,445	1,856,534	1,681,030
Operating costs and expenses:
Casino	232,939	351,043	326,980
Food and beverage	195,963	465,505	340,212
Room	49,363	81,064	78,440
Other	23,034	52,329	48,431
Selling, general and administrative	324,644	416,355	390,492
Depreciation and amortization	231,391	222,211	180,255
Write-downs and other charges, net	36,537	82,123	34,650
Tax receivable agreement liability adjustment	(15)	(97)	(90,638)
	1,093,856	1,670,533	1,308,822
Operating income	88,589	186,001	372,208
Earnings from joint ventures	1,097	1,928	2,185
Operating income and earnings from joint ventures	89,686	187,929	374,393
Other (expense) income:
Interest expense, net	(128,465)	(156,679)	(143,099)
Gain (loss) on extinguishment/modification of debt, net	240	(19,939)	—
Change in fair value of derivative instruments	(21,590)	(19,467)	12,415
Other	(333)	(315)	(354)
	(150,148)	(196,400)	(131,038)
(Loss) income before income tax	(60,462)	(8,471)	243,355
(Provision) benefit for income tax	(114,081)	1,734	(23,875)
Net (loss) income	(174,543)	(6,737)	219,480
Less: net (loss) income attributable to noncontrolling interests	(24,146)	(3,386)	61,939
Net (loss) income attributable to Red Rock Resorts, Inc.	$(150,397)	$(3,351)	$157,541

(Loss) earnings per common share (Note 15):
(Loss) earnings per share of Class A common stock, basic	$(2.13)	$(0.05)	$2.28
(Loss) earnings per share of Class A common stock, diluted	$(2.13)	$(0.05)	$1.77

Weighted-average common shares outstanding:
Basic	70,542	69,565	69,115
Diluted	70,542	69,565	116,859

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(174,543)	$(6,737)	$219,480
Other comprehensive loss, net of tax:
Loss on interest rate swaps from reclassifications into income	(360)	(2,600)	(2,442)
Minimum pension liability adjustment, net	(196)	(486)	(310)
Other comprehensive loss, net of tax	(556)	(3,086)	(2,752)
Comprehensive (loss) income	(175,099)	(9,823)	216,728
Less: comprehensive (loss) income attributable to noncontrolling interests	(24,723)	(4,743)	60,610
Comprehensive (loss) income attributable to Red Rock Resorts, Inc.	$(150,376)	$(5,080)	$156,118

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	68,898	$689	47,264	$1	$349,430	$26,138	$2,473	$252,981	$631,712
Net income	—	—	—	—	—	157,541	—	61,939	219,480
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,423)	(1,329)	(2,752)
Share-based compensation	—	—	—	—	11,343	—	—	—	11,343
Distributions	—	—	—	—	—	—	—	(19,940)	(19,940)
Dividends declared	—	—	—	—	—	(27,810)	—	—	(27,810)
Issuance of restricted stock awards, net of forfeitures	122	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	(10)	—	—	—	(307)	—	—	—	(307)
Stock option exercises	273	3	—	—	5,378	—	—	—	5,381
Exchanges of noncontrolling interests for Class A common stock	380	4	(380)	—	2,149	—	21	(2,174)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,528)	—	—	—	(2,528)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	2,675	—	—	—	2,675
Tax effects resulting from stock option exercises	—	—	—	—	(259)	—	—	—	(259)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(5,910)	—	12	5,898	—
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net loss	—	—	—	—	—	(3,351)	—	(3,386)	(6,737)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,729)	(1,357)	(3,086)

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Share-based compensation	—	—	—	—	16,816	—	—	—	16,816
Distributions	—	—	—	—	—	—	—	(18,743)	(18,743)
Dividends declared	—	—	—	—	—	(28,095)	—	—	(28,095)
Issuance of restricted stock awards, net of forfeitures	426	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(15)	—	—	—	(376)	—	—	—	(376)
Stock option exercises	334	3	—	—	6,704	—	—	—	6,707
Exchanges of noncontrolling interests for Class A common stock	57	1	(57)	—	368	—	1	(370)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(213)	—	—	—	(213)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	104	—	—	—	104
Tax effects resulting from stock option exercises	—	—	—	—	(775)	—	—	—	(775)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(8,365)	—	4	8,361	—
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(150,397)	—	(24,146)	(174,543)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21	(577)	(556)
Share-based compensation	—	—	—	—	10,889	—	—	—	10,889
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends declared	—	—	—	—	—	(7,097)	—	—	(7,097)

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Issuance of restricted stock awards, net of forfeitures	(7)	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(7)	—	—	—	(81)	—	—	—	(81)
Stock option exercises	36	—	—	—	397	—	—	—	397
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,914)	—	(4)	3,918	—
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(174,543)	$(6,737)	$219,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	231,391	222,211	180,255
Change in fair value of derivative instruments	21,590	19,467	(12,415)
Reclassification of unrealized gain on derivative instruments into income	(1,351)	(2,843)	(2,929)
Write-downs and other charges, net	17,439	7,291	3,519
Tax receivable agreement liability adjustment	(15)	(97)	(90,638)
Amortization of debt discount and debt issuance costs	10,472	16,421	16,149
Share-based compensation	10,886	16,848	11,289
Earnings from joint ventures	(1,097)	(1,928)	(2,185)
Distributions from joint ventures	919	1,498	2,033
(Gain) loss on extinguishment/modification of debt, net	(240)	19,939	—
Deferred income tax	114,081	(1,735)	23,860
Changes in assets and liabilities:
Receivables, net	16,425	(1,072)	(1,863)
Inventories and prepaid expenses	10,344	(397)	(17,749)
Accounts payable	(21,411)	9,686	2,677
Accrued interest payable	12,651	59	(3,193)
Other accrued liabilities	(35,384)	16,314	13,619
Other, net	633	1,707	4,098
Net cash provided by operating activities	212,790	316,632	346,007
Cash flows from investing activities:
Capital expenditures, net of related payables	(58,496)	(353,269)	(579,287)
Acquisition of land held for development	—	(57,354)	(36,106)
Proceeds from asset sales	580	938	4,702
Distributions in excess of earnings from joint ventures	886	450	1,359
Native American development costs	(2,284)	(804)	(702)
Net settlement of derivative instruments	(14,013)	11,023	9,842
Other, net	3,770	(6,121)	(6,490)
Net cash used in investing activities	(69,557)	(405,137)	(606,682)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,057,500	690,000	440,000
Payments under credit agreements with original maturity dates greater than three months	(1,922,375)	(527,449)	(222,743)
Proceeds from issuance of 4.50% Senior Notes	750,000	—	—
Cash paid for early extinguishment of debt	(8,791)	(19,636)	—
Proceeds from exercise of stock options	397	6,707	5,381
Distributions to members and noncontrolling interests	(4,620)	(18,743)	(19,940)
Dividends paid	(7,307)	(27,899)	(27,698)
Payment of debt issuance costs	(14,091)	(3,619)	—
Borrowings on other debt	—	42,643	—
Payments on other debt	(1,075)	(38,167)	(823)
Payments on tax receivable agreement liability	—	—	(28,865)
Other, net	(81)	(675)	(1,123)
Net cash (used in) provided by financing activities	(150,443)	103,162	144,189
(Decrease) increase in cash, cash equivalents and restricted cash	(7,210)	14,657	(116,486)
Balance, beginning of year	132,915	118,258	234,744
Balance, end of year	$125,705	$132,915	$118,258
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$121,176	$128,835	$114,607
Restricted cash	4,529	4,080	3,651
Balance, end of year	$125,705	$132,915	$118,258

Supplemental cash flow disclosures:
Cash paid for interest, net of $0, $2,777 and $8,048 capitalized, respectively	$109,043	$143,134	$124,419
Income tax refunds received	$—	$64	$176
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,931	$30,626	$112,668

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also managed a casino in northern California on behalf of a Native American tribe through February 5, 2021.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2020, the Company held 60.7% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
Impact of the COVID-19 Pandemic
During 2020, the global pandemic caused by a new strain of coronavirus (“COVID-19”) had a detrimental impact on the United States and Las Vegas economies and significantly negatively impacted the Company’s business. All of the Company’s Las Vegas properties were temporarily closed on March 17, 2020 in compliance with a statewide emergency order mandating the closure of Nevada casinos. On June 4, 2020, the Company reopened its Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, as well as its Wildfire properties, subject to state-mandated occupancy and other operational restrictions. At December 31, 2020, the Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties have not reopened. The Company will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. The Company has no plans to reopen any of these properties in 2021.
The Company has taken steps to mitigate the effects of the COVID-19 pandemic, property closures, operating restrictions and the economic downturn on its business and financial condition. The Company has reduced capital expenditures and operating expenses where possible, including staffing reductions. Based on these actions and financial assumptions regarding the impact of the COVID-19 pandemic on the Company’s operations, management believes the Company has sufficient liquidity to satisfy its obligations for the next twelve months. As a result of the pandemic, the temporary closure of all of the Company’s properties and the ongoing closure of four of its properties, the Company’s operating results for the year ended December 31, 2020 are not comparable with those of the prior years presented.
The Company’s managed property, Graton Resort, located in northern California, also was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The management agreement was originally expected to expire in November 2020 but was extended as a result of the COVID-19 pandemic through February 5, 2021, when the tribe terminated the Company’s management role at the facility. Whether the management agreement provides for an additional extension beyond that date is in dispute.
2.     Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Station Holdco and Station LLC are variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC and conducts all of its operations through these entities. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements. Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Station Holdco and Station LLC, other than assets and liabilities related to income taxes and the tax receivable agreement. Investments in all 50% or less owned affiliated companies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Noncontrolling Interest in Station Holdco
Noncontrolling interest in Station Holdco represents the LLC Units held by certain owners who held such units prior to the Company’s 2016 initial public offering (the “IPO” and such owners, the “Continuing Owners”). Noncontrolling interest is reduced when Continuing Owners exchange their LLC Units, along with an equal number of shares of Class B common stock, for shares of Class A common stock. See Note 10 for additional information.
The ownership of the LLC Units is summarized as follows:

	December 31, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
Red Rock	71,228,168	60.7%	70,465,422	60.1%
Noncontrolling interest holders	46,085,804	39.3%	46,827,370	39.9%
Total	117,313,972	100.0%	117,292,792	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.
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
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is based on an expected loss model and is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2020 and 2019, the allowance for doubtful accounts was $8.2 million and $4.9 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when management believes that the sale is probable of completion within one year and the asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of their carrying amount or fair value less cost to sell. At December 31, 2020 and 2019, assets held for sale represented certain undeveloped land in Las Vegas and Reno.
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
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes which are reimbursable by such tribes. These costs are capitalized as long-term assets as incurred, and primarily include costs associated with the acquisition of land and development of the casino facilities. The assets are typically transferred to the tribe when the tribe secures financing or the gaming facility is completed. Upon transfer of the assets to the tribe, any remaining carrying amount that has not yet been recovered from the tribe is reclassified to a long-term receivable.
The Company earns a return on the costs incurred for the acquisition and development of Native American development projects. Repayment of the advances and the related return typically is funded from the tribe’s financing, from the cash flows of the gaming facility, or both. Due to the uncertainty surrounding the timing and amount of the stated return, the Company recognizes the return on a cash basis.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results.
Goodwill
The Company tests its goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
When performing its goodwill impairment testing, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the asset is impaired, it then performs a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
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
In the first quarter of 2020, the initial economic effects of the COVID-19 pandemic had a significant adverse effect on the Company’s actual and projected operating results. Management determined that those effects represented indicators of potential asset impairment and performed quantitative tests as of March 31, 2020 for all of the Company’s goodwill and indefinite-lived intangible assets. No impairment losses were recognized as a result of the impairment testing. The Company also performed quantitative testing for its annual impairment test for 2020, which resulted in no impairment losses because the fair value of each of the Company’s properties with goodwill exceeded its carrying amount. The cash flow estimates used by management incorporate inherent uncertainties that are difficult to predict in the ongoing economic environment. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, management’s estimates and assumptions are likely to change as more information becomes available. Management believes that it has made reasonable estimates and judgments in performing its analysis in light of the unprecedented risks and uncertainties surrounding the COVID-19 pandemic. However, if actual results in future periods differ materially from the Company’s projected results and the related assumptions utilized in management’s analysis, the Company could be required to recognize impairment losses in future periods.
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily represent brands. The fair value of the Company’s brands is estimated using a derivation of the income approach to valuation, based on estimated royalties avoided through ownership of the assets, utilizing market indications of fair value. The Company tests its indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Finite-lived Intangible Assets
The Company’s finite-lived intangibles primarily include assets related to its customer relationships, condominium rental contracts, certain trademarks and management contracts. The Company amortizes its finite-lived intangible assets over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The Company’s customer relationship intangible assets represent the value associated with its rated casino guests. The condominium rental contract intangible asset represents the value associated with agreements under which the Company provides rental and related services to condominium owners at Palms. The management contract intangible assets represent the value associated with agreements under which the Company provides, or will provide, management services to various casino properties, primarily a Native American casino project that is currently under development. The Company amortizes its management contract intangible assets over their expected useful lives beginning when the property commences operations and management fees are being earned.
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
In the first quarter of 2020, the initial economic effects of the COVID-19 pandemic had a significant adverse effect on the Company’s actual and projected operating results. Management determined that those effects represented indicators of potential asset impairment and performed impairment assessments for the Company’s long-lived assets at all of its operating properties. No impairment losses were recognized as a result of the impairment testing. As of December 31, 2020, the Company’s Texas Station, Fiesta Henderson, Fiesta Rancho and Palms properties had not reopened, and management determined the ongoing closures to be an indicator of potential impairment at those respective reporting unit levels. Based on the undiscounted expected future cash flows, no impairment was recorded. However, the Company cannot predict the future impact or duration of the negative effects of the COVID-19 pandemic and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods. The Company will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the four properties that have not reopened, and it has no plans to reopen any of these properties in 2021.
Land Held for Development
At December 31, 2020, the Company owned approximately 315 acres of land comprised of six strategically-located parcels in Las Vegas, each of which is zoned for casino gaming and other uses.
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
Derivative Instruments
The Company uses interest rate swaps to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2020 and 2019, none of the Company’s interest rate swaps were designated in cash flow hedging relationships. In accordance with the accounting guidance for derivatives and hedging activities, the Company records all derivatives on the balance sheet at fair value. The fair values of the Company’s derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty.
As the Company’s derivative instruments are not designated in hedging relationships, the changes in fair value and related pretax gains and losses are presented in Change in fair value of derivative instruments in the Consolidated Statements of Operations in the period in which the change occurs, and the cash flows for these instruments are classified within investing activities in the Consolidated Statements of Cash Flows. Certain of the Company’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, cumulative deferred net gains previously recognized in accumulated other comprehensive loss associated with these interest rate swaps were amortized as a reduction of interest expense through July 2020 as the previously hedged interest payments occurred.
Leases
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
The Company leases space within its properties to third-party tenants, primarily food and beverage outlets and movie theaters. The Company also leases space to tenants within commercial and industrial buildings located on certain land held for development. All of the Company’s tenant leases are classified as operating leases and do not contain options for the lessee to purchase the underlying real property. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Operations.
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
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and other comprehensive loss, which includes all other non-owner changes in equity. Components of the Company’s comprehensive (loss) income are reported in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Stockholders’ Equity, and accumulated other comprehensive loss is included in stockholders’ equity on the Consolidated Balance Sheets.
Revenues
The Company’s revenue contracts with customers consist of gaming wagers, sales of food, beverage, hotel rooms and other amenities, and agreements to provide management services. Revenues are recognized when control of the promised goods or services is transferred to the guest, in an amount that reflects the consideration that the Company expects to be entitled to

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Guests may receive discretionary incentives for complimentary food, beverage, rooms, entertainment and merchandise to encourage additional gaming, or may earn loyalty points based on their slot play. The Company allocates the transaction price to each performance obligation in the gaming wagering contract. The amount allocated to loyalty points earned is based on an estimate of the standalone selling price of the loyalty points, which is determined by the redemption value less an estimate for points not expected to be redeemed. The amount allocated to discretionary complimentaries is the standalone selling price of the underlying goods or services, which is determined using the retail price at which those goods or services would be sold separately in similar transactions. The remaining amount of the transaction price is allocated to wagering activity using the residual approach as the standalone selling price for gaming wagers is highly variable and no set established price exists for gaming wagers. Amounts allocated to wagering are recognized as casino revenue when the result of the wager is determined, and amounts allocated to loyalty points and discretionary complimentaries are recognized as revenue when the goods or services are provided.
Non-gaming Revenue
Non-gaming revenue include sales of food, beverage, hotel rooms and other amenities such as retail merchandise, bowling, spa services and entertainment. The transaction price is the net amount collected from the guest and includes a distinct performance obligation to provide such goods or services. Non-gaming revenue is recognized when the goods or services are provided to the guest. Guests may also receive discretionary complimentaries that require the transaction price to be allocated to each performance obligation on a relative standalone selling price basis.
Non-gaming revenue also includes the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $107.1 million, $228.7 million and $206.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company managed Graton Resort & Casino (“Graton Resort”) on behalf of the Federated Indians of Graton Rancheria through February 5, 2021. For the years ended December 31, 2020, 2019 and 2018, management fees from Graton Resort totaled $77.4 million, $85.6 million and $77.5 million, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) that allows customers to earn points based on their slot play. Guests may accumulate loyalty points over time that may be redeemed at their discretion under the terms of the Rewards Program. Loyalty points may be redeemed for cash, slot play, food, beverage, rooms, entertainment and merchandise at all of the Company’s Las Vegas area properties.
When guests earn points under the Rewards Program, the Company recognizes a liability for future performance obligations. The Rewards Program point liability represents deferred gaming revenue, which is measured at the redemption value of loyalty points earned under the Rewards Program that management ultimately believes will be redeemed. The recognition of the Rewards Program point liability reduces casino revenue.
When points are redeemed for cash, the point liability is reduced for the amount of cash paid out. When points are redeemed for slot play, food, beverage, rooms, entertainment and merchandise, revenues are recognized when the goods or services are provided, and such revenues are classified based on the type of goods or services provided with a corresponding reduction to the point liability.
The Company’s performance obligation related to its loyalty point liability is generally completed within one year, as a guest’s loyalty point balance is forfeited after six months of inactivity for a local guest and after thirteen months for an out-of-town guest, as defined in the Rewards Program. Loyalty points are generally earned and redeemed continually over time. As a result, the loyalty point liability balance remains relatively constant. The loyalty point liability is presented within Other accrued liabilities on the Consolidated Balance Sheets.
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

	Year Ended December 31,
	2020	2019	2018
Gaming tax expense	$56,253	$78,427	$74,501
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
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expense was as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Advertising expense	$10,205	$31,678	$24,302

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes
Red Rock is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it by Station Holdco. Station Holdco operates as a partnership for federal, state and local tax reporting and holds 100% of the economic interests in Station LLC. The members of Station Holdco are liable for any income taxes resulting from income allocated to them by Station Holdco as a pass-through entity.
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
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year, the tax rate then applicable and amortizable basis. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, it would not be required to make the related TRA payments. The Company will only recognize a liability for TRA payments if management determines it is probable that it will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. If management determines in the future that the Company will not be able to fully utilize all or part of the related tax benefits, it would derecognize the portion of the liability related to the benefits not expected to be utilized. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Additionally, the Company estimates the amount of TRA payments expected to be paid within the next twelve months and classifies this amount within current liabilities on its Consolidated Balance Sheets. This determination is based on management’s estimate of taxable income for the next fiscal year. To the extent the Company’s estimate differs from actual results, it may be required to reclassify portions of the liability under the TRA between current and non-current.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. The amended guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those years, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2021. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2020	2019
Land	$271,603	$271,603
Buildings and improvements	3,001,283	2,990,259
Furniture, fixtures and equipment	800,257	801,868
Construction in progress	8,911	28,120
	4,082,054	4,091,850
Accumulated depreciation	(1,224,081)	(1,030,088)
Property and equipment, net	$2,857,973	$3,061,762
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$223,846	$213,642	$169,656
At December 31, 2020 and 2019, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2020 and 2019. The Company’s goodwill is primarily related to the Las Vegas operations segment.
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2020
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(14,726)	8,874
Management contracts	7 - 20	4,000	(1,004)	2,996
Condominium rental contracts	20	9,000	(1,913)	7,087
Trademarks	15	6,000	(1,700)	4,300
Beneficial leases	6	237	(177)	60
Intangible assets		120,337	(19,520)	100,817
Liabilities
Below market lease	15	2,195	(615)	1,580
Net intangibles		$118,142	$(18,905)	$99,237

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(13,152)	10,448
Management contracts	7 - 20	47,000	(38,780)	8,220
Condominium rental contracts	20	9,000	(1,463)	7,537
Trademarks	15	6,000	(1,300)	4,700
Beneficial leases	6	237	(136)	101
Intangible assets		163,337	(54,831)	108,506
Liabilities
Below market leases	15	2,195	(470)	1,725
Net intangibles		$161,142	$(54,361)	$106,781
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$7,545	$8,569	$10,599

Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2021	$2,426
2022	2,401
2023	2,384
2024	2,384
2025	2,384
5.    Native American Development
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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $300 million and $350 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, without limitation, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission (“NIGC”).

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through December 31, 2020, the Company has paid approximately $37.2 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2020, the carrying amount of the advances was $22.1 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next three to six months and estimates that the North Fork Project would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at December 31, 2020. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s evaluation at December 31, 2020 of each of the critical milestones necessary to complete the North Fork Project.

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

Agreements with local authorities	The Mono has entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies. The memoranda of understanding have all been amended to restructure the timing of certain payments due to delays in the development of the North Fork Project.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Following is a discussion of certain unresolved legal matters related to the North Fork Project.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community (the “North Fork Determination”). The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, the California Court of Appeal, Fifth Appellate District (the “Fifth District Court of Appeal”) ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the North Fork Determination. The Mono and the State filed petitions in the Supreme Court of California seeking review of the Fifth District Court of Appeal’s decision, which petitions for review were granted in March 2017. The Supreme Court of California deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. On August 31, 2020, the Supreme Court of California announced its decision in the United Auburn case, concluding that Governor Brown’s concurrence in that case did not exceed his authority. On October 14, 2020, the Supreme Court of California transferred the Stand Up case back to the Fifth District Court of Appeal with directions to vacate its December 2016 decision against the Mono and the State and to reconsider the matter in light of the United Auburn decision. The Fifth District Court of Appeal permitted supplemental briefing in connection with its reconsideration of the matter, which briefing was completed on February 10, 2021.
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
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California (the “District Court”) alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act (“NEPA”) and the Clean Air Act (the “CAA”), and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. The Ninth Circuit heard oral argument on February 11, 2020 and in May 2020 rendered a decision affirming the grant of summary judgment on the Johnson Act issues and reversing and remanding for further proceedings the portion of the summary judgment decision relating to NEPA and the CAA. The briefing on the portion of the case that was reversed and remanded was completed in January 2021 and a decision of the District Court is pending.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2020	2019
Contract and customer-related liabilities:
Rewards Program liability	$17,465	$21,392
Advance deposits and future wagers	11,854	22,185
Unpaid wagers, outstanding chips and other customer-related liabilities	18,248	19,722
Other accrued liabilities:
Accrued payroll and related	41,026	57,438
Accrued gaming and related	20,316	27,490
Construction payables and equipment purchase accruals	3,710	27,462
Operating lease liabilities, current portion	2,936	3,646
Interest rate swaps	11,758	440
Other	18,764	20,785
	$146,077	$200,560
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are typically a result of normal operating activities. The Company had no material contract assets at December 31, 2020 and 2019, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2020	2019
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at December 31, 2020), net of unamortized discount and deferred issuance costs of $29.5 million at December 31, 2020	$1,470,944	$—
Term Loan B Facility due June 8, 2023, interest at a margin above LIBOR or base rate (4.30% at December 31, 2019), net of unamortized discount and deferred issuance costs of $33.7 million at December 31, 2019	—	1,766,757
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.90% at December 31, 2020), net of unamortized discount and deferred issuance costs of $2.2 million at December 31, 2020	179,712	—
Term Loan A Facility due March 8, 2023, interest at a margin above LIBOR or base rate (3.55% at December 31, 2019), net of unamortized discount and deferred issuance costs of $2.5 million at December 31, 2019	—	186,394
Term Loan A Facility, due June 8, 2022, interest at a margin above LIBOR or base rate (3.80% at December 31, 2019), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2019	—	52,289
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate	—	—
Revolving Credit Facility, due March 8, 2023, interest at a margin above LIBOR or base rate (3.54% weighted average at December 31, 2019)	—	440,000
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $7.6 million at December 31, 2020	683,257	—
5.00% Senior Notes due October 1, 2025, net of deferred issuance costs of $4.1 million and $5.0 million at December 31, 2020 and 2019, respectively	526,260	545,011
Other long-term debt, weighted-average interest of 3.83% at December 31, 2020 and 2019, net of unamortized discount and deferred issuance costs of $0.4 million at December 31, 2020 and 2019	41,834	42,840
Total long-term debt	2,902,007	3,033,291
Current portion of long-term debt	(22,844)	(33,989)
Long-term debt, net	$2,879,163	$2,999,302
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%. Amounts outstanding under the Term Loan A Facility and the Revolving Credit Facility bear interest at either LIBOR or base rate, at Station LLC’s option, plus a spread that is dependent on Station LLC’s consolidated total leverage ratio as shown below:

Consolidated Total Leverage Ratio	Revolving Credit Facility and Term Loan A Facility due February 7, 2025

	LIBOR	Base Rate
Greater than 4.00 to 1.00	1.75%	0.75%
Less than or equal to 4.00 to 1.00	1.50%	0.50%
Station LLC is required to make quarterly principal payments of $3.8 million on the Term Loan B Facility and $2.4 million on the Term Loan A Facility on the last day of each quarter, unless otherwise reduced by prepayments. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment in 2021.
During the year ended December 31, 2020, the Company repurchased $17.7 million in aggregate principal amount of its Term Loan B Facility indebtedness and recognized a gain on extinguishment of $0.5 million, which included purchase discounts as well as the write-off of unamortized discount and deferred issuance costs on the retired principal amounts.
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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter. At December 31, 2020, these financial ratio covenants included an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at December 31, 2020 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at December 31, 2020. The Company expects to remain in compliance with its debt covenants; however, the Company’s results of operations and ability to comply with its debt covenants may be negatively impacted in the future by COVID-19 and economic conditions resulting from COVID-19 and other factors.
At December 31, 2020, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Credit Facility Amendment
On February 7, 2020, the Company amended the Credit Facility to, among other things, (a) extend the maturity date under each of the Term Loan A Facility and the Revolving Credit Facility to February 7, 2025 and extend the maturity date under the Term Loan B Facility to February 7, 2027; (b) increase the outstanding borrowing availability under the Revolving Credit Facility to approximately $1.03 billion; (c) (i) reduce the applicable margin under the Term Loan B Facility to 2.25%, (ii) reduce the LIBOR “floor” under the Term Loan B Facility to 0.25% and (iii) provide for benchmark replacement mechanics in respect of the discontinuation of LIBOR; (d) increase the consolidated total leverage ratios at which the applicable margin under the Term Loan A Facility and the Revolving Credit Facility step-down to 4.00 to 1.00; (e) set the consolidated total leverage ratios for the Term Loan B Facility excess cash flow prepayment percentage step-down to 5.00 to 1.00 for the reduction to 25% and to 4.50 to 1.00 for the reduction to 0%; (f) adjust the application, availability, calculation and sizing of certain covenants; and (g) modify the maximum consolidated total leverage ratio covenant.
The Company evaluated the Credit Facility amendment on a lender-by-lender basis and accounted for the majority of the amendment as a debt modification. The Company capitalized $5.1 million in new costs and recognized a loss on debt extinguishment and modification of $12.5 million.
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
The 4.50% Senior Notes and the guarantees of such notes by certain of Station LLC’s subsidiaries are general senior unsecured obligations.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On or after February 15, 2023, Station LLC may redeem all or a portion of the 4.50% Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest to the applicable redemption date:

Years Beginning February 15,	Percentage
2023	102.250%
2024	101.125%
2025 and thereafter	100.000%
The indenture governing the 4.50% Senior Notes requires Station LLC to offer to purchase the 4.50% Senior Notes at a purchase price in cash equal to 101.00% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if Station LLC experiences certain change of control events (as defined in the indenture). The indenture also requires Station LLC to make an offer to repurchase the 4.50% Senior Notes at a purchase price equal to 100.00% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the indenture) from certain asset sales.
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
During the year ended December 31, 2020, the Company repurchased $59.2 million in aggregate principal amount of its 4.50% Senior Notes. The early debt repurchases resulted in a gain on extinguishment of $10.3 million, which included purchase discounts as well as the write-off of unamortized discount and deferred issuance costs on the retired principal amounts.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
indenture. The indenture governing the 5.00% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 5.00% Senior Notes to be declared due and payable.
During the year ended December 31, 2020, the Company repurchased $19.7 million in aggregate principal amount of its 5.00% Senior Notes. The early debt repurchases resulted in a gain on extinguishment of $1.9 million, which included purchase discounts as well as the write-off of unamortized discount and deferred issuance costs on the retired principal amounts.
On February 22, 2021, the Company completed a partial redemption of $250.0 million in principal amount of 5.00% Senior Notes, which was funded using borrowings under the Revolving Credit Facility and cash on hand.
Corporate Office Building Financing
In October 2019, the Company paid $57.0 million to purchase its corporate office building, which was previously leased under a sale-leaseback arrangement accounted for as a financing transaction. Accordingly, the related financing obligation, which had a carrying amount of $37.4 million, was extinguished and the Company recognized a $19.6 million loss on debt extinguishment representing the difference between the purchase price and the carrying amount of the financing obligation.
In December 2019, a 100%-owned unrestricted subsidiary of Station LLC entered into a $42.8 million term loan agreement with a bank. The term loan bears interest at a fixed rate of 3.80% per annum and matures in December 2025. Principal and interest payments of $0.2 million are payable on a monthly basis until the maturity date, at which time the remaining principal amount will become due. The term loan is secured by the Company’s corporate office building and is not guaranteed by Station LLC or its restricted subsidiaries under the Credit Facility.
Principal Maturities
As of December 31, 2020, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2021	$22,844
2022	25,906
2023	25,950
2024	25,995
2025	726,840
Thereafter	2,118,087
2,945,622
Debt discounts and issuance costs	(43,615)
$2,902,007
8.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2020, Station LLC’s interest rate swaps had a weighted-average fixed pay rate of 1.94%, a combined notional amount of $1.3 billion and effectively converted $1.3 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.16%. The interest rate swaps will expire July 8, 2021.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At December 31,

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2020, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $13.3 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
The fair values of Station LLC’s interest rate swaps, exclusive of accrued interest, as well as their classification on the Consolidated Balance Sheets, are presented below (amounts in thousands):

	December 31,
	2020	2019
Interest rate swaps not designated in hedge accounting relationships:
Other accrued liabilities	$11,758	$440
Other long-term liabilities	—	5,227
Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss, were amortized as a reduction of interest expense through July 2020 as the hedged interest payments occurred. During the years ended December 31, 2020, 2019 and 2018, $1.4 million, $2.8 million and $2.9 million, respectively, in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the Consolidated Statements of Operations.
9.    Fair Value Measurements
At December 31, 2020 and 2019, the Company had no financial assets measured at fair value on a recurring basis. Information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	December 31,
	2020	2019	Level of Fair Value Hierarchy
Liabilities
Interest rate swaps	$11,758	$5,667	Level 2 - Significant unobservable inputs
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2020	2019
Aggregate fair value	$2,936	$3,109
Aggregate carrying amount	2,902	3,033
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
10.    Stockholders’ Equity
The Company has two classes of common stock. The Company’s Certificate of Incorporation authorizes 500,000,000 shares of Class A common stock, par value $0.01 per share and 100,000,000 shares of Class B common stock, par value $0.00001 per share. The Certificate of Incorporation also authorizes up to 100,000,000 shares of preferred stock, par value of $0.01 per share, none of which have been issued. The holders of the Company’s Class A common stock hold 100% of the economic interests in the Company.
Class A Common Stock
Voting Rights
The holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of shares of the Company’s Class A common stock and Class B common stock vote together as a single

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law or the Certificate of Incorporation.
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
During the years ended December 31, 2020 and 2019, the Company declared and paid cash dividends of $0.10 and $0.40, respectively, per share to Class A common stockholders. On May 19, 2020, the Company announced that the board of directors had elected to suspend the payment of dividends for the remainder of 2020.
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
Equity Repurchase Program
In February 2019, the Company’s board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. In February 2021, the Company’s board of directors extended its approval of the equity repurchase program through December 31, 2022. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. The Company made no repurchases of Class A common stock pursuant to the repurchase program during the years ended December 31, 2020 and 2019.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Class B Common Stock
Voting Rights
The Continuing Owners of Station Holdco hold shares of Class B common stock in an amount equal to the number of LLC Units owned. Although Class B shares have no economic rights, they allow those owners of Station Holdco to exercise voting power at Red Rock, which is the sole managing member of Station Holdco.
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes and each other outstanding share of Class B common stock is entitled to one vote.
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
Each share of Class B common stock is entitled to only one vote automatically upon it being held by a holder that, together with its affiliates, did not own at least 30% of the outstanding LLC Units immediately following the IPO or owns less than 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock). Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock based on an exchange ratio that is equal to or less than one-for-one or for cash, at the Company’s election. The exchange ratio is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio and the exchange ratio as of December 31, 2020 was one share of Class A common stock for each LLC Unit and share of Class B common stock and is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock. As members of Station Holdco entitled to ten votes per share exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Holders of Class B common stock exchanged 741,000, 57,000 and 380,000 shares of such stock, along with an equal number of LLC Units, for an equal number of shares of Class A common stock during the years ended December 31, 2020, 2019 and 2018, respectively.

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
Accumulated Other Comprehensive (Loss) Income
The following table presents changes in accumulated other comprehensive (loss) income balances, net of tax and noncontrolling interest (amounts in thousands):

	Unrealized gain (loss) on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2018	$1,279	$(196)	$1,083
Unrealized loss arising during the period	—	(271)	(271)
Amounts reclassified into income	(1,458)	—	(1,458)
Net current-period other comprehensive loss	(1,458)	(271)	(1,729)
Exchanges of noncontrolling interests for Class A common stock and rebalancing	5	—	5
Balances, December 31, 2019	(174)	(467)	(641)
Unrealized loss arising during the period	—	(406)	(406)
Amounts reclassified into income	178	249	427
Net current-period other comprehensive income (loss)	178	(157)	21
Exchanges of noncontrolling interests for Class A common stock and rebalancing	(4)	1	(3)
Balances, December 31, 2020	$—	$(623)	$(623)
Net (Loss) Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and changes in its ownership of Station Holdco (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to Red Rock Resorts, Inc.	$(150,397)	$(3,351)	$157,541
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	4,412	370	2,174
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(3,918)	(8,361)	(5,898)
Net transfers from (to) noncontrolling interests	494	(7,991)	(3,724)
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$(149,903)	$(11,342)	$153,817

11.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the compensation committee or other designated committee of the board of directors (the “Committee”). The Equity Incentive Plan authorizes the

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 13.4 million shares were available to be issued at December 31, 2020.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2020	7,396,507	$25.79
Granted	—	—
Exercised (a)	(167,091)	20.49
Forfeited or expired	(918,759)	26.62
Outstanding at December 31, 2020	6,310,657	$25.80	4.4	$10,051
Unvested instruments expected to vest	3,354,651	$26.32	4.9	$4,020
Exercisable at December 31, 2020	2,956,006	$25.22	3.8	$6,031
____________________________________
(a)Includes 131,218 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value	$—	$7.20	$9.25
Total intrinsic value of stock options exercised (amounts in thousands)	$498	$1,517	$3,550
The weighted-average assumptions used by the Company to estimate the grant date fair values of stock option awards were as follows:

	Year Ended December 31,
	2020	2019	2018
Expected stock price volatility	n/a	32.22%	33.25%
Expected term (in years)	n/a	4.98	4.87
Risk-free interest rate	n/a	2.26%	2.63%
Expected dividend yield	n/a	1.43%	1.52%
____________________________________
n/a — No stock option awards were granted in 2020.
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
At December 31, 2020, unrecognized share-based compensation cost related to stock options was $12.3 million which is expected to be recognized over a weighted-average period of 2.0 years.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2020	712,447	$26.75
Granted	19,290	27.22
Vested	(336,083)	26.15
Forfeited	(26,843)	28.41
Nonvested at December 31, 2020	368,811	$27.19
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share	$27.22	$27.01	$31.95
Total fair value of shares vested (amounts in thousands)	$8,789	$2,101	$1,194
At December 31, 2020, unrecognized share-based compensation cost for restricted stock awards was $4.4 million which is expected to be recognized over a weighted-average period of 2.0 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating costs and expenses:
Casino	$321	$458	$250
Food and beverage	(68)	202	36
Room	12	11	—
Selling, general and administrative	10,621	16,177	11,003
Total share-based compensation expense	$10,886	$16,848	$11,289

12.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges related to non-routine transactions, such as net losses on asset disposals, severance, redevelopment and preopening expenses, business innovation and technology enhancements.
For the year ended December 31, 2020, write-downs and other charges, net totaled $36.5 million, which included: net losses on asset disposals, including the write-off of assets due to the closure of the Company’s buffets; severance, including insurance benefits through September 2020 for employees who were terminated in connection with the Company’s workforce reduction in May 2020; and asset write-offs related to various technology projects. For the year ended December 31, 2019, write-downs and other charges, net totaled $82.1 million, which included $39.8 million in artist performance agreement termination costs associated with the closure of the nightclub and dayclub at Palms and $25.9 million in Palms redevelopment and preopening expenses, comprising various costs associated with the brand repositioning campaign, as well as preopening related to new restaurants, nightclubs, bars and other amenities. For the year ended December 31, 2018, write-downs and other charges, net were $34.7 million, which included $18.6 million in Palms redevelopment and preopening expenses.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    Income Taxes
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
Income Tax Expense (Benefit)
The components of income tax expense (benefit) were as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$—	$—	$—
State and local	—	1	15
Total current income taxes	—	1	15
Deferred income taxes:
Federal	113,977	(1,721)	23,817
State and local	104	(14)	43
Total deferred income taxes	114,081	(1,735)	23,860
Total income tax expense (benefit)	$114,081	$(1,734)	$23,875
A reconciliation of statutory federal income tax, which is the amount computed by multiplying income before tax by the statutory federal income tax rate, to the Company’s provision for income tax is as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Expected U.S. federal income taxes at statutory rate	$(12,676)	$(1,779)	$51,105
Income attributable to noncontrolling interests	5,071	711	(13,007)
State and local income taxes, net of federal benefit	104	(14)	43
Non-deductible expenses	2,330	1,336	1,525
Tax credits	(627)	(1,555)	(1,985)
Share-based compensation contribution	(909)	(762)	(1,152)
Return to provision	888	(313)	1,037
Other	—	—	2,874
Valuation allowance	119,900	642	(16,565)
Income tax expense (benefit)	$114,081	$(1,734)	$23,875
The Company’s effective tax rate was (188.68)%, 20.47% and 9.81% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s effective tax rate as compared to the 21% statutory rate was primarily impacted by a full valuation allowance established against the deferred tax assets. The Company’s effective tax rate includes the net tax expense associated with remeasuring its deferred tax assets, deferred tax liabilities and related valuation allowances to reflect the enacted federal rate, and rate benefit. Other items impacting the effective tax rate include a rate detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not recognize income tax provision or benefit on the portion of Station Holdco's earnings or loss attributable to noncontrolling interest holders. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Tax credit carryforwards	$5,920	$5,293
Net operating loss carryforwards and other attributes	81,233	66,476
Investment in partnership	67,559	76,004
Payable pursuant to tax receivable agreement	5,758	5,268
Total gross deferred tax assets	160,470	153,041
Valuation allowance	(160,470)	(39,856)
Total deferred tax assets, net of valuation allowance	$—	$113,185
As a result of the Company’s 2016 IPO and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. In addition, the Company has recorded deferred tax assets related to tax attributes including net operating losses, interest limitations and tax credits.
At December 31, 2020, the Company had a federal net operating loss carryforward of approximately $375.9 million. $101.6 million of the federal net operating loss carryforward will begin to expire in 2037; the remaining $274.3 million have unlimited carryforward but may have usage limitations in a given year. The Company also had $5.9 million of tax credits, which may be carried forward for 20 taxable years, and $10.7 million of pre-tax attributes at December 31, 2020.
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not (a likelihood of more than 50%) that the Company’s deferred tax assets will be realized. Historically, the Company recorded a full valuation allowance on the deferred tax asset related only to the newly issued LLC Units in the IPO and reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. However, as a result of the economic downturn and uncertainty caused by the COVID-19 pandemic on its current operating results and the considerable uncertainty that remains in the future, the Company determined it was more likely than not that the deferred tax assets will not be realized. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive loss, as applicable, and at December 31, 2020 and 2019, the valuation allowance was $160.5 million and $39.9 million, respectively.
Uncertain Tax Positions
The Company recorded $1.2 million of unrecognized tax benefits as of December 31, 2020. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. Red Rock is currently under examination by the Internal Revenue Service for the 2016 tax year and Station Holdco is under examination for 2016 and 2017 tax years. There are no other ongoing income tax audits as of December 31, 2020.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,004	$—	$—
Tax positions related to current year additions	142	519	—
Additions for tax positions of prior years	91	485	—
Tax positions related to prior years reductions	—	—	—
Reductions due to lapse of statute of limitations on tax positions	—	—	—
Settlements	—	—	—
Balance at end of year	$1,237	$1,004	$—
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
For the years ended December 31, 2020, 2019 and 2018, exchanges of LLC Units and Class B common shares for Class A common stock resulted in increases of $2.3 million, $0.2 million and $2.5 million, respectively, in amounts payable under the TRA liability and net increases of $0.1 million and $2.7 million in deferred tax assets for the years ended December 31, 2019 and 2018, respectively, all of which were recorded through equity. At December 31, 2020 and 2019, the Company’s liability under the TRA with respect to previously consummated transactions was $27.4 million and $25.1 million, respectively, which is due primarily to current and former executives of the Company or members of their respective family group. Of these amounts, $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units and Class B common shares for Class A common stock would be in addition to these amounts and are expected to be substantial. During the year ended December 31, 2018, the Company paid $28.9 million to pre-IPO owners of Station Holdco in exchange for which the owners assigned to the Company all of their rights under the TRA. The Company’s liability under the TRA was reduced by $119.2 million, and nontaxable income of $90.4 million was recognized as a result of the transactions with Continuing Owners.
14.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. Effective January 1, 2020, the plan was amended to include a discretionary employer contribution for all employees who meet certain eligibility requirements, including a maximum annual salary threshold. Employer matching and discretionary contribution expense was $8.6 million, $4.2 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which included discretionary contributions of $5.2 million for the year ended December 31, 2020.
Palms Pension Plan
In connection with the acquisition of Palms, the Company acquired a single-employer defined benefit pension plan (the “Pension Plan”). The Pension Plan provides a cash balance form of pension benefits for eligible Palms employees who met certain age and length of service requirements. There has been a plan curtailment since 2009, and as of the curtailment date, new participants were no longer permitted, and existing participants’ accrual of benefits for future service ceased.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information about the changes in benefit obligation and the fair value of plan assets (amounts in thousands):

	Year Ended December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation (accumulated and projected) at beginning of year	$14,185	$13,357
Interest cost	428	517
Actuarial loss	389	1,390
Benefits paid	(515)	(1,079)
Settlements paid	(1,588)	—
Benefit obligation (accumulated and projected) at end of year	12,899	14,185
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	9,526	8,725
Actual return on plan assets	385	1,045
Employer contributions	3,952	835
Benefits paid	(515)	(1,079)
Settlements paid	(1,588)	—
Fair value of plan assets at end of year	11,760	9,526
Funded status at end of year	$(1,139)	$(4,659)
The Company’s qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan for the year ending December 31, 2021.
The table below presents the components of pension expense (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	$428	$517	$475
Expected return on plan assets	(256)	(187)	(209)
Effect of settlement	160	—	—
Net periodic benefit cost	332	330	266
Other changes recognized in other comprehensive loss:
Net loss	260	532	371
Amount recognized due to settlement	(160)	—	—
Total recognized in other comprehensive loss	100	532	371
Total recognized in net periodic benefit cost and other comprehensive loss	$432	$862	$637
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

	December 31,
	2020	2019
Other long-term liabilities	$1,139	$4,659
Net actuarial loss recognized in Accumulated Other Comprehensive Income	1,303	1,203

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the weighted-average actuarial assumptions used to calculate the net periodic benefit cost and obligation:

	Year Ended December 31,
	2020	2019	2018
Net periodic benefit cost:
Discount rate	3.20%	4.15%	3.60%
Expected long-term rate of return	5.80%	5.80%	5.80%
Rate of compensation increase	n/a	n/a	n/a

		December 31,
		2020	2019
Benefit obligations:
Discount rate		2.45%	3.20%
Cash balance interest crediting rate		2.04%	2.77%
Rate of compensation increase		n/a	n/a
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
The current investment strategy for the Pension Plan covers a diversified mix of fixed income investments, allocated to correlate to the liabilities of the plan and to mitigate funded status volatility. The return objectives are to satisfy funding obligations when and as prescribed by law and to minimize the risk of large losses primarily through diversification. At December 31, 2020, fixed income investments comprised 100% of the plan’s target and actual asset mix.
The Company measures the fair value of the Pension Plan assets using the fair value hierarchy described in Note 2. At December 31, 2020, the fair value of the Pension Plan assets was $11.8 million, which was determined using Level 1 inputs (quoted prices in active markets) under the fair value hierarchy. The fair values of the Pension Plan assets at December 31, 2019 by asset category were as follows (amounts in thousands):

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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    At December 31, 2020, expected benefit payments for the next ten years were as follows (amounts in thousands):

Years Ending December 31,
2021	$1,300
2022	830
2023	640
2024	1,000
2025	740
2026 - 2030	3,760
15.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the year ended December 31, 2018 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive shares have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income, basic	$(174,543)	$(6,737)	$219,480
Less: net (loss) income attributable to noncontrolling interests, basic	(24,146)	(3,386)	61,939
Net (loss) income attributable to Red Rock, basic	$(150,397)	$(3,351)	$157,541
Effect of dilutive securities	—	—	48,864
Net (loss) income attributable to Red Rock, diluted	$(150,397)	$(3,351)	$206,405

	Year Ended December 31,
	2020	2019	2018
Weighted-average shares of Class A common stock outstanding, basic	70,542	69,565	69,115
Effect of dilutive securities	—	—	47,744
Weighted-average shares of Class A common stock outstanding, diluted	70,542	69,565	116,859
The calculation of diluted (loss) earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2020	2019	2018
Shares issuable in exchange for Class B common stock and LLC Units	46,086	46,827	—
Shares issuable upon exercise of stock options	6,311	7,397	1,966
Shares issuable upon vesting of restricted stock	369	712	64

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
16.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$4,995	$5,185
Short-term lease cost	1,895	7,073
Variable lease cost	17,400	28,749
Total lease expense	$24,290	$41,007
For the year ended December 31, 2018, which was not retrospectively adjusted by the Company upon adoption of the new lease accounting standard, expenses incurred under operating lease agreements totaled $20.2 million.
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	December 31,
	2020	2019
Operating lease right-of-use assets	$11,483	$13,099

Operating lease liabilities:
Current portion	$2,936	$3,646
Noncurrent portion	10,950	10,675
Total operating lease liabilities	$13,886	$14,321

Weighted-average remaining lease term - operating leases (years)	36.1	33.5
Weighted-average discount rate - operating leases	5.32%	5.40%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,387	$5,842
Right-of use assets obtained in exchange for new lease liabilities:
Operating leases	$1,336	$—
Future minimum lease payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020 are as follows (amounts in thousands):

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ending December 31,
2021	$4,222
2022	1,667
2023	871
2024	736
2025	537
Thereafter	42,670
Total future lease payments	50,703
Less imputed interest	(36,817)
Total operating lease liabilities	$13,886
Lessor
For the years ended December 31, 2020, 2019 and 2018, revenue from tenant leases was $13.1 million, $24.2 million and $24.3 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Operations.
At December 31, 2020, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 20 years. The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2020 (amounts in thousands):

Year Ending December 31,
2021	$7,360
2022	5,416
2023	4,072
2024	3,007
2025	662
Thereafter	2,861
$23,378
17.    Commitments and Contingencies
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
18.    Segments
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Net revenues
Las Vegas operations:
Casino	$764,255	$984,253	$940,483
Food and beverage	192,899	481,558	381,197
Room	87,035	192,305	170,824
Other (a)	49,716	100,073	94,894
Management fees	537	571	605
Las Vegas operations net revenues	1,094,442	1,758,760	1,588,003
Native American management:
Management fees	81,440	91,074	87,009
Reportable segment net revenues	1,175,882	1,849,834	1,675,012
Corporate and other (a)	6,563	6,700	6,018
Net revenues	$1,182,445	$1,856,534	$1,681,030

Net (loss) income	$(174,543)	$(6,737)	$219,480
Adjustments
Depreciation and amortization	231,391	222,211	180,255
Share-based compensation	10,886	16,848	11,289
Write-downs and other charges, net	36,537	82,123	34,650
Tax receivable agreement liability adjustment	(15)	(97)	(90,638)
Interest expense, net	128,465	156,679	143,099
(Gain) loss on extinguishment/modification of debt, net	(240)	19,939	—
Change in fair value of derivative instruments	21,590	19,467	(12,415)
Provision (benefit) for income tax	114,081	(1,734)	23,875
Other	333	316	(633)
Adjusted EBITDA (b)	$368,485	$509,015	$508,962

Adjusted EBITDA
Las Vegas operations	$335,134	$472,921	$474,503
Native American management	77,440	85,562	80,795
Reportable segment Adjusted EBITDA	412,574	558,483	555,298
Corporate and other	(44,089)	(49,468)	(46,336)
Adjusted EBITDA	$368,485	$509,015	$508,962

	December 31,
	2020	2019
Total assets
Las Vegas operations	$3,376,296	$3,637,893
Native American management	31,146	31,573
Corporate and other	332,512	444,721
	$3,739,954	$4,114,187

____________________________________
(a)Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 16.
(b)Adjusted EBITDA includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other charges, net (including net losses on asset disposals, severance, redevelopment and preopening expenses, business innovation and technology enhancements), tax receivable agreement liability adjustment, interest

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision (benefit) for income tax and other.
Beginning in the first quarter of 2020, the Company changed its methodology for allocating certain corporate technology expenses to its reportable segments. Historically, all technology costs incurred at the corporate level were allocated to the Company’s operating properties on a pro rata basis. Under the new methodology, only technology costs that are directly related to operating properties are allocated to those properties, and expenses associated with corporate technology initiatives remain within corporate expense. Such corporate technology expenses were $14.5 million, $18.1 million and $17.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amounts for the prior year periods have been reclassified from the Las Vegas operations segment to Corporate and other within reportable segment Adjusted EBITDA to conform with the current year presentation.
The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $58.5 million, $353.3 million and $579.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 of the Company and our report dated February 23, 2021 expressed an unmodified opinion thereon.
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

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 23, 2021

ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020 and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020 and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020 and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
        Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
        Financial Statements:
    Consolidated Balance Sheets as of December 31, 2020 and 2019
    Consolidated Statements of Operations — Years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Comprehensive (Loss) Income — Years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Cash Flows — Years ended December 31, 2020, 2019 and 2018
    Notes to Consolidated Financial Statements
    2.    Schedule II — Valuation and Qualifying Accounts
    We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	Balance at Beginning of Year	Additions (deductions)	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2020	$39,856	$120,614	$160,470
2019	39,968	(112)	39,856
2018	57,607	(17,639)	39,968

    3.    Exhibits

Exhibit Number	Exhibit Description
3.1Amended and Restated Certificate of Incorporation of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
3.2Amended and Restated Bylaws of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
4.1Description of Capital Stock.
4.2Specimen Stock Certificate evidencing the shares of Class A Common Stock of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)
4.3Indenture, dated as of September 21, 2017, among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 21, 2017.)
4.4Indenture dated as of February 7, 2020, among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 7, 2020.)
10.1Third Amended and Restated Limited Liability Company Agreement of Station Holdco LLC, dated April 28, 2016, by and among Holdco and its Members (as defined therein.) (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
10.2Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Station Holdco LLC, dated February 28, 2017. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017.)
10.3Form of Indemnification Agreement, between Red Rock Resorts, Inc., a Delaware corporation, Station Casinos LLC, a Nevada limited liability company, and the directors and officers of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
10.4Exchange Agreement, dated as of April 28, 2016, among Red Rock Resorts, Inc., Station Holdco LLC and Company Unitholders (as defined therein.) (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
10.5Tax Receivable Agreement, dated as of April 28, 2016, among Red Rock Resorts, Inc., Station Holdco LLC and Members (as defined therein.) (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
10.6Amendment No. 1 to the Tax Receivable Agreement, dated as of April 28, 2019, among Red Rock Resorts, Inc., Station Holdco LLC and Members (as defined therein.) (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2019.)
10.7Employment Agreement, dated as of May 2, 2016, among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to Station Casinos LLC’s Current Report on Form 8-K filed May 2, 2016.)†
10.8Employment Agreement, dated as of March 3, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017.)†
10.9Employment Agreement, dated as of May 25, 2017, among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)†
10.10Employment Agreement, dated as of February 19, 2019, among Red Rock Resorts, Inc., Station Casinos LLC and Robert A. Finch. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019.)†

10.11Incremental Joinder Agreement No. 6 and Sixth Amendment to Credit Agreement dated as of February 7, 2020, among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020.)
10.12Red Rock Resorts, Inc. Amended and Restated 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Company on June 14, 2019 (File No. 333-232108).)†
10.13Non-Qualified Stock Option Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
10.14Restricted Stock Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
10.15Amended and Restated Gaming Management Agreement, dated as of July 27, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)
10.16Amended and Restated Non‑Gaming Management Agreement, dated as of August 6, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on November 23, 2015 (File No. 333-207397).)
14.1Red Rock Resorts, Inc. Code of Business Conduct and Ethics.
21.1Subsidiaries of the Registrant.
23.1Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INSXBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCHXBRL Taxonomy Extension Schema Document
101.CALXBRL Taxonomy Extension Calculation Linkbase Document
101.DEFXBRL Taxonomy Extension Definition Linkbase Document
101.LABXBRL Taxonomy Extension Label Linkbase Document
101.PREXBRL Taxonomy Extension Presentation Linkbase Document
104Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
        ____________________________________
        †    Management contract or compensatory plan or arrangement.
ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 23, 2021		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 23, 2021
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2021
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 23, 2021
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 23, 2021
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 23, 2021
Robert E. Lewis