Form 10-Q
period 2021-03-31
Red Rock Resorts, Inc.
filed 2021-05-10
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Class A Common Stock, $0.01 par value	70,968,321
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,908	$121,176
Restricted cash	—	4,529
Receivables, net	35,398	35,130
Inventories	12,442	13,079
Prepaid gaming tax	26,246	24,316
Prepaid expenses and other current assets	18,997	13,827
Assets held for sale	679,073	36,902
Total current assets	890,064	248,959
Property and equipment, net of accumulated depreciation of $1,092,133 and $1,224,081 at March 31, 2021 and December 31, 2020, respectively	2,033,239	2,857,973
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $15,910 and $19,520 at March 31, 2021 and December 31, 2020, respectively	88,390	100,817
Land held for development	233,740	233,740
Investments in joint ventures	7,633	8,162
Native American development costs	24,200	22,149
Other assets, net	64,709	72,478
Total assets	$3,537,651	$3,739,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,422	$11,208
Accrued interest payable	12,838	20,128
Other accrued liabilities	145,850	146,077
Liabilities related to assets held for sale	4,620	—
Current portion of long-term debt	26,355	22,844
Total current liabilities	200,085	200,257
Long-term debt, less current portion	2,801,220	2,879,163
Other long-term liabilities	30,545	28,499
Payable pursuant to tax receivable agreement	28,035	27,394
Total liabilities	3,059,885	3,135,313
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 71,001,975 and 71,228,168 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	710	712
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 and 46,085,804 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	373,278	385,579
Accumulated deficit	(97,849)	(33,071)
Accumulated other comprehensive loss	(624)	(623)
Total Red Rock Resorts, Inc. stockholders’ equity	275,516	352,598
Noncontrolling interest	202,250	252,043
Total stockholders’ equity	477,766	604,641
Total liabilities and stockholders’ equity	$3,537,651	$3,739,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Casino	$259,938	$208,267
Food and beverage	46,872	88,331
Room	21,944	40,076
Other	15,557	21,357
Management fees	8,308	19,357
Net revenues	352,619	377,388
Operating costs and expenses:
Casino	63,116	83,275
Food and beverage	41,057	92,486
Room	11,091	20,673
Other	5,350	9,634
Selling, general and administrative	78,910	101,273
Depreciation and amortization	54,255	58,534
Write-downs and other charges, net	260	8,807
Asset impairment	169,733	—
	423,772	374,682
Operating (loss) income	(71,153)	2,706
Earnings from joint ventures	390	202
Operating (loss) income and earnings from joint ventures	(70,763)	2,908
Other expense:
Interest expense, net	(27,267)	(36,058)
Loss on extinguishment/modification of debt, net	(8,140)	(11,411)
Change in fair value of derivative instruments	(128)	(20,010)
Other	(48)	(44)
	(35,583)	(67,523)
Loss before income tax	(106,346)	(64,615)
Provision for income tax	(217)	(113,185)
Net loss	(106,563)	(177,800)
Less: net loss attributable to noncontrolling interests	(41,785)	(25,601)
Net loss attributable to Red Rock Resorts, Inc.	$(64,778)	$(152,199)

Loss per common share (Note 12):
Loss per share of Class A common stock, basic and diluted	$(0.92)	$(2.18)
Weighted-average common shares outstanding:
Basic and diluted	70,728	69,962

Comprehensive loss	$(106,563)	$(178,462)
Less: comprehensive loss attributable to noncontrolling interests	(41,785)	(25,862)
Comprehensive loss attributable to Red Rock Resorts, Inc.	$(64,778)	$(152,600)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net loss	—	—	—	—	—	(64,778)	—	(41,785)	(106,563)
Share-based compensation	—	—	—	—	2,741	—	—	—	2,741
Distributions	—	—	—	—	—	—	—	(7,561)	(7,561)
Stock option exercises and issuance of restricted stock, net	171	2	—	—	(319)	—	—	—	(317)
Repurchases of Class A common stock	(397)	(4)	—	—	(11,708)	—	—	—	(11,712)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for cash	—	—	—	—	(641)	—	—	—	(641)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(151)	—	—	151	—
Balances, March 31, 2021	71,002	$710	45,986	$1	$373,278	$(97,849)	$(624)	$202,250	$477,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(152,199)	—	(25,601)	(177,800)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(401)	(261)	(662)
Share-based compensation	—	—	—	—	4,057	—	—	—	4,057
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	—	—	(7,113)	—	—	(7,113)
Stock option exercises and issuance of restricted stock, net	41	—	—	—	485	—	—	—	485
Repurchases of Class A common stock	(6)	—	—	—	(68)	—	—	—	(68)
Exchanges of noncontrolling interests for Class A common stock	641	6	(641)	—	4,006	—	1	(4,013)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(1,997)	—	—	—	(1,997)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,746)	—	1	1,745	—
Balances, March 31, 2020	71,141	$711	46,186	$1	$380,966	$(34,889)	$(1,040)	$249,130	$594,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(106,563)	$(177,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,255	58,534
Change in fair value of derivative instruments	128	20,010
Reclassification of unrealized gain on derivative instruments into income	—	(662)
Write-downs and other charges, net	(66)	6,221
Asset impairment	169,733	—
Amortization of debt discount and debt issuance costs	2,411	3,003
Share-based compensation	2,741	4,053
Loss on extinguishment/modification of debt, net	8,140	11,411
Deferred income tax	—	113,185
Changes in assets and liabilities:
Receivables, net	(167)	16,196
Inventories and prepaid expenses	(7,492)	(562)
Accounts payable	(178)	(13,343)
Accrued interest payable	(7,330)	13,404
Other accrued liabilities	3,183	(7,236)
Other, net	965	1,470
Net cash provided by operating activities	119,760	47,884
Cash flows from investing activities:
Capital expenditures, net of related payables	(8,010)	(30,790)
Native American development costs	(2,744)	(145)
Net settlement of derivative instruments	(5,648)	(97)
Other, net	150	(256)
Net cash used in investing activities	(16,252)	(31,288)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	220,000	1,007,500
Payments under credit agreements with original maturity dates greater than three months	(47,693)	(780,824)
Proceeds from issuance of 4.50% Senior Notes	—	750,000
Partial redemption of 5.00% Senior Notes	(250,000)	—
Cash paid for early extinguishment of debt	(6,250)	(7,109)
Distributions to noncontrolling interests	(7,561)	(4,620)
Repurchases of Class A common stock	(11,712)	(68)
Exchanges of noncontrolling interests for cash	(2,822)	—
Dividends paid	—	(7,110)
Payment of debt issuance costs	—	(12,265)
Other, net	(591)	225
Net cash (used in) provided by financing activities	(106,629)	945,729
(Decrease) increase in cash, cash equivalents and restricted cash	(3,121)	962,325
Balance, beginning of period	125,705	132,915
Balance, end of period	$122,584	$1,095,240
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$117,908	$1,091,149
Restricted cash	—	4,091
Cash, cash equivalents and restricted cash included in assets held for sale	4,676	—
Balance, end of period	$122,584	$1,095,240
Supplemental cash flow disclosures:
Cash paid for interest	$32,207	$21,062
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$7,719	$15,763

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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2021, the Company held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
The Company continues to operate under state-mandated occupancy and other operational restrictions as a result of the ongoing COVID-19 pandemic. At March 31, 2021, the Texas Station, Fiesta Henderson, Fiesta Rancho and Palms Casino Resort (“Palms”) properties have not reopened. The Company will continue to assess the performance of its open properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. The Company has no plans to reopen any of these properties in 2021. As a result of the pandemic, the temporary closure of all of the Company’s properties from March 17, 2020 through June 3, 2020 and the ongoing closure of four of its properties, the Company’s operating results for the three months ended March 31, 2021 are not comparable with those of the prior period presented.
A subsidiary of Station LLC also managed Graton Resort, a casino in northern California, on behalf of a Native American tribe through February 5, 2021. The property was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated the Company’s management role at the facility. Whether the management agreement provides for an additional extension beyond that date is in dispute.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. The Company adopted this guidance on January 1, 2021. The adoption did not have a material impact on the Company’s financial position or results of operations.
2.    Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable of completion within one year and the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less cost to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on market comparables, solicited offers or a discounted cash flow model. In subsequent periods, the valuation allowance may be adjusted based on changes in management’s estimate of fair value less cost to sell. Depreciation and amortization of long-lived assets are not recorded during the period in which such assets are classified as held for sale.
On May 3, 2021, the Company entered into an agreement to sell the equity interests in the entities that hold Palms to a third-party buyer for aggregate consideration of $650.0 million. The sale is expected to close in the fourth quarter of 2021. Accordingly, the net assets of Palms that are expected to be disposed were reclassified to held for sale as of March 31, 2021, and the Company recorded an asset impairment charge of $169.7 million to reduce the carrying amount of the disposal group to its estimated fair value less cost to sell.
The carrying amounts of the assets and liabilities held for sale related to Palms as of March 31, 2021 are presented below (amounts in thousands):

Assets
Cash and cash equivalents	$29
Restricted cash	4,647
Other current assets	746
Property and equipment	779,705
Intangible assets, net	11,784
Other assets, net	14,993
Valuation allowance on assets held for sale	(169,733)
Assets held for sale	$642,171

Liabilities
Current liabilities	$2,404
Other long-term liabilities	2,216
Liabilities related to assets held for sale	$4,620

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2021, Palms generated net revenues of $4.1 million and a pretax loss of $189.6 million, which included the $169.7 million asset impairment charge. For the three months ended March 31, 2020, Palms generated net revenues of $47.2 million and a pretax loss of $25.2 million.
In addition to the net assets of Palms presented above, assets held for sale also included certain undeveloped land parcels that were expected to be sold within one year, with an aggregate carrying amount of $36.9 million at March 31, 2021 and December 31, 2020. Subsequent to March 31, 2021, management determined that the held for sale criteria were no longer met for a parcel of land with a carrying amount of $19.6 million.
3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three months ended March 31, 2021, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 LLC Units, together with an equal number of Class B common shares, for cash at the election of the Company, which increased Red Rock’s percentage ownership in Station Holdco. Approximately 641,000 Class B common shares and LLC Units were exchanged for Class A common shares during the three months ended March 31, 2020.
The ownership of the LLC Units is summarized as follows:

	March 31, 2021		December 31, 2020
	Units	Ownership %	Units	Ownership %
Red Rock	71,384,772	60.8%	71,228,168	60.7%
Noncontrolling interest holders	45,985,804	39.2%	46,085,804	39.3%
Total	117,370,576	100.0%	117,313,972	100.0%

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $350 million and $400 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, without limitation, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through March 31, 2021, the Company has paid approximately $39.3 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2021, the carrying amount of the advances was $24.2 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.

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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next three months and estimates that the North Fork Project would be completed and opened for business approximately 15 to 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at March 31, 2021. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at March 31, 2021 of each of the critical milestones necessary to complete the North Fork Project.

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Contract and customer-related liabilities:
Rewards Program liability	$14,934	$17,465
Advance deposits and future wagers	11,959	11,854
Unpaid wagers, outstanding chips and other customer-related liabilities	18,869	18,248
Other accrued liabilities:
Accrued payroll and related	35,865	41,026
Accrued gaming and related	26,879	20,316
Construction payables and equipment purchase accruals	7,747	3,710
Operating lease liabilities, current portion	3,176	2,936
Interest rate swaps	6,198	11,758
Other	20,223	18,764
	$145,850	$146,077
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2021	December 31, 2020
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at March 31, 2021 and December 31, 2020), net of unamortized discount and deferred issuance costs of $28.4 million and $29.5 million at March 31, 2021 and December 31, 2020, respectively	$1,471,741	$1,470,944
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.86% and 1.90% at March 31, 2021 and December 31, 2020, respectively), net of unamortized discount and deferred issuance costs of $2.0 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively	177,488	179,712
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.86% at March 31, 2021)	175,000	—
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $7.3 million and $7.6 million at March 31, 2021 and December 31, 2020, respectively	683,481	683,257
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $2.1 million and $4.1 million at March 31, 2021 and December 31, 2020, respectively	278,281	526,260
Other long-term debt, weighted-average interest of 3.83% at March 31, 2021 and December 31, 2020, net of unamortized discount and deferred issuance costs of $0.3 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively	41,584	41,834
Total long-term debt	2,827,575	2,902,007
Current portion of long-term debt	(26,355)	(22,844)
Total long-term debt, net	$2,801,220	$2,879,163
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). As last amended in February 2020, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%, and the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at March 31, 2021 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at March 31, 2021.
Revolving Credit Facility
At March 31, 2021, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $826.7 million, which was net of $175.0 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations.
Senior Notes
On February 22, 2021, Station LLC redeemed $250.0 million in aggregate principal amount of its 5.00% Senior Notes at a redemption price equal to 102.50% of the principal amount of such notes. Following the redemption, $280.3 million in aggregate principal amount of 5.00% Senior Notes remained outstanding. The partial redemption was funded using borrowings under the Revolving Credit Facility and cash on hand. Station LLC recognized an $8.1 million loss on debt extinguishment related to the 5.00% Senior Notes redemption, comprising a write-off of $1.8 million in unamortized deferred issuance costs related to the extinguished debt and a redemption premium of $6.3 million.
7.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company’s hedging strategy includes the use of interest rate swaps that are not designated in cash flow hedging relationships. The interest rate swap agreements allow Station LLC to receive variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2021, Station LLC’s interest rate swaps had a weighted-average fixed pay rate of 1.94%, a combined notional amount of $1.3 billion and effectively converted $1.3 billion of Station LLC’s variable interest rate debt to a fixed rate of 3.95%. The interest rate swaps will expire July 8, 2021.
Derivative instruments are presented at fair value, exclusive of accrued interest, in Other accrued liabilities on the Condensed Consolidated Balance Sheets, and the Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty. Changes in the fair values of derivative instruments not designated in hedge accounting relationships and the related pretax gains and losses are presented in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period in which the change occurs.
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contain a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At March 31, 2021, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $7.8 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss, were amortized as a reduction of interest expense through July 2020 as the hedged interest payments occurred. During the three months ended March 31, 2020, $0.7 million in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

	March 31, 2021	December 31, 2020	Level of Fair Value Hierarchy
Liabilities
Interest rate swaps	$6,198	$11,758	Level 2 - Significant unobservable inputs
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial assets measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2021	December 31, 2020
Aggregate fair value	$2,868	$2,936
Aggregate carrying amount	2,828	2,902
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
9.    Stockholders’ Equity
Net Loss Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net loss and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Red Rock Resorts, Inc.	$(64,778)	$(152,199)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests	598	4,013
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(151)	(1,745)
Net transfers from noncontrolling interests	447	2,268
Change from net loss attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$(64,331)	$(149,931)

Dividends
During the three months ended March 31, 2021, the Company paid no dividends. In May 2020, the Company announced that its Board of Directors had suspended the payment of dividends for the remainder of 2020, and the suspension of dividend payments will continue until further notice. During the three months ended March 31, 2020, the Company declared and paid a cash dividend of $0.10 per share of Class A common stock.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Equity Repurchase Program
In February 2019, the Company’s board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. In February 2021, the Company’s board of directors extended its approval of the equity repurchase program through December 31, 2022. Through December 31, 2020, no shares had been repurchased under the program. Pursuant to the program, during the three months ended March 31, 2021, the Company repurchased 382,602 shares of its Class A common stock for an aggregate of $11.2 million and a weighted average price per share of $29.39 in open market transactions. At March 31, 2021, the remaining amount authorized for repurchases under the program was $135.9 million.
10.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.1 million shares were available for issuance at March 31, 2021.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2021	368,811	$27.19	6,310,657	$25.80
Activity during the period:
Granted	147,930	28.66	1,295,986	28.66
Vested/exercised (a)	(74,386)	27.74	(120,754)	20.78
Forfeited/expired	(5,467)	28.24	(78,149)	28.87
Outstanding at March 31, 2021	436,888	$27.58	7,407,740	$26.35
_______________________________________________________________
(a)Stock options exercised included 92,838 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $2.7 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unrecognized share-based compensation cost was $35.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
The Company’s effective tax rate for the three months ended March 31, 2021 was (0.2)%, including discrete items, as compared to (175.2)% for the three months ended March 31, 2020. The Company’s effective tax rate for the three months ended March 31, 2021 as compared to the 21% statutory rate was primarily impacted by a full valuation allowance established against the deferred tax assets (“DTAs”). Other items impacting the effective tax rate include a rate detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not benefit from the portion of Station Holdco’s losses attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.
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
Historically, the Company recorded a full valuation allowance on the DTA related only to the LLC Units issued in the IPO and reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at March 31, 2021 and December 31, 2020, the valuation allowance was $174.9 million and $160.5 million, respectively.
The Company recorded $1.2 million of unrecognized tax benefits as of March 31, 2021. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. Red Rock is currently under examination by the Internal Revenue Service for the 2016 tax year and Station Holdco is under examination for the 2016 and 2017 tax years. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes.
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
At March 31, 2021 and December 31, 2020, the Company’s liability under the TRA was $28.0 million and $27.4 million, respectively, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the three months ended March 31, 2021 and 2020, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.6 million and $2.0 million, respectively, which was recorded through stockholders’ equity.
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
12.    Loss Per Share
Basic loss per share is calculated by dividing net loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. For the three months ended March 31, 2021 and 2020, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(106,563)	$(177,800)
Less: net loss attributable to noncontrolling interests	41,785	25,601
Net loss attributable to Red Rock, basic and diluted	$(64,778)	$(152,199)

	Three Months Ended March 31,
	2021	2020
Weighted average shares of Class A common stock outstanding, basic and diluted	70,728	69,962

The calculation of diluted loss per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at March 31, 2021 and 2020, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Shares of Class B common stock and LLC Units exchangeable for Class A shares	45,986	46,186
Stock options outstanding	7,408	7,222
Unvested restricted shares of Class A common stock outstanding	437	664
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
The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net loss to Adjusted EBITDA are presented below (amounts in thousands).

	Three Months Ended March 31,
	2021	2020
Net revenues
Las Vegas operations:
Casino	$259,938	$208,267
Food and beverage	46,872	88,331
Room	21,944	40,076
Other (a)	13,842	19,694
Management fees	221	97
Las Vegas operations net revenues	342,817	356,465
Native American management:
Management fees	8,087	19,260
Reportable segment net revenues	350,904	375,725
Corporate and other	1,715	1,663
Net revenues	$352,619	$377,388

Net loss	$(106,563)	$(177,800)
Adjustments
Depreciation and amortization	54,255	58,534
Share-based compensation	2,741	4,053
Write-downs and other charges, net	260	8,807
Asset impairment	169,733	—
Interest expense, net	27,267	36,058
Loss on extinguishment/modification of debt, net	8,140	11,411
Change in fair value of derivative instruments	128	20,010
Provision for income tax	217	113,185
Other	471	42
Adjusted EBITDA (b)	$156,649	$74,300

Adjusted EBITDA
Las Vegas operations	$160,680	$68,485
Native American management	7,604	17,601
Reportable segment Adjusted EBITDA	168,284	86,086
Corporate and other	(11,635)	(11,786)
Adjusted EBITDA	$156,649	$74,300
_______________________________________________________________
(a)Includes tenant lease revenue of $2.7 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(b)Adjusted EBITDA includes net loss plus depreciation and amortization, share-based compensation, write-downs and other charges, net, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Four of our major properties had not reopened as of March 31, 2021, as discussed within Impact of COVID-19 below. A subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2021, we held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
Impact of COVID-19
During 2020, our business was significantly negatively impacted by the COVID-19 pandemic, including the temporary closure of all of our properties from March 17, 2020 through June 3, 2020 in compliance with a statewide emergency order mandating the closure of all nonessential businesses in Nevada, including casinos. Due to the effects of the ongoing pandemic, we continued to operate under state-mandated operational restrictions in the first quarter of 2021, including an occupancy limit 50% (excluding hotel rooms) as of March 31, 2021. On April 13, 2021, Nevada Governor Steve Sisolak announced a goal of reopening Nevada businesses at 100% capacity by June 1, 2021, although the statewide mask mandate will remain in effect. Capacity limits for Las Vegas-area businesses increased from 50% to 80% on May 1, 2021.
At March 31, 2021, our Texas Station, Fiesta Rancho, Fiesta Henderson and Palms properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we have no plans to reopen any of these properties in 2021. On May 3, 2021, we entered into an agreement to sell Palms Casino Resort (“Palms”) for $650 million. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
In addition, our managed property, Graton Resort, located in Northern California, was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated the Company’s management role at the facility.

Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends which continued throughout the first quarter of 2021, including strong visitation from a younger demographic, increased spend per visit, more time spent on device and increased return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, continue to drive strong operating results since our reopening. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of COVID-19 on the United States and Las Vegas economies may affect our business in the future.
The United States economy and the economy in the Las Vegas metropolitan area have been negatively affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In February 2021, the unemployment rate in the Las Vegas metropolitan area was 9.3%, down from a high of 34% in April 2020. Statewide, the unemployment rate declined to 8.1% in March 2021, as compared to 30% in April 2020. Despite the economic impacts of the COVID-19 pandemic, the median price of an existing single-family home in Las Vegas was up 14% for March 2021 as compared to the prior year. This continues a trend of significant improvement in home values in Las Vegas since 2012, with the median home price reaching another all-time high of $363,000 in March 2021 according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 1.5% growth rate in 2020. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
As a result of the pandemic, related operational restrictions, the temporary closure of all of our properties and the ongoing closure of four of our properties, our operating results for the three months ended March 31, 2021 and those of the prior year period are not comparable.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2021	2020
Net revenues	$352,619	$377,388	(6.6)%
Operating (loss) income	(71,153)	2,706	n/m

Casino revenues	259,938	208,267	24.8%
Casino expenses	63,116	83,275	(24.2)%
Margin	75.7%	60.0%

Food and beverage revenues	46,872	88,331	(46.9)%
Food and beverage expenses	41,057	92,486	(55.6)%
Margin	12.4%	(4.7)%

Room revenues	21,944	40,076	(45.2)%
Room expenses	11,091	20,673	(46.4)%
Margin	49.5%	48.4%

Other revenues	15,557	21,357	(27.2)%
Other expenses	5,350	9,634	(44.5)%

Management fee revenue	8,308	19,357	(57.1)%

Selling, general and administrative expenses	78,910	101,273	(22.1)%
Percent of net revenues	22.4%	26.8%

Depreciation and amortization	54,255	58,534	(7.3)%
Write-downs and other charges, net	260	8,807	n/m
Asset impairment	169,733	—	n/m
Interest expense, net	(27,267)	(36,058)	(24.4)%
Loss on extinguishment/modification of debt, net	(8,140)	(11,411)	n/m
Change in fair value of derivative instruments	(128)	(20,010)	n/m
Provision for income tax	(217)	(113,185)	n/m
Net loss attributable to noncontrolling interests	(41,785)	(25,601)	n/m
Net loss attributable to Red Rock	(64,778)	(152,199)	n/m
_______________________________________________________________
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
Net Revenues. Net revenues for the three months ended March 31, 2021 decreased by $24.8 million as compared to the prior year period, primarily due to a $65.4 million decrease in non-gaming revenue from our Las Vegas operations and an $11 million decrease in management fee revenue, which was partially offset by a $51.7 million increase in revenues from our casino operations. Our revenues continue to reflect the impact of the ongoing COVID-19 pandemic, the related state-mandated occupancy, social distancing and other restrictions in place at our reopened properties, as well as the impact of the ongoing closure of four of our properties.
Operating (Loss) Income. For the three months ended March 31, 2021, we had an operating loss of $71.2 million as compared to operating income of $2.7 million for the prior year period. The year-over-year decrease for the three months ended March 31, 2021 was primarily due to a $169.7 million asset impairment charge associated with net assets of Palms that are expected to be sold within the next twelve months. The decrease was partially offset by the impact of cost reduction measures we instituted in March 2020 in response to the COVID-19 pandemic, as well as the change in the mix of gaming and non-gaming revenues. We also recognized additional payroll and related costs in the prior year period upon the temporary closure of our properties as a result of our commitment as of March 31, 2020 to provide regular pay and health benefits to all of our full-time team members through April 30, 2020. Additional information about factors impacting our operating (loss) income is discussed below.
Casino.  For the three months ended March 31, 2021, casino revenue increased by 24.8% and casino expenses decreased by 24.2%, each as compared to the prior year period, reflecting higher revenue across all categories of casino revenue, primarily slots and race and sports book, despite the ongoing closure of four of our properties. Slot handle increased by 7.3%, table games drop decreased by 8.5% and race and sports write increased by 47.3% for the three months ended March 31, 2021 as compared to the prior year period. Casino expenses decreased as a result of cost reduction measures at our reopened properties and the ongoing closure of the four properties, as well as the impact of additional payroll and related costs during the prior year period.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering at all of our Las Vegas properties. For the three months ended March 31, 2021, food and beverage revenue decreased by 46.9% and food and beverage expenses decreased by 55.6%, each as compared to the prior year period, primarily due to the impact of the four closed properties and the closure of all our buffets, as well as the impact of COVID-19-related operating restrictions. Food and beverage expense decreased as compared to the prior year period due to cost reduction measures and the ongoing closure of the four properties, as well as the impact of additional payroll and related costs during the prior year period.
Room.  Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2021	2020
Occupancy	60.1%	82.7%
Average daily rate	$117.07	$132.52
Revenue per available room	$70.35	$109.55
For the three months ended March 31, 2021, room revenues decreased by 45.2% and room expenses decreased by 46.4% as compared to the prior period. The decrease in revenues for the period was due to reduced occupancy and average daily rate as a result of decreased travel amid the COVID-19 pandemic and the impact of the ongoing closure of four of our properties. The decrease in room expenses for the period was commensurate with the decrease in revenues and reflects the ongoing closure of the four properties, our cost reduction measures and the impact of additional payroll and related costs during the prior year period.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, entertainment and other, and their corresponding expenses. For the three months ended March 31, 2021, other revenues decreased by 27.2% and other expenses decreased by 44.5% as compared to the prior year period, primarily due to the ongoing closure of the four properties, a reduction in non-gaming amenities offered at our reopened properties, such as movie theaters, and lower revenues from amenities that were operating.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreements with a Native American tribe to manage Graton Resort. For the three months ended March 31, 2021, management fee revenue decreased by 57.1% as compared to the prior year period due to the termination of the management agreement on February 5, 2021. The Graton Resort management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated our management role at the facility. Whether the management agreement provides for an additional extension beyond that date is in dispute.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2021, SG&A expenses decreased by $22.4 million as compared to the prior year period, primarily due to the ongoing closure of the four properties and various cost reduction initiatives, including employee costs, as well as additional payroll and related costs in the prior year period.
Depreciation and Amortization.  For the three months ended March 31, 2021, depreciation and amortization expense decreased by 7.3% as compared to the prior year period. Depreciation expense decreased primarily due to certain assets becoming fully depreciated. Amortization expense decreased due to the conclusion of the amortization of the intangible asset related to the Graton Resort management agreement in the fourth quarter of 2020.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, severance, preopening and redevelopment, business innovation and technology enhancements and non-routine expenses. For the three months ended March 31, 2021, write-downs and other charges, net totaled $0.3 million. For the three months ended March 31, 2020, write-downs and other charges, net totaled $8.8 million, which included net losses on asset disposals, contract termination costs and other expenses related to various technology projects, as well as severance.
Asset Impairment. For the three months ended March 31, 2021, we recorded an asset impairment charge of $169.7 million to reduce the carrying amount of the net assets of Palms to their estimated fair value less cost to sell as a result of entering into a purchase agreement to sell the assets at a price less than their aggregate carrying amount. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, net.  Interest expense, net decreased to $27.3 million for the three months ended March 31, 2021 as compared to $36.1 million for the same period in 2020. The decrease in interest expense was primarily due to lower variable interest rates on our credit facility, mainly due to a decrease in LIBOR, as well as lower outstanding indebtedness. Interest rates have remained very low since March 2020 in response to economic and growth uncertainty surrounding the COVID-19 pandemic. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the three months ended March 31, 2021, we recognized a loss of $8.1 million as a result of the partial redemption of the 5.00% Senior Notes. See Note 6 for additional information. For the three months ended March 31, 2020, we recognized a $11.4 million loss on extinguishment/modification of debt, net, primarily resulting from an amendment to the credit facility in February 2020.
Change in Fair Value of Derivative Instruments. During the three months ended March 31, 2021, we recognized a net loss of $0.1 million in the fair value of our interest rate swaps, as compared to a net loss of $20.0 million for the prior year period. While fair values remained relatively flat in the current period, the loss in the prior period was primarily due to downward movements in the forward interest rate curve. Our two remaining swaps are set to expire in July 2021.
Provision for Income Tax. For the three months ended March 31, 2021, we recognized income tax expense of $0.2 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income nor benefit from a taxable loss. Due to these factors, our effective tax rate of (0.2)% for the three months ended March 31, 2021 was less than the statutory rate. We recognized income tax expense of $113.2 million for the three months ended March 31, 2020, primarily related to the establishment of a full valuation allowance on our deferred tax assets due to the uncertainty of realizing the tax benefits.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020 represented the portion of net loss attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2021 and 2020 for our two reportable segments and a reconciliation of net loss to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2021	2020
Net revenues
Las Vegas operations	$342,817	$356,465
Native American management	8,087	19,260
Reportable segment net revenues	350,904	375,725
Corporate and other	1,715	1,663
Net revenues	$352,619	$377,388

Net loss	$(106,563)	$(177,800)
Adjustments
Depreciation and amortization	54,255	58,534
Share-based compensation	2,741	4,053
Write-downs and other charges, net	260	8,807
Asset impairment	169,733	—
Interest expense, net	27,267	36,058
Loss on extinguishment/modification of debt, net	8,140	11,411
Change in fair value of derivative instruments	128	20,010
Provision for income tax	217	113,185
Other	471	42
Adjusted EBITDA	$156,649	$74,300

Adjusted EBITDA
Las Vegas operations	$160,680	$68,485
Native American management	7,604	17,601
Corporate and other	(11,635)	(11,786)
Adjusted EBITDA	$156,649	$74,300

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net loss, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net loss plus depreciation and amortization, share-based compensation, write-downs and other charges, net, asset impairment, interest expense, net, loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other.
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
At March 31, 2021, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had liabilities that are solely the Holding Company’s, consisting of a $28.0 million noncurrent liability under the TRA and $0.7 million of other current liabilities. At December 31, 2020, the Holding Company had a $27.4 million noncurrent liability under the TRA and $0.6 million of other net current liabilities.
For the three months ended March 31, 2021, the Holding Company recognized a net loss of $0.2 million representing provision for income tax. For the three months ended March 31, 2020, the Holding Company recognized a net loss of $113.2 million, primarily representing provision for income tax to establish a full valuation allowance against its deferred tax assets.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
At March 31, 2021, we had $117.9 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At March 31, 2021, Station LLC’s borrowing availability was $826.7 million, which was net of $175.0 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for the remainder of 2021 include required principal and interest payments on Station LLC’s indebtedness totaling $19.4 million and $69.4 million, respectively, and approximately $77.0 million to $87.0 million for maintenance and investment capital expenditures. In addition, we anticipate making additional cash distributions, which we refer to as “tax distributions” to the holders of LLC Units. We anticipate that these tax distributions will be made quarterly and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations. In May 2020, we suspended the payment of dividends until further notice.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors approved an extension of the equity repurchase program through December 31, 2022. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the three months ended March 31, 2021, we repurchased 382,602 shares of our Class A common stock in open market transactions at a weighted-average price of $29.39 per share, and we have $135.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$119,760	$47,884
Investing activities	(16,252)	(31,288)
Financing activities	(106,629)	945,729
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
For the three months ended March 31, 2021, net cash provided by operating activities was $119.8 million as compared to $47.9 million for the prior year period. For the current year period, an increase in gaming revenues, favorable customer trends and cost reduction measures implemented in the second quarter of 2020 continue to drive strong operating results, despite a decrease in non-gaming revenues and ongoing negative effects of the COVID-19 pandemic, including state-mandated occupancy and social distancing restrictions, as well as reduced consumer confidence, discretionary spending and travel. For the three months ended March 31, 2020, operating cash flows were negatively impacted by the onset of the pandemic, including the mandatory temporary closure of all of our properties from March 17, 2020 through June 3, 2020.
Cash Flows from Investing Activities
For the three months ended March 31, 2021 and 2020, cash paid for capital expenditures totaled $8.0 million and $30.8 million, respectively.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, we incurred net borrowings under the revolving credit facility of $175.0 million, which were used, along with cash on hand, to redeem $250.0 million in outstanding principal amount of the 5.00% Senior Notes and to pay a redemption premium of $6.3 million. In addition, during the three months ended March 31, 2021, we paid $11.2 million to repurchase 382,602 shares of our Class A common stock pursuant to our equity repurchase program. We also paid cash tax distributions of $7.6 million to noncontrolling interest holders of Station Holdco during the period and $2.8 million to a noncontrolling interest holder unaffiliated with Red Rock who exchanged 100,000 Class B shares and LLC Units for cash.
In February 2020, we issued $750.0 million in principal amount of 4.50% Senior Notes, the proceeds of which were used to repay $330.8 million of outstanding borrowings under our term loans and all of the outstanding borrowings under our revolving credit facility. We subsequently drew $997.5 million under our revolving credit facility in March 2020 to secure our liquidity position and preserve financial flexibility in response to the onset of the COVID-19 pandemic. During the three months ended March 31, 2020, we also paid $7.1 million in dividends to Class A common shareholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $19.4 million in fees and costs related to the February 2020 amendment of the credit facility and the issuance of the 4.50% Senior Notes.

Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the three months ended March 31, 2021, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that as of March 31, 2021, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes. However, the ongoing impacts of the COVID-19 pandemic on our business, operations and results of operations may negatively impact our ability to remain in compliance with such covenants.
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
Off-Balance Sheet Arrangements
At March 31, 2021, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprise interest rate swaps as described in Note 7 to the Condensed Consolidated Financial Statements. At March 31, 2021, we had outstanding letters of credit and similar obligations totaling $29.4 million.
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
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities as well as the National Indian Gaming Commission and the California Gambling Control Commission. In addition, we will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 6 to the Condensed Consolidated Financial Statements. Other than the partial redemption of our 5.00% Senior Notes as described therein, there were no material changes to the terms of our indebtedness during the three months ended March 31, 2021.

Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 7 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.
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
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Potential factors which could affect our financial condition, results of operations and business includes, without limitation, our ability to consummate the sale of Palms on the timeline and terms described herein; the extent and duration of the impact of the COVID-19 pandemic on the Company’s business, financial results and liquidity; the duration of the closure of the Company’s properties that we have not reopened; the impact and cost of new operating procedures implemented at our properties in response to the COVID-19 pandemic; the impact of actions that the Company has undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic; the impact of the COVID-19 pandemic, and resulting unemployment and changes in general economic conditions on discretionary spending and consumer demand; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies (including the current government-mandated operational restrictions); risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents Class A share repurchases, including those we have made pursuant to our equity repurchase program as well as those withheld in satisfaction of tax withholding obligations on vested restricted stock. The Class A shares were retired upon repurchase.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 31, 2021	—	$—	—	$150,000,000
February 28, 2021	282,602	28.49	282,602	139,127,052
March 31, 2021	113,970	32.12	100,000	135,931,259
Totals	396,572	$29.53	382,602
_______________________________________________________________
(1)    Excludes commissions.
(2)    In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, the board of directors extended its approval of the equity repurchase program through December 31, 2022.
Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits
(a)Exhibits
No. 10.1—Form of Restricted Stock Award Agreement †
No. 10.2—Form of Non-Qualified Stock Option Award Agreement †
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
_______________________________________________________________
†    Management contract or compensatory plan or arrangement.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK RESORTS, INC., Registrant

Date:	May 10, 2021	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)