Form 10-Q
period 2021-06-30
Red Rock Resorts, Inc.
filed 2021-08-06
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Class A Common Stock, $0.01 par value	70,373,588
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,988	$121,176
Restricted cash	—	4,529
Receivables, net	33,269	35,130
Inventories	12,263	13,079
Prepaid gaming tax	32,097	24,316
Prepaid expenses and other current assets	20,493	13,827
Assets held for sale	656,155	12,600
Total current assets	845,265	224,657
Property and equipment, net of accumulated depreciation of $1,125,593 and $1,224,081 at June 30, 2021 and December 31, 2020, respectively	2,011,053	2,857,973
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $16,316 and $19,520 at June 30, 2021 and December 31, 2020, respectively	87,984	100,817
Land held for development	258,042	258,042
Investments in joint ventures	6,693	8,162
Native American development costs	26,030	22,149
Other assets, net	67,210	72,478
Total assets	$3,497,953	$3,739,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,883	$11,208
Accrued interest payable	16,996	20,128
Other accrued liabilities	148,877	146,077
Liabilities related to assets held for sale	4,005	—
Current portion of long-term debt	25,900	22,844
Total current liabilities	209,661	200,257
Long-term debt, less current portion	2,652,830	2,879,163
Other long-term liabilities	32,599	28,499
Payable pursuant to tax receivable agreement	28,035	27,394
Total liabilities	2,923,125	3,135,313
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 70,373,588 and 71,228,168 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	704	712
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 and 46,085,804 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	348,369	385,579
Accumulated deficit	(11,129)	(33,071)
Accumulated other comprehensive loss	(582)	(623)
Total Red Rock Resorts, Inc. stockholders’ equity	337,363	352,598
Noncontrolling interest	237,465	252,043
Total stockholders’ equity	574,828	604,641
Total liabilities and stockholders’ equity	$3,497,953	$3,739,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Casino	$304,212	$75,608	$564,150	$283,875
Food and beverage	64,885	14,985	111,757	103,316
Room	39,150	5,491	61,094	45,567
Other	19,640	6,446	35,197	27,803
Management fees	270	5,940	8,578	25,297
Net revenues	428,157	108,470	780,776	485,858
Operating costs and expenses:
Casino	70,400	31,625	133,516	114,900
Food and beverage	48,879	22,424	89,936	114,910
Room	14,650	6,402	25,741	27,075
Other	5,983	3,058	11,333	12,692
Selling, general and administrative	84,090	65,232	163,000	166,505
Depreciation and amortization	36,160	57,924	90,415	116,458
Write-downs and other charges, net	1,435	15,466	1,695	24,273
Asset impairment	(1,956)	—	167,777	—
	259,641	202,131	683,413	576,813
Operating income (loss)	168,516	(93,661)	97,363	(90,955)
Earnings (losses) from joint ventures	1,233	(572)	1,623	(370)
Operating income (loss) and earnings (losses) from joint ventures	169,749	(94,233)	98,986	(91,325)
Other income (expense):
Interest expense, net	(25,614)	(33,980)	(52,881)	(70,038)
Gain (loss) on extinguishment/modification of debt, net	—	11,164	(8,140)	(247)
Change in fair value of derivative instruments	(86)	(1,250)	(214)	(21,260)
Other	(118)	(118)	(166)	(162)
	(25,818)	(24,184)	(61,401)	(91,707)
Income (loss) before income tax	143,931	(118,417)	37,585	(183,032)
Provision for income tax	(581)	—	(798)	(113,185)
Net income (loss)	143,350	(118,417)	36,787	(296,217)
Less: net income (loss) attributable to noncontrolling interests	56,636	(46,875)	14,851	(72,476)
Net income (loss) attributable to Red Rock Resorts, Inc.	$86,714	$(71,542)	$21,936	$(223,741)

Earnings (loss) per common share (Note 12):
Earnings (loss) per share of Class A common stock, basic	$1.24	$(1.01)	$0.31	$(3.19)
Earnings (loss) per share of Class A common stock, diluted	$1.12	$(1.01)	$0.29	$(3.19)
Weighted-average common shares outstanding:
Basic	70,212	70,518	70,469	70,240
Diluted	117,787	70,518	117,639	70,240

Comprehensive income (loss)	$143,419	$(118,981)	$36,856	$(297,443)
Less: comprehensive income (loss) attributable to noncontrolling interests	56,662	(47,100)	14,877	(72,962)
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$86,757	$(71,881)	$21,979	$(224,481)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2021	71,002	710	45,986	1	373,278	(97,849)	(624)	202,250	477,766
Net income	—	—	—	—	—	86,714	—	56,636	143,350
Other comprehensive income, net of tax	—	—	—	—	—	—	43	26	69
Share-based compensation	—	—	—	—	3,373	—	—	—	3,373
Distributions	—	—	—	—	—	—	—	(23,833)	(23,833)
Dividends	—	—	—	—	—	6	—	—	6
Stock option exercises and issuance of restricted stock, net	54	1	—	—	673	—	—	—	674
Repurchases of Class A common stock	(682)	(7)	—	—	(26,570)	—	—	—	(26,577)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,385)	—	(1)	2,386	—
Balances, June 30, 2021	70,374	$704	45,986	$1	$348,369	$(11,129)	$(582)	$237,465	$574,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2020	71,141	711	46,186	1	380,966	(34,889)	(1,040)	249,130	594,879
Net loss	—	—	—	—	—	(71,542)	—	(46,875)	(118,417)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(339)	(225)	(564)
Share-based compensation	—	—	—	—	3,592	—	—	—	3,592
Dividends	—	—	—	—	—	11	—	—	11
Stock option exercises and issuance of restricted stock, net	(13)	—	—	—	—	—	—	—	—
Exchanges of noncontrolling interests for Class A common stock	100	1	(100)	—	398	—	—	(399)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(348)	—	—	—	(348)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,362)	—	(3)	1,365	—
Balances, June 30, 2020	71,228	$712	46,086	$1	$383,246	$(106,420)	$(1,382)	$202,996	$479,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net income	—	—	—	—	—	21,936	—	14,851	36,787
Other comprehensive income, net of tax	—	—	—	—	—	—	43	26	69
Share-based compensation	—	—	—	—	6,114	—	—	—	6,114
Distributions	—	—	—	—	—	—	—	(31,394)	(31,394)
Dividends	—	—	—	—	—	6	—	—	6
Stock option exercises and issuance of restricted stock, net	225	3	—	—	354	—	—	—	357
Repurchases of Class A common stock	(1,079)	(11)	—	—	(38,278)	—	—	—	(38,289)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for cash	—	—	—	—	(641)	—	—	—	(641)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,536)	—	(1)	2,537	—
Balances, June 30, 2021	70,374	$704	45,986	$1	$348,369	$(11,129)	$(582)	$237,465	$574,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(223,741)	—	(72,476)	(296,217)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(740)	(486)	(1,226)
Share-based compensation	—	—	—	—	7,649	—	—	—	7,649
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	—	—	(7,102)	—	—	(7,102)
Stock option exercises and issuance of restricted stock, net	28	—	—	—	485	—	—	—	485
Repurchases of Class A common stock	(6)	—	—	—	(68)	—	—	—	(68)
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,108)	—	(2)	3,110	—
Balances, June 30, 2020	71,228	$712	46,086	$1	$383,246	$(106,420)	$(1,382)	$202,996	$479,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$36,787	$(296,217)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,415	116,458
Change in fair value of derivative instruments	214	21,260
Reclassification of unrealized gain on derivative instruments into income	—	(1,302)
Write-downs and other charges, net	312	6,458
Asset impairment	167,777	—
Amortization of debt discount and debt issuance costs	4,808	5,493
Share-based compensation	6,114	7,642
Loss on extinguishment/modification of debt, net	8,140	247
Deferred income tax	—	113,185
Changes in assets and liabilities:
Receivables, net	428	149
Inventories and prepaid expenses	(16,608)	8,102
Accounts payable	3,485	(14,398)
Accrued interest payable	(3,126)	13,316
Other accrued liabilities	12,046	(39,117)
Other, net	1,791	2,309
Net cash provided by (used in) operating activities	312,583	(56,415)
Cash flows from investing activities:
Capital expenditures, net of related payables	(20,149)	(41,278)
Native American development costs	(4,388)	(232)
Net settlement of derivative instruments	(11,526)	(3,146)
Other, net	462	4,823
Net cash used in investing activities	(35,601)	(39,833)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	220,000	1,057,500
Payments under credit agreements with original maturity dates greater than three months	(197,889)	(1,535,877)
Proceeds from issuance of 4.50% Senior Notes	—	750,000
Partial redemption of 5.00% Senior Notes	(250,000)	—
Cash paid for early extinguishment of debt	(6,250)	(8,228)
Distributions to noncontrolling interests	(31,394)	(4,620)
Repurchases of Class A common stock	(38,289)	(68)
Exchanges of noncontrolling interests for cash	(2,822)	—
Dividends paid	—	(7,140)
Payment of debt issuance costs	—	(13,703)
Other, net	(257)	(47)
Net cash (used in) provided by financing activities	(306,901)	237,817
(Decrease) increase in cash, cash equivalents and restricted cash	(29,919)	141,569
Balance, beginning of period	125,705	132,915
Balance, end of period	$95,786	$274,484
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$90,988	$270,124
Restricted cash	—	4,360
Cash, cash equivalents and restricted cash included in assets held for sale	4,798	—
Balance, end of period	$95,786	$274,484
Supplemental cash flow disclosures:
Cash paid for interest	$51,234	$54,268
Cash paid for income taxes	$739	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$9,299	$10,126
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2021, the Company held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
While the COVID-19 pandemic (“COVID-19”) is still ongoing, the state-mandated occupancy and other operational restrictions that were first imposed in March 2020 were lifted as of June 1, 2021. Subsequent to June 30, 2021, the Company was subject to a new state-mandated rule requiring all employees and guests to wear face coverings while indoors in public spaces. At June 30, 2021, the Texas Station, Fiesta Henderson, Fiesta Rancho and Palms Casino Resort (“Palms”) properties have not reopened. The Company will continue to assess the performance of its open properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. The Company has no plans to reopen any of these properties in 2021. As a result of the pandemic, the temporary closure of all of the Company’s properties from March 17, 2020 through June 3, 2020 and the ongoing closure of four of its properties, the Company’s operating results for the three and six months ended June 30, 2021 are not comparable with those of the prior periods presented.
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
On May 3, 2021, the Company entered into an agreement to sell the equity interests in the entity that holds Palms to a third-party buyer for aggregate consideration of $650.0 million. The sale is anticipated to close in the fourth quarter of 2021. Accordingly, the net assets of Palms that are expected to be disposed were reclassified to held for sale, and the Company recorded an asset impairment charge of $167.8 million to reduce the carrying amount of the disposal group to its estimated fair value less cost to sell.
The carrying amounts of the assets and liabilities held for sale related to Palms are presented below (amounts in thousands):

June 30, 2021
Assets
Cash and cash equivalents	$33
Restricted cash	4,765
Other current assets	56
Property and equipment	779,705
Intangible assets, net	11,784
Other assets, net	14,859
Valuation allowance on assets held for sale	(167,647)
Assets held for sale	$643,555

Liabilities
Current liabilities	$1,868
Other long-term liabilities	2,137
Liabilities related to assets held for sale	$4,005
For the three months ended June 30, 2021, Palms generated net revenues of $5.5 million and pretax income of $0.4 million. For the six months ended June 30, 2021, Palms generated net revenues of $9.6 million and pretax losses of $189.2

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
million, which included the $167.8 million asset impairment charge. For the three and six months ended June 30, 2020, Palms generated net revenues of $0.9 million and $48.1 million, respectively, and pretax losses of $29.5 million and $54.7 million, respectively.
In addition to the net assets of Palms presented above, assets held for sale also included an undeveloped land parcel that is expected to be sold within one year, with an aggregate carrying amount of $12.6 million at June 30, 2021 and December 31, 2020. In the second quarter of 2021, management determined that the held for sale criteria were no longer met for two parcels of land that were previously classified as held for sale, and the carrying amount of $24.3 million was reclassified to Land held for development at December 31, 2020.
3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. In February 2021, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 LLC Units, together with an equal number of Class B common shares, for cash at the election of the Company, which increased Red Rock’s percentage ownership in Station Holdco. No Class B common shares and LLC Units were exchanged during the three months ended June 30, 2021. During the three and six months ended June 30, 2020, approximately 100,000 and 741,000 LLC Units, respectively, together with an equal number of Class B common shares held by noncontrolling interest holders, were exchanged for Class A common shares, which increased Red Rock’s ownership interest in Station Holdco.
The ownership of the LLC Units is summarized as follows:

	June 30, 2021		December 31, 2020
	Units	Ownership %	Units	Ownership %
Red Rock	71,288,051	60.8%	71,228,168	60.7%
Noncontrolling interest holders	45,985,804	39.2%	46,085,804	39.3%
Total	117,273,855	100.0%	117,313,972	100.0%

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through June 30, 2021, the Company has paid approximately $41.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2021, the carrying amount of the advances was $26.0 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at June 30, 2021. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at June 30, 2021 of each of the critical milestones necessary to complete the North Fork Project.

Federally recognized as an Indian tribe by the Bureau of Indian Affairs (“BIA”)	Yes
Date of recognition	Federal recognition was terminated in 1966 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal-state compact	A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The California State Assembly and Senate passed Assembly Bill 277 (“AB 277”) which ratified the Compact in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State to obtain a compact with the State or procedures from the Secretary of the Interior under which Class III gaming may be conducted on the North Fork Site. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.
Approval of gaming compact by DOI	The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register. The Secretarial Procedures supersede and replace the Compact.
Record of decision regarding environmental impact published by BIA	In November 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. In December 2012, the Notice of Intent to take land into trust was published in the Federal Register.
BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust in February 2013.
Approval of management agreement by NIGC	In December 2015, the Mono submitted a Second Amended and Restated Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Second Amended and Restated Management Agreement. In March 2018, the Mono submitted the Management Agreement and certain related documents to the NIGC. In June 2018, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. In April 2021, the Mono received an issues letter from the NIGC identifying issues to be addressed prior to approval of the Management Agreement. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the issues letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act (“IGRA”).
Gaming licenses:
Type	The North Fork Project will include the operation of Class II and Class III gaming, which are allowed pursuant to the terms of the Secretarial Procedures and IGRA, following approval of the Management Agreement by the NIGC.
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
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community (the “North Fork Determination”). The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, the California Court of Appeal, Fifth Appellate District (the “Fifth District Court of Appeal”) ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the North Fork Determination. The Mono and the State filed petitions in the Supreme Court of California seeking review of the Fifth District Court of Appeal’s decision, which petitions for review were granted in March 2017. The Supreme Court of California deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. On August 31, 2020 the Supreme Court of California announced its decision in the United Auburn case, concluding that Governor Brown’s concurrence in that case did not exceed his authority. On October 14, 2020, the Supreme Court of California transferred the Stand Up case back to the Fifth District Court of Appeal with directions to vacate its December 2016 decision against the Mono and the State and to reconsider the matter in light of the United Auburn decision. The Fifth District Court of Appeal permitted supplemental briefing in connection with its reconsideration of the matter, which briefing was completed on February 10, 2021. In May 2021, the Fifth District Court of Appeal ruled in favor of the Stand Up plaintiffs, concluding that the referendum which rejected the California legislature’s ratification of the North Fork compact also impliedly and retroactively annulled Governor Brown’s concurrence in the North Fork Determination. In June 2021, the Mono and the State filed petitions in the Supreme Court of California seeking review of the Fifth District Court of Appeal’s decision.
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
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California (the “District Court”) alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act (“NEPA”) and the Clean Air Act (the “CAA”), and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. The Ninth Circuit heard oral argument on February 11, 2020 and in May 2020 rendered a decision affirming the grant of summary judgment on the Johnson Act issues and reversing and remanding for further proceedings the portion of the summary judgment decision relating to NEPA and the CAA. The briefing on the portion of the case that was reversed and remanded was completed in January 2021 and on August 5, 2021, the District Court denied plaintiffs’ renewed motion for summary judgment and granted the Mono’s renewed motions for summary judgment.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Contract and customer-related liabilities:
Rewards Program liability	$14,111	$17,465
Advance deposits and future wagers	12,631	11,854
Unpaid wagers, outstanding chips and other customer-related liabilities	19,422	18,248
Other accrued liabilities:
Accrued payroll and related	39,696	41,026
Accrued gaming and related	26,296	20,316
Construction payables and equipment purchase accruals	9,310	3,710
Operating lease liabilities, current portion	3,394	2,936
Interest rate swaps	452	11,758
Other	23,565	18,764
	$148,877	$146,077
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2021	December 31, 2020
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at June 30, 2021 and December 31, 2020), net of unamortized discount and deferred issuance costs of $27.2 million and $29.5 million at June 30, 2021 and December 31, 2020, respectively	$1,469,057	$1,470,944
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.85% and 1.90% at June 30, 2021 and December 31, 2020, respectively), net of unamortized discount and deferred issuance costs of $1.9 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively	175,265	179,712
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.86% at June 30, 2021)	31,000	—
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $7.1 million and $7.6 million at June 30, 2021 and December 31, 2020, respectively	683,708	683,257
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $2.0 million and $4.1 million at June 30, 2021 and December 31, 2020, respectively	278,383	526,260
Other long-term debt, weighted-average interest of 3.82% and 3.83% at June 30, 2021 and December 31, 2020, respectively, net of unamortized discount and deferred issuance costs of $0.3 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively	41,317	41,834
Total long-term debt	2,678,730	2,902,007
Current portion of long-term debt	(25,900)	(22,844)
Total long-term debt, net	$2,652,830	$2,879,163
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). As last amended in February 2020, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%, and the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at June 30, 2021 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at June 30, 2021.
Revolving Credit Facility
At June 30, 2021, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $970.7 million, which was net of $31.0 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations. The outstanding borrowings were repaid subsequent to June 30, 2021.
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
7.    Derivative Instruments
The Company’s objective when using derivative instruments is to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as a part of its cash flow hedging strategy. The Company does not designate derivative financial instruments in cash flow hedging relationships nor use them for trading or speculative purposes.
At June 30, 2021, Station LLC was party to interest rate swap agreements under which it received variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps had a weighted-average fixed pay rate of 1.94%, a combined notional amount of $1.3 billion and effectively converted $1.3 billion of Station LLC’s variable interest rate debt to a fixed rate of 4.06% at June 30, 2021. The interest rate swaps expired on July 8, 2021.
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
Station LLC has not posted any collateral related to its interest rate swap agreements; however, Station LLC’s obligations under the interest rate swap agreements were subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate swap agreements contained a cross-default provision under which Station LLC could be declared in default on its obligation under such agreements if certain conditions of default exist on the Credit Facility. At June 30, 2021, the termination value of Station LLC’s interest rate swaps, including accrued interest, was a net liability of $1.9 million. Had Station LLC been in breach of the provisions of its swap agreements, it could have been required to pay the termination value to settle the obligations.
Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss, were amortized as a reduction of interest expense through July 2020 as the hedged interest payments occurred. During the three and six months ended June 30, 2020, $0.6 million and $1.3 million, respectively, in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	June 30, 2021	December 31, 2020	Level of Fair Value Hierarchy
Liabilities
Interest rate swaps	$452	$11,758	Level 2 - Significant unobservable inputs
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. Station LLC incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial assets measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2021	December 31, 2020
Aggregate fair value	$2,719	$2,936
Aggregate carrying amount	2,679	2,902
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Red Rock Resorts, Inc.	$86,714	$(71,542)	$21,936	$(223,741)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests	—	399	598	4,412
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2,386)	(1,365)	(2,537)	(3,110)
Net transfers (to) from noncontrolling interests	(2,386)	(966)	(1,939)	1,302
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$84,328	$(72,508)	$19,997	$(222,439)

Dividends
During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, the Company paid no dividends. In May 2020, the Company announced that its Board of Directors had suspended the payment of dividends for the remainder of 2020, and the suspension of dividend payments will continue until further notice. In the first quarter of 2020, the Company declared and paid a cash dividend of $0.10 per share of Class A common stock.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Equity Repurchase Program
In February 2019, the Company’s board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. In February 2021, the Company’s board of directors extended its approval of the equity repurchase program through December 31, 2022. During the three and six months ended June 30, 2021, the Company repurchased 682,428 and 1,065,030 shares, respectively, of its Class A common stock for an aggregate of $26.6 million and $37.8 million, respectively, and a weighted average price per share of $38.94 and $35.51, respectively, in open market transactions. At June 30, 2021, the remaining amount authorized for repurchases under the program was $109.4 million.
10.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.5 million shares were available for issuance at June 30, 2021.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2021	368,811	$27.19	6,310,657	$25.80
Activity during the period:
Granted	147,930	28.66	1,295,986	28.66
Vested/exercised (a)	(74,386)	27.74	(306,152)	23.11
Forfeited/expired	(39,121)	23.46	(293,117)	24.63
Outstanding at June 30, 2021	403,234	$27.99	7,007,374	$26.50
_______________________________________________________________
(a)Stock options exercised included 190,541 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $3.4 million and $6.1 million for the three and six months ended June 30, 2021, respectively, and $3.6 million and $7.6 million for the three and six months ended June 30, 2020, respectively. At June 30, 2021, unrecognized share-based compensation cost was $30.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0.4% and 2.1%, respectively, including discrete items, as compared to 0.0% and (61.8)% for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 as compared to the 21% statutory rate was primarily impacted by a full valuation allowance established against the deferred tax assets (“DTAs”). Other items impacting the effective tax rate include a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.
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
Historically, the Company recorded a full valuation allowance on the DTA related only to the LLC Units issued in the IPO and reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at June 30, 2021 and December 31, 2020, the valuation allowance was $155.4 million and $160.5 million, respectively.
The Company recorded $1.2 million of unrecognized tax benefits as of June 30, 2021. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Internal Revenue Service (“IRS”) has concluded its examination of Red Rock for the 2016 tax year. Station Holdco has also concluded examination for the 2016 tax year and is currently under examination by the IRS for the 2017 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes. The results of the 2016 audit adjustments were reflected as a reduction in carryforward net operating loss, deferred tax asset and corresponding valuation allowance for the three months ended June 30, 2021.
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
At June 30, 2021 and December 31, 2020, the Company’s liability under the TRA was $28.0 million and $27.4 million, respectively, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the six months ended June 30, 2021, exchanges of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.6 million, and for the three and six months ended June 30, 2020, such exchanges resulted in increases to the TRA liability of $0.3 million and $2.3 million, respectively, all of which were recorded through stockholders’ equity. No LLC Units were exchanged during the three months ended June 30, 2021.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
12.    Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per shares for the three and six months ended June 30, 2021 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three and six months ended June 30, 2020, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share for those periods because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$143,350	$(118,417)	$36,787	$(296,217)
Less: net (income) loss attributable to noncontrolling interests	(56,636)	46,875	(14,851)	72,476
Net income (loss) attributable to Red Rock, basic	86,714	(71,542)	21,936	(223,741)
Effect of dilutive securities	44,732	—	11,730	—
Net income (loss) attributable to Red Rock, diluted	$131,446	$(71,542)	$33,666	$(223,741)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares of Class A common stock outstanding, basic	70,212	70,518	70,469	70,240
Effect of dilutive securities	47,575	—	47,170	—
Weighted average shares of Class A common stock outstanding, diluted	117,787	70,518	117,639	70,240

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The calculation of diluted earnings (loss) per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at June 30, 2021 and 2020, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of Class B common stock and LLC Units exchangeable for Class A shares	—	46,086	—	46,086
Stock options	1,268	6,965	2,019	6,965
Unvested restricted shares of Class A common stock	—	632	—	632
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues
Las Vegas operations:
Casino	$304,212	$75,608	$564,150	$283,875
Food and beverage	64,885	14,985	111,757	103,316
Room	39,150	5,491	61,094	45,567
Other (a)	17,893	4,890	31,735	24,584
Management fees	270	46	491	143
Las Vegas operations net revenues	426,410	101,020	769,227	457,485
Native American management:
Management fees	—	5,894	8,087	25,154
Reportable segment net revenues	426,410	106,914	777,314	482,639
Corporate and other	1,747	1,556	3,462	3,219
Net revenues	$428,157	$108,470	$780,776	$485,858

Net income (loss)	$143,350	$(118,417)	$36,787	$(296,217)
Adjustments
Depreciation and amortization	36,160	57,924	90,415	116,458
Share-based compensation	3,373	3,589	6,114	7,642
Write-downs and other charges, net	1,435	15,466	1,695	24,273
Asset impairment	(1,956)	—	167,777	—
Losses from assets held for sale	1,441	—	1,441	—
Interest expense, net	25,614	33,980	52,881	70,038
(Gain) loss on extinguishment/modification of debt, net	—	(11,164)	8,140	247
Change in fair value of derivative instruments	86	1,250	214	21,260
Provision for income tax	581	—	798	113,185
Other	73	121	544	163
Adjusted EBITDA (b)	$210,157	$(17,251)	$366,806	$57,049

Adjusted EBITDA
Las Vegas operations	$222,589	$(12,095)	$383,269	$56,390
Native American management	—	5,207	7,604	22,808
Reportable segment Adjusted EBITDA	222,589	(6,888)	390,873	79,198
Corporate and other	(12,432)	(10,363)	(24,067)	(22,149)
Adjusted EBITDA	$210,157	$(17,251)	$366,806	$57,049
_______________________________________________________________
(a)Includes tenant lease revenue of $4.0 million and $6.7 million for the three and six months ended June 30, 2021, respectively, and $2.5 million and $7.6 million for the three and six months ended June 30, 2020, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net, asset impairment, losses from assets held for sale, interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other.

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Four of our major properties had not reopened as of June 30, 2021, as discussed within Impact of COVID-19 below. A subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2021, we held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
Impact of COVID-19
During 2020, our business was negatively impacted by the COVID-19 pandemic, including the temporary state-mandated closure of all of our properties from March 17, 2020 through June 3, 2020. Although the pandemic is ongoing, on June 1, 2021, state-mandated occupancy and other operational restrictions were fully lifted, allowing us to return to pre-pandemic operating guidelines for the first time since March 2020. However, in recent weeks, there have been increases in COVID-19 cases in Las Vegas and Nevada. In late July, our properties became subject to a state-mandated rule requiring all employees and guests to wear face coverings while indoors in public spaces.
At June 30, 2021, our Texas Station, Fiesta Rancho, Fiesta Henderson and Palms Casino Resort (“Palms”) properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. We have no plans to reopen any of these properties in 2021. On May 3, 2021, we entered into an agreement to sell Palms for $650 million. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
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

Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends which continued throughout the second quarter of 2021, including strong and consistent visitation from our younger demographic, increased spend per visit, more time spent on gaming devices and the continued return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, continue to drive strong operating results since our reopening. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of COVID-19 on the United States and Las Vegas economies may affect our business in the future.
The United States economy and the economy in the Las Vegas metropolitan area have been negatively affected by the unprecedented impacts of COVID-19. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In June 2021, the unemployment rate in the Las Vegas metropolitan area was 9.6%, down from a high of 34% in April 2020. Statewide, the unemployment rate declined to 7.8% in June 2021, as compared to 30% in April 2020. Despite the economic impacts of the COVID-19 pandemic, the median price of an existing single-family home in Las Vegas was up 21% for June 2021 as compared to the prior year. This continues a trend of significant improvement in home values in Las Vegas since 2012, with the median home price reaching another all-time high of $395,000 in June 2021 according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 1.5% growth rate in 2020. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
As a result of the COVID-19 pandemic, related operational restrictions, the mandatory closure of all of our properties from March 17, 2020 through June 3, 2020, and the ongoing closure of four of our properties, our operating results for the three and six months ended June 30, 2021 and those of the prior year periods are not comparable.
Key Performance Indicators
We use certain key indicators to measure our performance.
Gaming revenue measures:
•Slot handle and table game drop are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table game drop boxes.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2021	2020		2021	2020
Net revenues	$428,157	$108,470	294.7%	$780,776	$485,858	60.7%
Operating income (loss)	168,516	(93,661)	n/m	97,363	(90,955)	n/m

Casino revenues	304,212	75,608	302.4%	564,150	283,875	98.7%
Casino expenses	70,400	31,625	122.6%	133,516	114,900	16.2%
Margin	76.9%	58.2%		76.3%	59.5%

Food and beverage revenues	64,885	14,985	333.0%	111,757	103,316	8.2%
Food and beverage expenses	48,879	22,424	118.0%	89,936	114,910	(21.7)%
Margin	24.7%	(49.6)%		19.5%	(11.2)%

Room revenues	39,150	5,491	613.0%	61,094	45,567	34.1%
Room expenses	14,650	6,402	128.8%	25,741	27,075	(4.9)%
Margin	62.6%	(16.6)%		57.9%	40.6%

Other revenues	19,640	6,446	204.7%	35,197	27,803	26.6%
Other expenses	5,983	3,058	95.7%	11,333	12,692	(10.7)%

Management fee revenue	270	5,940	(95.5)%	8,578	25,297	(66.1)%

Selling, general and administrative expenses	84,090	65,232	28.9%	163,000	166,505	(2.1)%
Percent of net revenues	19.6%	60.1%		20.9%	34.3%

Depreciation and amortization	36,160	57,924	(37.6)%	90,415	116,458	(22.4)%
Write-downs and other charges, net	1,435	15,466	n/m	1,695	24,273	n/m
Asset impairment	(1,956)	—	n/m	167,777	—	n/m
Interest expense, net	(25,614)	(33,980)	(24.6)%	(52,881)	(70,038)	(24.5)%
Gain (loss) on extinguishment/modification of debt, net	—	11,164	n/m	(8,140)	(247)	n/m
Change in fair value of derivative instruments	(86)	(1,250)	n/m	(214)	(21,260)	n/m
Provision for income tax	(581)	—	n/m	(798)	(113,185)	n/m
Net income (loss) attributable to noncontrolling interests	56,636	(46,875)	n/m	14,851	(72,476)	n/m
Net income (loss) attributable to Red Rock	86,714	(71,542)	n/m	21,936	(223,741)	n/m
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
Net Revenues. Net revenues for the three and six months ended June 30, 2021 were higher than the comparable prior year periods as we continued to recover from the negative effects of the COVID-19 pandemic. As described above, all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Net revenues were higher across all revenue categories except management fee revenue, despite the continuation of the pandemic and the ongoing closure of four of our properties.
Operating Income (Loss). For the three and six months ended June 30, 2021, our operating income was $168.5 million and $97.4 million, respectively. Our strong performance and the overall customer trends for the current year periods are consistent with the trends we have seen since our reopening in June 2020. For the six months ended June 30, 2021, our operating income was negatively impacted by a $167.8 million asset impairment charge associated with the pending sale of Palms, which is expected to be completed before the end of 2021. For the three and six months ended June 30, 2020, we incurred operating losses of $93.7 million and $91.0 million, respectively, as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Additional information about factors impacting our operating income (loss) is discussed below.
Casino.  For the three and six months ended June 30, 2021, casino revenue was higher than the comparable prior year periods, as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. For the three and six months ended June 30, 2021 as compared to the prior year periods, slot handle was up 296% and 77%, respectively, and table games drop was up 248% and 54%, respectively. Subsequent to reopening on June 4, 2020, we have experienced higher revenue and volume across all categories of casino operations as a result of strong and consistent visitation from our younger demographic and the continued return of our core customers. Casino expenses for the three and six months ended June 30, 2021 were higher than the prior year periods commensurate with the higher revenues, primarily gaming taxes.
Food and Beverage.  Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and six months ended June 30, 2021, food and beverage revenue was higher than the prior year periods, as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Since June 4, 2020, all of our restaurants at our open properties are operating, with the exception of the buffets, which we expect to remain closed. For the three months ended June 30, 2021, the number of restaurant guests served increased by 344%, primarily because all of our properties were closed for most of the second quarter of 2020, and the average guest check increased by 4% as compared to the prior year period. Food and beverage expenses for the three months ended June 30, 2021 were higher than the prior year period commensurate with the higher revenue. For the six months ended June 30, 2021, the number of restaurant guests served increased by 51% and the average guest check increased by 4% as compared to the prior year period, excluding the buffets. During the current year periods, the progressive easing of state-mandated occupancy and other operational restrictions has had a positive impact on our food and beverage operations.
Room.  Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Occupancy	82.0%	53.7%	71.1%	76.8%
Average daily rate	$151.94	$104.89	$137.32	$128.58
Revenue per available room	$124.55	$56.36	$97.65	$98.72
For the three and six months ended June 30, 2021, room revenue was higher than the prior year periods as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Our room revenue has been increasing as domestic travel and demand began to recover from the effects of the pandemic. Room expenses for the three months ended June 30, 2021 were higher than the prior year period as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. For the six months ended June 30, 2021, room expenses were lower than the prior year period, primarily due to the ongoing closure of four of our properties.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, entertainment and other, and their corresponding expenses. For the three months ended June 30, 2021, other revenues and other expenses were higher as compared to the prior year period. For the six months ended June 30, 2021, other revenues were higher and other expenses were lower as compared to the prior year period. The increases in the current year periods were primarily the result of all of our properties being closed for part of the first quarter of 2020 and most of the second quarter of 2020. The progressive easing of state-mandated occupancy, social distancing and other restrictions through June 1, 2021 increased our ability to offer non-gaming amenities, such as movie theaters, at our reopened properties.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For the three and six months ended June 30, 2021, management fee revenue was lower as compared to the prior year periods due to the termination of the Graton Resort management agreement by the tribe on February 5, 2021.
Selling, General and Administrative (“SG&A”). For the three months ended June 30, 2021, SG&A expenses were higher than the prior year period as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. For the six months ended June 30, 2021 SG&A expenses were lower than the prior year period primarily due to cost reduction measures and the ongoing closure of the four properties.
Depreciation and Amortization.  For the three and six months ended June 30, 2021, depreciation and amortization expense decreased by 37.6% and 22.4%, respectively, as compared to the prior year periods. As a result of the pending disposal of Palms, we ceased recognizing depreciation and amortization expense for the property as of April 1, 2021. Depreciation expense also decreased due to certain assets becoming fully depreciated. Amortization expense decreased primarily due to the Graton Resort management agreement becoming fully amortized in the fourth quarter of 2020.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, severance, preopening and redevelopment, business innovation and technology enhancements and non-routine expenses. For the three and six months ended June 30, 2021, write-downs and other charges, net totaled $1.4 million and $1.7 million, respectively. For the three and six months ended June 30, 2020, write-downs and other charges, net totaled $15.5 million and $24.3 million, respectively, which included net losses on asset disposals, severance, incremental expenses related to the COVID-19 pandemic, and contract termination costs and other expenses related to various technology projects.
Asset Impairment. For the six months ended June 30, 2021, we recorded an asset impairment charge of $167.8 million to reduce the carrying amount of Palms to its estimated fair value less cost to sell as a result of entering into a purchase agreement to sell the property at a price less than its carrying amount. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, net.  Interest expense, net decreased to $25.6 million and $52.9 million for the three and six months ended June 30, 2021, respectively, as compared to $34.0 million and $70.0 million, respectively, for the same periods in 2020. The decreases in interest expense were primarily due to lower outstanding indebtedness. In addition, the variable interest rates applicable to our credit facility declined beginning in February 2020 and have remained very low through June 30, 2021 in response to economic and growth uncertainty in the financial markets due to the COVID-19 pandemic. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Gain (Loss) on Extinguishment/Modification of Debt, net. For the six months ended June 30, 2021, we recognized a loss of $8.1 million as a result of the partial redemption of the 5.00% Senior Notes. See Note 6 for additional information. For the three months ended June 30, 2020, we recognized gains totaling $12.0 million on repurchases of $65.4 million of our 4.50% and 5.00% Senior Notes, and for the six months ended June 30, 2020, we also recognized a $12.5 million loss on an amendment to our credit facility completed in February 2020.
Change in Fair Value of Derivative Instruments. During the three and six months ended June 30, 2021, we recognized net losses of $0.1 million and $0.2 million, respectively, in the fair value of our interest rate swaps, as compared to net losses of $1.3 million and $21.3 million, respectively, for the prior year periods. Losses in the prior periods were primarily due to downward movements in the forward interest rate curve. Our two remaining interest rate swaps expired in July 2021.
Provision for Income Tax. For the three and six months ended June 30, 2021, we recognized income tax expense of $0.6 million and $0.8 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income nor benefit from a taxable loss. Due to these factors, our effective tax rates of 0.4% and 2.1% for the three and six months ended June 30, 2021, respectively, were less than the statutory rate. We recognized income tax expense of $113.2 million for the six months ended June 30, 2020, primarily related to the establishment of a full valuation allowance on our deferred tax assets due to the uncertainty of realizing the tax benefits.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020 represented the portion of net income (loss) attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 for our two reportable segments and a reconciliation of net income (loss) to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues
Las Vegas operations	$426,410	$101,020	$769,227	$457,485
Native American management	—	5,894	8,087	25,154
Reportable segment net revenues	426,410	106,914	777,314	482,639
Corporate and other	1,747	1,556	3,462	3,219
Net revenues	$428,157	$108,470	$780,776	$485,858

Net income (loss)	$143,350	$(118,417)	$36,787	$(296,217)
Adjustments
Depreciation and amortization	36,160	57,924	90,415	116,458
Share-based compensation	3,373	3,589	6,114	7,642
Write-downs and other charges, net	1,435	15,466	1,695	24,273
Asset impairment	(1,956)	—	167,777	—
Losses from assets held for sale	1,441	—	1,441	—
Interest expense, net	25,614	33,980	52,881	70,038
(Gain) loss on extinguishment/modification of debt, net	—	(11,164)	8,140	247
Change in fair value of derivative instruments	86	1,250	214	21,260
Provision for income tax	581	—	798	113,185
Other	73	121	544	163
Adjusted EBITDA	$210,157	$(17,251)	$366,806	$57,049

Adjusted EBITDA
Las Vegas operations	$222,589	$(12,095)	$383,269	$56,390
Native American management	—	5,207	7,604	22,808
Corporate and other	(12,432)	(10,363)	(24,067)	(22,149)
Adjusted EBITDA	$210,157	$(17,251)	$366,806	$57,049

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income (loss), Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other charges, net, asset impairment, losses from assets held for sale, interest expense, net, (gain) loss on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision for income tax and other.
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
At June 30, 2021, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.1 million that is solely an asset of the Holding Company, as well as liabilities that are solely the Holding Company’s, consisting of a $28.0 million noncurrent liability under the TRA and $0.7 million of other current liabilities. At December 31, 2020, the Holding Company had a $27.4 million noncurrent liability under the TRA and $0.6 million of other net current liabilities.
For the three and six months ended June 30, 2021, the Holding Company recognized net losses of $0.6 million and $0.8 million, respectively, due to provision for income tax. For the three months ended June 30, 2020, the Holding Company recognized no net income or loss, and for the six months ended June 30, 2020, the Holding Company recognized a net loss of $113.2 million, primarily due to a provision for income tax to establish a full valuation allowance against its deferred tax assets.
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
At June 30, 2021, we had $91.0 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At June 30, 2021, Station LLC’s borrowing availability was $970.7 million, which was net of $31.0 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations. We repaid the outstanding borrowings of $31.0 million subsequent to June 30, 2021.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for the remainder of 2021 include required principal and interest payments on Station LLC’s indebtedness totaling $12.9 million and $45.9 million, respectively, and approximately $65.0 million to $75.0 million for maintenance and investment capital expenditures. In addition, we anticipate making additional cash distributions, which we refer to as “tax distributions” to the holders of LLC Units. We anticipate that these tax distributions will be made quarterly and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations. In May 2020, we suspended the payment of dividends until further notice.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors approved an extension of the equity repurchase program through December 31, 2022. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the six months ended June 30, 2021, we repurchased 1,065,030 shares of our Class A common stock in open market transactions at a weighted-average price of $35.51 per share, and we have $109.4 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$312,583	$(56,415)
Investing activities	(35,601)	(39,833)
Financing activities	(306,901)	237,817
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
For the six months ended June 30, 2021, net cash provided by operating activities was $312.6 million as compared to net cash used in operating activities of $56.4 million for the prior year period. For the current year period, an increase in gaming revenues, favorable customer trends and cost reduction measures implemented in the second quarter of 2020 continue to drive strong operating results. For the six months ended June 30, 2020, operating cash flows were negatively impacted by the onset of the COVID-19 pandemic, including the mandatory temporary closure of all of our properties from March 17, 2020 through June 3, 2020.
Cash Flows from Investing Activities
For the six months ended June 30, 2021 and 2020, cash paid for capital expenditures totaled $20.1 million and $41.3 million, respectively.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, we redeemed $250.0 million in outstanding principal amount of the 5.00% Senior Notes and paid a redemption premium of $6.3 million. In addition, we paid $37.8 million to repurchase 1,065,030 shares of our Class A common stock pursuant to our equity repurchase program, and we paid cash tax distributions of $31.4 million to the noncontrolling interest holders of Station Holdco during the period.
During the six months ended June 30, 2020, we reduced our net borrowings under the revolving credit facility by $92.5 million and we issued $750.0 million in principal amount of 4.50% Senior Notes. In addition, we repaid $332.5 million of outstanding borrowings under our term loans and we paid $53.4 million to repurchase $66.4 million in principal amount of our outstanding indebtedness, primarily our senior notes. We also paid $7.1 million in dividends to Class A common shareholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $21.9 million in fees and costs related to the February 2020 amendment of the credit facility and the issuance of the 4.50% Senior Notes.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the six months ended June 30, 2021, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that as of June 30, 2021, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes. However, the ongoing impacts of the COVID-19 pandemic on our business, operations and results of operations may negatively impact our ability to remain in compliance with such covenants.
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
Off-Balance Sheet Arrangements
At June 30, 2021, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments comprised interest rate swaps as described in Note 7 to the Condensed Consolidated Financial Statements. At June 30, 2021, we had outstanding letters of credit and similar obligations totaling $29.4 million.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended on June 1, 2021. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.

Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 6 to the Condensed Consolidated Financial Statements. Other than the partial redemption of our 5.00% Senior Notes as described therein, there were no material changes to the terms of our indebtedness during the six months ended June 30, 2021.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 7 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.
Forward-looking Statements
The outbreak of COVID-19 resulted in the closure of all of our casino properties and all other casino properties located in Nevada from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but certain of our properties will remain closed until we determine when and if to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand and expense of operating the properties. Although restrictions on operations to implement social distancing and other health and safety protocols were progressively lifted through June 1, 2021, certain restrictions have since been reimposed, and there is no guarantee that additional measures will not be re-implemented in connection with rising cases of COVID-19. The outbreak of COVID-19 and measures to implement social distancing have caused, and will likely continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular, which could adversely impact our business.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2021. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 30, 2021	—	$—	—	$135,931,259
May 31, 2021	617,428	38.36	617,428	112,246,665
June 30, 2021	65,000	44.48	65,000	109,355,153
Totals	682,428	$38.94	682,428
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
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits
(a)Exhibits
No. 10.1—Interest Purchase Agreement, dated as of May 3, 2021, by and among RRR Palms LLC, a Nevada limited liability company, Station Casinos LLC, SMGHA Nevada, LLC, a Nevada limited liability company, and Yuhaviatam, LLC, a California limited liability company.
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

RED ROCK RESORTS, INC., Registrant

Date:	August 6, 2021	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)