Form 10-Q
period 2021-09-30
Red Rock Resorts, Inc.
filed 2021-11-05
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Class A Common Stock, $0.01 par value	68,696,282
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,925	$121,176
Restricted cash	—	4,529
Receivables, net	32,467	35,130
Inventories	11,475	13,079
Prepaid gaming tax	30,437	24,316
Prepaid expenses and other current assets	28,761	13,827
Assets held for sale	656,628	12,600
Total current assets	849,693	224,657
Property and equipment, net of accumulated depreciation of $1,147,196 and $1,224,081 at September 30, 2021 and December 31, 2020, respectively	1,995,977	2,857,973
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $16,722 and $19,520 at September 30, 2021 and December 31, 2020, respectively	87,578	100,817
Land held for development	262,693	258,042
Investments in joint ventures	6,147	8,162
Native American development costs	29,942	22,149
Other assets, net	74,303	72,478
Total assets	$3,502,009	$3,739,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,474	$11,208
Accrued interest payable	11,235	20,128
Other accrued liabilities	166,247	146,077
Liabilities related to assets held for sale	3,091	—
Current portion of long-term debt	25,910	22,844
Total current liabilities	226,957	200,257
Long-term debt, less current portion	2,617,009	2,879,163
Other long-term liabilities	39,153	28,499
Payable pursuant to tax receivable agreement	28,035	27,394
Total liabilities	2,911,154	3,135,313
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 68,696,282 and 71,228,168 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	687	712
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 and 46,085,804 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	286,360	385,579
Retained earnings (accumulated deficit)	60,119	(33,071)
Accumulated other comprehensive loss	(568)	(623)
Total Red Rock Resorts, Inc. stockholders’ equity	346,599	352,598
Noncontrolling interest	244,256	252,043
Total stockholders’ equity	590,855	604,641
Total liabilities and stockholders’ equity	$3,502,009	$3,739,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Casino	$288,983	$239,866	$853,133	$523,741
Food and beverage	64,794	45,855	176,551	149,171
Room	39,519	22,068	100,613	67,635
Other	21,070	14,487	56,267	42,290
Management fees	403	30,902	8,981	56,199
Net revenues	414,769	353,178	1,195,545	839,036
Operating costs and expenses:
Casino	70,985	57,659	204,501	172,559
Food and beverage	51,908	40,356	141,844	155,266
Room	15,122	11,147	40,863	38,222
Other	6,769	4,918	18,102	17,610
Selling, general and administrative	92,602	79,491	255,602	245,996
Depreciation and amortization	34,025	57,297	124,440	173,755
Write-downs and other charges, net	463	1,400	2,158	25,673
Asset impairment	—	—	167,777	—
	271,874	252,268	955,287	829,081
Operating income	142,895	100,910	240,258	9,955
Earnings from joint ventures	774	658	2,397	288
Operating income and earnings from joint ventures	143,669	101,568	242,655	10,243
Other (expense) income:
Interest expense, net	(25,311)	(29,798)	(78,192)	(99,836)
Gain (loss) on extinguishment/modification of debt, net	—	482	(8,140)	235
Change in fair value of derivative instruments	(1)	(108)	(215)	(21,368)
Other	(67)	(100)	(233)	(262)
	(25,379)	(29,524)	(86,780)	(121,231)
Income (loss) before income tax	118,290	72,044	155,875	(110,988)
Provision for income tax	(354)	—	(1,152)	(113,185)
Net income (loss)	117,936	72,044	154,723	(224,173)
Less: net income (loss) attributable to noncontrolling interests	46,688	28,410	61,539	(44,066)
Net income (loss) attributable to Red Rock Resorts, Inc.	$71,248	$43,634	$93,184	$(180,107)

Earnings (loss) per common share (Note 12):
Earnings (loss) per share of Class A common stock, basic	$1.03	$0.62	$1.33	$(2.56)
Earnings (loss) per share of Class A common stock, diluted	$0.93	$0.56	$1.21	$(2.56)
Weighted-average common shares outstanding:
Basic	69,042	70,824	69,988	70,436
Diluted	116,436	117,044	117,232	70,436

Comprehensive income (loss)	$117,956	$72,052	$154,812	$(225,391)
Less: comprehensive income (loss) attributable to noncontrolling interests	46,694	28,411	61,571	(44,551)
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$71,262	$43,641	$93,241	$(180,840)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	70,374	704	45,986	1	348,369	(11,129)	(582)	237,465	574,828
Net income	—	—	—	—	—	71,248	—	46,688	117,936
Other comprehensive income, net of tax	—	—	—	—	—	—	14	6	20
Share-based compensation	—	—	—	—	3,325	—	—	—	3,325
Distributions	—	—	—	—	—	—	—	(17,660)	(17,660)
Stock option exercises and issuance of restricted stock, net	390	3	—	—	(1,881)	—	—	—	(1,878)
Repurchases of Class A common stock	(2,068)	(20)	—	—	(85,696)	—	—	—	(85,716)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	22,243	—	—	(22,243)	—
Balances, September 30, 2021	68,696	$687	45,986	$1	$286,360	$60,119	$(568)	$244,256	$590,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	71,228	712	46,086	1	383,246	(106,420)	(1,382)	202,996	479,153
Net income	—	—	—	—	—	43,634	—	28,410	72,044
Other comprehensive income, net of tax	—	—	—	—	—	—	7	1	8
Share-based compensation	—	—	—	—	629	—	—	—	629
Dividends	—	—	—	—	—	5	—	—	5
Stock option exercises and issuance of restricted stock, net	(11)	—	—	—	—	—	—	—	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	222	—	(3)	(219)	—
Balances, September 30, 2020	71,217	$712	46,086	$1	$384,097	$(62,781)	$(1,378)	$231,188	$551,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net income	—	—	—	—	—	93,184	—	61,539	154,723
Other comprehensive income, net of tax	—	—	—	—	—	—	57	32	89
Share-based compensation	—	—	—	—	9,439	—	—	—	9,439
Distributions	—	—	—	—	—	—	—	(49,054)	(49,054)
Dividends	—	—	—	—	—	6	—	—	6
Stock option exercises and issuance of restricted stock, net	615	6	—	—	(1,527)	—	—	—	(1,521)
Repurchases of Class A common stock	(3,147)	(31)	—	—	(123,974)	—	—	—	(124,005)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for cash	—	—	—	—	(641)	—	—	—	(641)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	19,707	—	(1)	(19,706)	—
Balances, September 30, 2021	68,696	$687	45,986	$1	$286,360	$60,119	$(568)	$244,256	$590,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(180,107)	—	(44,066)	(224,173)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(733)	(485)	(1,218)
Share-based compensation	—	—	—	—	8,278	—	—	—	8,278
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	—	—	(7,097)	—	—	(7,097)
Stock option exercises and issuance of restricted stock, net	17	—	—	—	485	—	—	—	485
Repurchases of Class A common stock	(6)	—	—	—	(68)	—	—	—	(68)
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,886)	—	(5)	2,891	—
Balances, September 30, 2020	71,217	$712	46,086	$1	$384,097	$(62,781)	$(1,378)	$231,188	$551,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$154,723	$(224,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,440	173,755
Change in fair value of derivative instruments	215	21,368
Reclassification of unrealized gain on derivative instruments into income	—	(1,351)
Write-downs and other charges, net	311	6,846
Asset impairment	167,777	—
Amortization of debt discount and debt issuance costs	7,226	7,979
Share-based compensation	9,439	8,275
Loss (gain) on extinguishment/modification of debt, net	8,140	(235)
Deferred income tax	—	113,185
Changes in assets and liabilities:
Receivables, net	488	3,304
Inventories and prepaid expenses	(23,515)	4,489
Accounts payable	7,403	(15,937)
Accrued interest payable	(7,399)	11,570
Other accrued liabilities	25,516	(23,736)
Other, net	2,059	214
Net cash provided by operating activities	476,823	85,553
Cash flows from investing activities:
Capital expenditures, net of related payables	(34,881)	(53,362)
Native American development costs	(5,931)	(633)
Net settlement of derivative instruments	(13,467)	(8,317)
Other, net	(3,825)	5,314
Net cash used in investing activities	(58,104)	(56,998)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	295,000	1,057,500
Payments under credit agreements with original maturity dates greater than three months	(310,082)	(1,820,551)
Proceeds from issuance of 4.50% Senior Notes	—	750,000
Partial redemption of 5.00% Senior Notes	(250,000)	—
Cash paid for early extinguishment of debt	(6,250)	(8,791)
Distributions to noncontrolling interests	(49,054)	(4,620)
Repurchases of Class A common stock	(124,005)	(68)
Exchanges of noncontrolling interests for cash	(2,822)	—
Dividends paid	(75)	(7,305)
Payment of debt issuance costs	—	(14,091)
Other, net	(2,345)	(307)
Net cash used in financing activities	(449,633)	(48,233)
Decrease in cash, cash equivalents and restricted cash	(30,914)	(19,678)
Balance, beginning of period	125,705	132,915
Balance, end of period	$94,791	$113,237
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$89,925	$108,862
Restricted cash	—	4,375
Cash, cash equivalents and restricted cash included in assets held for sale	4,866	—
Balance, end of period	$94,791	$113,237
Supplemental cash flow disclosures:
Cash paid for interest	$78,398	$83,789
Cash paid for income taxes	$2,539	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$13,538	$3,413
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2021, the Company held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
While the COVID-19 pandemic is ongoing, many of the state-mandated occupancy and other operational restrictions that were first imposed in March 2020 were lifted as of June 1, 2021. Certain operational restrictions have continued, including a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces. At September 30, 2021, the Texas Station, Fiesta Henderson, Fiesta Rancho and Palms Casino Resort (“Palms”) properties have not reopened. The Company will continue to assess the performance of its open properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. The Company has no plans to reopen any of these properties in 2021. In May 2021, the Company entered into an agreement to sell Palms. See Note 2 for additional information. As a result of the pandemic, the temporary closure of all of the Company’s properties from March 17, 2020 through June 3, 2020 and the ongoing closure of four of its properties, the Company’s operating results for the nine months ended September 30, 2021 are not comparable with those of the prior period presented.
A subsidiary of Station LLC managed Graton Resort, a casino in northern California, on behalf of a Native American tribe through February 5, 2021. The property was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated the Company’s management role at the facility. Whether the management agreement provides for an additional extension beyond that date is in dispute.
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
The carrying amounts of the assets and liabilities held for sale related to Palms are presented below (amounts in thousands):

September 30, 2021
Assets
Cash and cash equivalents	$22
Restricted cash	4,844
Other current assets	54
Property and equipment	779,705
Intangible assets, net	11,784
Other assets, net	14,717
Valuation allowance on assets held for sale	(167,098)
Assets held for sale	$644,028

Liabilities
Current liabilities	$957
Other long-term liabilities	2,134
Liabilities related to assets held for sale	$3,091
For the three and nine months ended September 30, 2021, Palms generated net revenues of $5.2 million and $14.8 million, respectively, and pretax losses of $3.1 million and $192.3 million, respectively, which included the $167.8 million

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
asset impairment charge. For the three and nine months ended September 30, 2020, Palms generated net revenues of $4.5 million and $52.6 million, respectively, and pretax losses of $19.4 million and $74.1 million, respectively.
In addition to the net assets of Palms presented above, assets held for sale also included an undeveloped land parcel that is expected to be sold within one year, with a carrying amount of $12.6 million at September 30, 2021 and December 31, 2020. In the second quarter of 2021, management determined that the held for sale criteria were no longer met for two parcels of land that were previously classified as held for sale, and the carrying amount of $24.3 million was reclassified to Land held for development at December 31, 2020.
3.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco, and the interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. In February 2021, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 LLC Units, together with an equal number of Class B common shares, for cash at the election of the Company, which increased Red Rock’s percentage ownership in Station Holdco. For the nine months ended September 30, 2020, noncontrolling interest holders exchanged approximately 741,000 LLC Units, together with an equal number of Class B common shares, for Class A common shares. No Class B common shares and LLC Units were exchanged during the three months ended September 30, 2021 or 2020.
The ownership of the LLC Units is summarized as follows:

	September 30, 2021		December 31, 2020
	Units	Ownership %	Units	Ownership %
Red Rock	70,451,465	60.5%	71,228,168	60.7%
Noncontrolling interest holders	45,985,804	39.5%	46,085,804	39.3%
Total	116,437,269	100.0%	117,313,972	100.0%

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through September 30, 2021, the Company has paid approximately $45.0 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2021, the

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
carrying amount of the advances was $29.9 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at September 30, 2021. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at September 30, 2021 of each of the critical milestones necessary to complete the North Fork Project.

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
Stand Up for California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident (collectively, the “Stand Up” plaintiffs), filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community (the “North Fork Determination”). The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit. In March 2014, the court dismissed plaintiffs’ amended complaint, which dismissal was appealed by plaintiffs. In December 2016, the California Court of Appeal, Fifth Appellate District (the “Fifth District Court of Appeal”) ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the North Fork Determination. The Mono and the State filed petitions in the Supreme Court of California seeking review of the Fifth District Court of Appeal’s decision, which petitions for review were granted in March 2017. The Supreme Court of California deferred additional briefing or other action in this matter pending consideration and disposition of a similar issue in United Auburn Indian Community of Auburn Rancheria v. Brown. On August 31, 2020 the Supreme Court of California announced its decision in the United Auburn case, concluding that Governor Brown’s concurrence in that case did not exceed his authority. On October 14, 2020, the Supreme Court of California transferred the Stand Up case back to the Fifth District Court of Appeal with directions to vacate its December 2016 decision against the Mono and the State and to reconsider the matter in light of the United Auburn decision. The Fifth District Court of Appeal permitted supplemental briefing in connection with its reconsideration of the matter, which briefing was completed on February 10, 2021. In May 2021, the Fifth District Court of Appeal ruled in favor of the Stand Up plaintiffs, concluding that the referendum which rejected the California legislature’s ratification of the North Fork compact also impliedly and retroactively annulled Governor Brown’s concurrence in the North Fork Determination. In June 2021, the Mono and the State filed petitions in the Supreme Court of California seeking review of the Fifth District Court of Appeal’s decision. In September 2021, the Supreme Court of California denied the Mono’s and the State’s petition for review.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. In November 2016, the district court dismissed Picayune’s complaint, but the court subsequently vacated its ruling and stayed further proceedings based on the December 2016 decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. In September 2021, the stay of this case which had been in effect since December 2016 ended as a result of the Supreme Court of California’s denial of the Mono’s and the State’s petition for review in Stand Up for California! v. Brown.
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California (the “District Court”) alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act (“NEPA”) and the Clean Air Act (the “CAA”), and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. A motion to intervene filed by the Mono was granted in March 2017. Plaintiffs subsequently filed a motion to stay the proceedings in May 2017. Briefing on the contested stay request concluded in July 2017 and briefing on cross-motions for summary judgment was concluded in September 2017. On July 18, 2018, the court denied plaintiffs’ motion to stay the proceedings and granted the summary judgment motions of the Mono and the federal defendants. On September 11, 2018, plaintiffs filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Ninth Circuit. The briefing of the issues on appeal was completed on June 13, 2019. The Ninth Circuit heard oral argument on February 11, 2020 and in May 2020 rendered a decision affirming the grant of summary judgment on the Johnson Act issues and reversing and remanding for further proceedings the portion of the summary judgment decision relating to NEPA and the CAA. The briefing on the portion of the case that was reversed and remanded was completed in January 2021 and on August 5, 2021, the District Court denied plaintiffs’ renewed motion for summary judgment and granted the Mono’s renewed motions for summary judgment. The deadline to appeal the District Court’s grant of summary judgment in favor of the Mono has passed without a notice of appeal having been filed.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Contract and customer-related liabilities:
Rewards Program liability	$13,729	$17,465
Advance deposits and future wagers	17,984	11,854
Unpaid wagers, outstanding chips and other customer-related liabilities	21,043	18,248
Other accrued liabilities:
Accrued payroll and related	49,057	41,026
Accrued gaming and related	23,371	20,316
Construction payables and equipment purchase accruals	13,512	3,710
Operating lease liabilities, current portion	3,176	2,936
Interest rate swaps	—	11,758
Other	24,375	18,764
	$166,247	$146,077
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2021	December 31, 2020
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at September 30, 2021 and December 31, 2020), net of unamortized discount and deferred issuance costs of $26.1 million and $29.5 million at September 30, 2021 and December 31, 2020, respectively	$1,466,392	$1,470,944
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.59% and 1.90% at September 30, 2021 and December 31, 2020, respectively), net of unamortized discount and deferred issuance costs of $1.7 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively	173,043	179,712
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate	—	—
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $6.9 million and $7.6 million at September 30, 2021 and December 31, 2020, respectively	683,937	683,257
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $1.8 million and $4.1 million at September 30, 2021 and December 31, 2020, respectively	278,486	526,260
Other long-term debt, weighted-average interest of 3.82% and 3.83% at September 30, 2021 and December 31, 2020, respectively, net of unamortized discount and deferred issuance costs of $0.3 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively	41,061	41,834
Total long-term debt	2,642,919	2,902,007
Current portion of long-term debt	(25,910)	(22,844)
Total long-term debt, net	$2,617,009	$2,879,163
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). As last amended in February 2020, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%, and the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at September 30, 2021 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at September 30, 2021.
Revolving Credit Facility
At September 30, 2021, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
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
On October 29, 2021, Station LLC redeemed the remaining $280.3 million in aggregate principal amount of its 5.00% Senior Notes at a redemption price equal to 101.25% of the principal amount of such notes. The redemption was funded using borrowings under the Revolving Credit Facility and cash on hand. Station LLC will recognize a $5.3 million loss on debt extinguishment related to the 5.00% Senior Notes redemption, comprising a write-off of $1.8 million in unamortized deferred issuance costs related to the extinguished debt and a redemption premium of $3.5 million.
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
Station LLC was party to interest rate swap agreements under which it received variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount, until such agreements expired on July 8, 2021.
Derivative instruments are presented at fair value, exclusive of accrued interest, in Other accrued liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2020, and the Company does not offset derivative asset and liability positions when interest rate swap agreements are held with the same counterparty. Changes in the fair values of derivative instruments not designated in hedge accounting relationships and the related pretax gains and losses are presented in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which the change occurs.
Certain of Station LLC’s interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in accumulated other comprehensive loss, were amortized as a reduction of interest expense through July 2020 as the hedged interest payments occurred. During the three and nine months ended September 30, 2020, $0.1 million and $1.4 million, respectively, in deferred net gains were reclassified from accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	September 30, 2021	December 31, 2020	Level of Fair Value Hierarchy
Liabilities
Interest rate swaps	$—	$11,758	Level 2 - Significant unobservable inputs
The fair values of Station LLC’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflected the contractual terms of the interest rate swaps, including the period to maturity, and used observable market-based inputs, including forward interest rate curves. Station LLC incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement. The Company had no financial assets measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2021	December 31, 2020
Aggregate fair value	$2,682	$2,936
Aggregate carrying amount	2,643	2,902
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Red Rock Resorts, Inc.	$71,248	$43,634	$93,184	$(180,107)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests	—	—	598	4,412
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	22,243	219	19,706	(2,891)
Net transfers from noncontrolling interests	22,243	219	20,304	1,521
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$93,491	$43,853	$113,488	$(178,586)

Dividends
During the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, the Company paid no dividends. In May 2020, the Company announced that its board of directors had suspended the payment of dividends for the remainder of 2020, and the suspension of dividend payments will continue until further notice. In the first quarter of 2020, the Company declared and paid a cash dividend of $0.10 per share of Class A common stock.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Equity Repurchase Program
In February 2019, the Company’s board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. In February 2021, the Company’s board of directors extended its approval of the equity repurchase program through December 31, 2022. In September 2021, the board of directors approved an increase in the aggregate amount authorized under the equity repurchase program to $300 million. During the three and nine months ended September 30, 2021, the Company repurchased 2,062,681 and 3,127,711 shares, respectively, of its Class A common stock for an aggregate of $85.5 million and $123.3 million, respectively, and a weighted average price per share of $41.44 and $39.42, respectively, in open market transactions. At September 30, 2021, the remaining amount authorized for repurchases under the program was $173.9 million.
10.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.2 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 13.0 million shares were available for issuance at September 30, 2021.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2021	368,811	$27.19	6,310,657	$25.80
Activity during the period:
Granted	147,930	28.66	1,295,986	28.66
Vested/exercised (a)	(87,863)	26.90	(1,138,783)	22.16
Forfeited/expired	(39,121)	23.46	(321,182)	24.84
Outstanding at September 30, 2021	389,757	$28.19	6,146,678	$27.13
_______________________________________________________________
(a)Stock options exercised included 632,493 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $3.3 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $8.3 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, unrecognized share-based compensation cost was $26.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0.3% and 0.7%, respectively, including discrete items, as compared to 0.0% and (102.0)% for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 as compared to the 21% statutory rate was primarily impacted by a full valuation allowance established against the deferred tax assets (“DTAs”). Other items impacting the effective tax rate include a rate benefit attributable to the fact that Station Holdco operates

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's activities in California result in minimal state income tax.
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
Historically, the Company recorded a full valuation allowance on the DTA related only to the LLC Units issued in the IPO and reorganization transactions as the DTA relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. The Company recognizes changes to the valuation allowance through the provision for income tax or other comprehensive income, as applicable, and at September 30, 2021 and December 31, 2020, the valuation allowance was $147.3 million and $160.5 million, respectively.
The Company recorded $2.0 million of unrecognized tax benefits (“UTB”) as of September 30, 2021 and no UTB-related interest and penalty expense due to net operating losses. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for UTBs within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Internal Revenue Service (“IRS”) has concluded its examination of Red Rock for the 2016 tax year. Station Holdco has also concluded examination for the 2016 tax year and is currently under examination by the IRS for the 2017 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes. The results of the 2016 audit adjustments were reflected as a reduction in carryforward net operating loss, deferred tax asset and corresponding valuation allowance for the three months ended September 30, 2021.
Tax Receivable Agreement
In connection with the IPO, the Company entered into the TRA with certain owners who held LLC Units prior to the IPO. In the event that such parties exchange any or all of their LLC Units for Class A common stock or cash, at the election of the Company, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company as a result of such exchange. The Company expects to realize these tax benefits based on current projections of taxable income. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits.
At September 30, 2021 and December 31, 2020, the Company’s liability under the TRA was $28.0 million and $27.4 million, respectively, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the nine months ended September 30, 2021 and 2020, exchanges of LLC Units resulted in increases in the amount payable under the TRA liability of $0.6 million and $2.3 million, respectively, which were recorded through stockholders’ equity. No LLC Units were exchanged during the three months ended September 30, 2021 or 2020.
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
12.    Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the nine months ended September 30, 2020, the Company incurred a net loss. As a result, all potentially dilutive securities were excluded from the calculation of diluted loss per share for those periods because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$117,936	$72,044	$154,723	$(224,173)
Less: net (income) loss attributable to noncontrolling interests	(46,688)	(28,410)	(61,539)	44,066
Net income (loss) attributable to Red Rock, basic	71,248	43,634	93,184	(180,107)
Effect of dilutive securities	36,882	22,439	48,614	—
Net income (loss) attributable to Red Rock, diluted	$108,130	$66,073	$141,798	$(180,107)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares of Class A common stock outstanding, basic	69,042	70,824	69,988	70,436
Effect of dilutive securities	47,394	46,220	47,244	—
Weighted average shares of Class A common stock outstanding, diluted	116,436	117,044	117,232	70,436

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The calculation of diluted earnings (loss) per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at September 30, 2021 and 2020, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of Class B common stock and LLC Units exchangeable for Class A shares	—	—	—	46,086
Stock options	—	6,591	1,496	6,591
Unvested restricted shares of Class A common stock	—	156	—	371
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Las Vegas operations:
Casino	$288,983	$239,866	$853,133	$523,741
Food and beverage	64,794	45,855	176,551	149,171
Room	39,519	22,068	100,613	67,635
Other (a)	19,200	12,792	50,935	37,376
Management fees	198	184	689	327
Las Vegas operations net revenues	412,694	320,765	1,181,921	778,250
Native American management:
Management fees	205	30,718	8,292	55,872
Reportable segment net revenues	412,899	351,483	1,190,213	834,122
Corporate and other	1,870	1,695	5,332	4,914
Net revenues	$414,769	$353,178	$1,195,545	$839,036

Net income (loss)	$117,936	$72,044	$154,723	$(224,173)
Adjustments
Depreciation and amortization	34,025	57,297	124,440	173,755
Share-based compensation	3,325	633	9,439	8,275
Write-downs and other charges, net	463	1,400	2,158	25,673
Asset impairment	—	—	167,777	—
Losses from assets held for sale	2,990	—	4,431	—
Interest expense, net	25,311	29,798	78,192	99,836
(Gain) loss on extinguishment/modification of debt, net	—	(482)	8,140	(235)
Change in fair value of derivative instruments	1	108	215	21,368
Provision for income tax	354	—	1,152	113,185
Other	118	99	662	262
Adjusted EBITDA (b)	$184,523	$160,897	$551,329	$217,946

Adjusted EBITDA
Las Vegas operations	$197,905	$141,670	$581,174	$198,060
Native American management	205	29,826	7,809	52,634
Reportable segment Adjusted EBITDA	198,110	171,496	588,983	250,694
Corporate and other	(13,587)	(10,599)	(37,654)	(32,748)
Adjusted EBITDA	$184,523	$160,897	$551,329	$217,946
_______________________________________________________________
(a)Includes tenant lease revenue of $4.7 million and $11.4 million for the three and nine months ended September 30, 2021, respectively, and $2.9 million and $10.4 million for the three and nine months ended September 30, 2020, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Four of our major properties had not reopened as of September 30, 2021, as discussed within Impact of COVID-19 below. A subsidiary of Station LLC managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2021, we held 61% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
Impact of COVID-19
During 2020, our business was negatively impacted by the COVID-19 pandemic, including the temporary state-mandated closure of all of our properties from March 17, 2020 through June 3, 2020. Although the pandemic is ongoing, on June 1, 2021, many of the state-mandated occupancy and other operational restrictions were lifted. Certain operational restrictions have continued, including a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces.
At September 30, 2021, our Texas Station, Fiesta Rancho, Fiesta Henderson and Palms Casino Resort (“Palms”) properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. In May 2021, we entered into an agreement to sell Palms for $650 million. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
In addition, Graton Resort, located in Northern California, which we previously managed, was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The Graton Resort management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the tribe terminated the Company’s management role at the facility.

Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends which continued throughout the third quarter of 2021, including strong and consistent visitation from our younger demographic, increased spend per visit, more time spent on gaming devices and the continued return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, continue to drive strong operating results since our reopening. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of the COVID-19 pandemic on the United States and Las Vegas economies may affect our business in the future.
The United States economy and the economy in the Las Vegas metropolitan area have been negatively affected by the unprecedented impacts of the COVID-19 pandemic. A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In September 2021, the unemployment rate in the Las Vegas metropolitan area was 7.4%, down from a high of 34% in April 2020. Statewide, the unemployment rate declined to 7.5% in September 2021, as compared to 30% in April 2020. Despite the economic impacts of the COVID-19 pandemic, the median price of an existing single-family home in Las Vegas was up 20.5% for September 2021 as compared to the prior year. This continues a trend of significant improvement in home values in Las Vegas since 2012, with the median home price reaching another all-time high of $406,500 in September 2021 according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 1.5% growth rate in 2020. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
As a result of the COVID-19 pandemic, the mandatory closure of all of our properties from March 17, 2020 through June 3, 2020, and the ongoing closure of four of our properties, our operating results for the nine months ended September 30, 2021 and those of the prior year period are not comparable.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2021	2020		2021	2020
Net revenues	$414,769	$353,178	17.4%	$1,195,545	$839,036	42.5%
Operating income	142,895	100,910	41.6%	240,258	9,955	n/m

Casino revenues	288,983	239,866	20.5%	853,133	523,741	62.9%
Casino expenses	70,985	57,659	23.1%	204,501	172,559	18.5%
Margin	75.4%	76.0%		76.0%	67.1%

Food and beverage revenues	64,794	45,855	41.3%	176,551	149,171	18.4%
Food and beverage expenses	51,908	40,356	28.6%	141,844	155,266	(8.6)%
Margin	19.9%	12.0%		19.7%	(4.1)%

Room revenues	39,519	22,068	79.1%	100,613	67,635	48.8%
Room expenses	15,122	11,147	35.7%	40,863	38,222	6.9%
Margin	61.7%	49.5%		59.4%	43.5%

Other revenues	21,070	14,487	45.4%	56,267	42,290	33.1%
Other expenses	6,769	4,918	37.6%	18,102	17,610	2.8%

Management fee revenue	403	30,902	n/m	8,981	56,199	n/m

Selling, general and administrative expenses	92,602	79,491	16.5%	255,602	245,996	3.9%
Percent of net revenues	22.3%	22.5%		21.4%	29.3%

Depreciation and amortization	34,025	57,297	(40.6)%	124,440	173,755	(28.4)%
Write-downs and other charges, net	463	1,400	n/m	2,158	25,673	n/m
Asset impairment	—	—	n/m	167,777	—	n/m
Interest expense, net	25,311	29,798	(15.1)%	78,192	99,836	(21.7)%
Gain (loss) on extinguishment/modification of debt, net	—	482	n/m	(8,140)	235	n/m
Change in fair value of derivative instruments	(1)	(108)	n/m	(215)	(21,368)	n/m
Provision for income tax	(354)	—	n/m	(1,152)	(113,185)	n/m
Net income (loss) attributable to noncontrolling interests	46,688	28,410	64.3%	61,539	(44,066)	n/m
Net income (loss) attributable to Red Rock	71,248	43,634	63.3%	93,184	(180,107)	n/m
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
Net Revenues. Net revenues for the three and nine months ended September 30, 2021 were higher than the comparable prior year periods as we continued to recover from the negative effects of the COVID-19 pandemic. As described above, all of our properties were closed from March 17, 2020 through June 3, 2020. Net revenues were higher across all revenue categories except management fee revenue, despite the continuation of the pandemic and the ongoing closure of four of our properties.
Operating Income. For the three and nine months ended September 30, 2021, our operating income was $142.9 million and $240.3 million, respectively. Our strong performance and the overall customer trends for the current year periods are consistent with the trends we have seen since our reopening in June 2020. For the nine months ended September 30, 2021, our operating income was negatively impacted by a $167.8 million asset impairment charge associated with the pending sale of Palms, which is expected to be completed before the end of 2021. For the three and nine months ended September 30, 2020, our operating income was $100.9 million and $10.0 million, respectively, as all of our properties were closed from March 17, 2020 through June 3, 2020 and subject to state-mandated occupancy, social distancing and other restrictions thereafter. Additional information about factors impacting our operating income is discussed below.
Casino.  Casino revenue increased by 20.5% and casino expense increased by 23.1% for the three months ended September 30, 2021 as compared to the prior year period due to increased volume across all major categories of casino operations. Slot handle increased by 18.6%, table games drop increased by 9.0%, and race and sports write increased by 9.3%. The increase in casino expense for the three months ended September 30, 2021 was commensurate with the increased casino volume and included higher gaming taxes, employee costs and promotions.
For the nine months ended September 30, 2021, casino revenue and casino expense were higher than the comparable prior year period, as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Subsequent to reopening on June 4, 2020, the higher revenue and volume we have experienced across all categories of casino operations was a result of strong and consistent visitation from our younger demographic and the continued return of our core customers. Slot handle increased by 51.6%, table games drop increased by 34.2%, and race and sports write increased by 80.3%. Casino expenses for the nine months ended September 30, 2021 were higher than the prior year period commensurate with the higher revenues, primarily due to gaming taxes.
Food and Beverage.  Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three months ended September 30, 2021, food and beverage revenue increased by 41.3% and food and beverage expense increased by 28.6%, as compared to the prior year period, primarily due to the easing of state-mandated occupancy and other operational restrictions, which has had a positive impact on our food and beverage operations. The number of restaurant guests served increased by 29.2% and the average guest check increased by 11.5%.
For the nine months ended September 30, 2021, food and beverage revenue was higher than the prior year period, as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Since June 4, 2020, all of our restaurants at our open properties are operating, with the exception of the buffets, which we expect to remain closed. Food and beverage expenses decreased during the nine months ended September 30, 2021 as compared to the prior year period, resulting from the absence of buffet expenses and related employee costs. The number of restaurant guests served increased by 42.7% and the average guest check increased by 6.7%, excluding the buffets.
Room.  Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Occupancy	81.1%	61.1%	74.5%	70.4%
Average daily rate	$153.61	$105.86	$143.27	$120.55
Revenue per available room	$124.50	$64.67	$106.66	$84.86
For the three months ended September 30, 2021, room revenue increased by 79.1% and room expense increased by 35.7%, as compared to the prior year period. Our room revenue has been increasing as domestic travel and demand recovers from the effects of the pandemic. Our ADR increased by 45.1% and our occupancy rate increased by 20.0 percentage points.

Room expense increased commensurate with the increased occupancy. For the nine months ended September 30, 2021, room revenue and room expense were higher than the prior year period due to the temporary closure of all of our properties for part of the first quarter of 2020 and most of the second quarter of 2020.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three and nine months ended September 30, 2021, other revenues and other expenses were higher as compared to the prior year periods. The increases in the current year periods were primarily due to the easing of state-mandated occupancy, social distancing and other restrictions, which increased our ability to offer non-gaming amenities at our reopened properties, and the closure of all of our properties for part of the first quarter of 2020 and most of the second quarter of 2020.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For the three and nine months ended September 30, 2021, management fee revenue was lower as compared to the prior year periods due to the termination of the Graton Resort management agreement by the tribe on February 5, 2021.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2021, SG&A expenses increased by $13.1 million and $9.6 million, respectively, as compared to the prior year periods. As a percentage of net revenue, SG&A expenses decreased by 0.2% and 7.9% for the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods. The increases in SG&A expenses as compared to the prior year periods were primarily due to higher employee costs. In addition, SG&A expenses were lower for the nine months ended September 30, 2020 because all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020.
Depreciation and Amortization.  For the three and nine months ended September 30, 2021, depreciation and amortization expense decreased by 40.6% and 28.4%, respectively, as compared to the prior year periods. As a result of the pending disposal of Palms, we ceased recognizing depreciation and amortization expense for the property as of April 1, 2021. Depreciation expense also decreased due to certain assets becoming fully depreciated. Amortization expense decreased primarily due to the Graton Resort management agreement becoming fully amortized in the fourth quarter of 2020.
Write-downs and Other Charges, net. Write-downs and other charges, net include asset disposals, severance, preopening and redevelopment, business innovation and technology enhancements and non-routine expenses. For the three and nine months ended September 30, 2021, write-downs and other charges, net totaled $0.5 million and $2.2 million, respectively. For the three and nine months ended September 30, 2020, write-downs and other charges, net totaled $1.4 million and $25.7 million, respectively, included severance, net losses on asset disposals, and contract termination costs and other expenses related to various technology projects.
Asset Impairment. For the nine months ended September 30, 2021, we recorded an asset impairment charge of $167.8 million to reduce the carrying amount of Palms to its estimated fair value less cost to sell as a result of entering into a purchase agreement to sell the property at a price less than its carrying amount. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, net.  Interest expense, net decreased to $25.3 million and $78.2 million for the three and nine months ended September 30, 2021, respectively, as compared to $29.8 million and $99.8 million, respectively, for the same periods in 2020. For the three months ended September 30, 2021, the decrease was primarily due to lower outstanding indebtedness. For the nine-month period, the decrease was due to lower outstanding indebtedness as well as lower variable interest rates applicable to our credit facility. Beginning in February 2020, the variable interest rates applicable to our credit facility have declined and remained very low through September 30, 2021 in response to economic and growth uncertainty in the financial markets due to the COVID-19 pandemic. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Gain (Loss) on Extinguishment/Modification of Debt, net. For the nine months ended September 30, 2021, we recognized a loss of $8.1 million as a result of the partial redemption of the 5.00% Senior Notes. See Note 6 for additional information. For the three months ended September 30, 2020, we recognized a gain of $0.5 million as a result of repurchases of $15.5 million of our outstanding indebtedness, primarily our 4.50% and 5.00% Senior Notes. For the nine months ended September 30, 2020, we recognized a net gain of $0.2 million comprising a $12.7 million gain on repurchases of $81.9 million of our outstanding indebtedness, partially offset by a loss of $12.5 million on amendments to our credit facility in February 2020.

Change in Fair Value of Derivative Instruments. During the nine months ended September 30, 2021, we recognized a net loss of $0.2 million in the fair value of our interest rate swaps, as compared to net losses of $0.1 million and $21.4 million for the three and nine months ended September 30, 2020, respectively. Losses in the prior periods were primarily due to downward movements in the forward interest rate curve. Our interest rate swaps expired in July 2021.
Provision for Income Tax. For the three and nine months ended September 30, 2021, we recognized income tax expense of $0.4 million and $1.2 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss. Due to these factors, our effective tax rates of 0.3% and 0.7% for the three and nine months ended September 30, 2021, respectively, were less than the statutory rate. We recognized income tax expense of $113.2 million for the nine months ended September 30, 2020, primarily related to the establishment of a full valuation allowance on our deferred tax assets due to the uncertainty of realizing the tax benefits.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020 represented the portion of net income (loss) attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 for our two reportable segments and a reconciliation of net income (loss) to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Las Vegas operations	$412,694	$320,765	$1,181,921	$778,250
Native American management	205	30,718	8,292	55,872
Reportable segment net revenues	412,899	351,483	1,190,213	834,122
Corporate and other	1,870	1,695	5,332	4,914
Net revenues	$414,769	$353,178	$1,195,545	$839,036

Net income (loss)	$117,936	$72,044	$154,723	$(224,173)
Adjustments
Depreciation and amortization	34,025	57,297	124,440	173,755
Share-based compensation	3,325	633	9,439	8,275
Write-downs and other charges, net	463	1,400	2,158	25,673
Asset impairment	—	—	167,777	—
Losses from assets held for sale	2,990	—	4,431	—
Interest expense, net	25,311	29,798	78,192	99,836
(Gain) loss on extinguishment/modification of debt, net	—	(482)	8,140	(235)
Change in fair value of derivative instruments	1	108	215	21,368
Provision for income tax	354	—	1,152	113,185
Other	118	99	662	262
Adjusted EBITDA	$184,523	$160,897	$551,329	$217,946

Adjusted EBITDA
Las Vegas operations	$197,905	$141,670	$581,174	$198,060
Native American management	205	29,826	7,809	52,634
Corporate and other	(13,587)	(10,599)	(37,654)	(32,748)
Adjusted EBITDA	$184,523	$160,897	$551,329	$217,946

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
Holding Company Financial Information
The indenture governing the 4.50% Senior Notes contains certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes of the Holding Company and the liability relating to the tax receivable agreement (“TRA”).
At September 30, 2021, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $1.8 million and income tax receivable of $1.4 million that are solely assets of the Holding Company, as well as liabilities that are solely the Holding Company’s, consisting of a $28.0 million noncurrent liability under the TRA and $0.6 million of other current liabilities. At December 31, 2020, the Holding Company had a $27.4 million noncurrent liability under the TRA and $0.6 million of other net current liabilities.
For the three and nine months ended September 30, 2021, the Holding Company recognized net losses of $0.3 million and $1.2 million, respectively, due to provision for income tax. For the three months ended September 30, 2020, the Holding Company recognized no net income or loss, and for the nine months ended September 30, 2020, the Holding Company recognized a net loss of $113.3 million, primarily due to a provision for income tax to establish a full valuation allowance against its deferred tax assets.
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
At September 30, 2021, we had $89.9 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At September 30, 2021, Station LLC’s borrowing availability was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties and debt service payments. Our anticipated uses of cash for the remainder of 2021 include required principal and interest payments on Station LLC’s indebtedness totaling $6.5 million and $22.7 million, respectively, and approximately $30.0 million to $40.0 million for maintenance and investment capital expenditures. In October 2021, we redeemed the remaining $280.3 million in outstanding principal on Station LLC’s 5.00% Senior Notes and paid a redemption premium of $3.5 million. In addition, we anticipate making additional cash distributions, which we refer to as “tax distributions” to the holders of LLC Units. We anticipate that these tax distributions will continue to be made quarterly and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations. In May 2020, we suspended the payment of dividends until further notice.
We are currently developing a new casino resort to be called Durango, a Station Casinos Resort, on our development site on Durango Drive in the southwest Las Vegas valley. We expect to spend approximately $750 million for the project, which will be funded using a combination of available cash, cash flow from operations, the sale of a portion of the site for approximately $24 million and borrowings under our revolving credit facility. We expect to start construction in the first quarter of 2022, and we anticipate completion approximately 18 to 24 months after construction begins.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors approved an extension of the equity repurchase program through December 31, 2022. In September 2021, our board of directors approved an increase in the aggregate amount authorized under the equity repurchase program to $300 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the nine months ended September 30, 2021, we repurchased 3,127,711 shares of our Class A common stock in open market transactions at a weighted-average price of $39.42 per share, and we have $173.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$476,823	$85,553
Investing activities	(58,104)	(56,998)
Financing activities	(449,633)	(48,233)
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
For the nine months ended September 30, 2021, net cash provided by operating activities was $476.8 million as compared to $85.6 million for the prior year period. For the current year period, an increase in gaming revenues, favorable customer trends and cost reduction measures implemented in the second quarter of 2020 continue to drive strong operating results. For the nine months ended September 30, 2020, operating cash flows were negatively impacted by the onset of the COVID-19 pandemic, including the mandatory temporary closure of all of our properties from March 17, 2020 through June 3, 2020.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021 and 2020, cash paid for capital expenditures totaled $34.9 million and $53.4 million, respectively.
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, we redeemed $250.0 million in outstanding principal amount of the 5.00% Senior Notes and paid a redemption premium of $6.3 million. In addition, we paid $124.0 million to repurchase shares of our Class A common stock, and we paid cash tax distributions of $49.1 million to the noncontrolling interest holders of Station Holdco during the period.

During the nine months ended September 30, 2020, we reduced our net borrowings under the revolving credit facility by $360.0 million and we issued $750.0 million in principal amount of 4.50% Senior Notes. In addition, we repaid $334.9 million of outstanding borrowings under our term loans and we paid $68.2 million to repurchase $81.9 million in principal amount of our outstanding indebtedness, primarily our senior notes. We also paid $7.3 million in dividends to Class A common shareholders and $4.6 million in cash distributions to the noncontrolling interest holders of Station Holdco, as well as $22.9 million in fees and costs related to the February 2020 amendment of the credit facility and the issuance of the 4.50% Senior Notes.
Restrictive Covenants
The agreements governing our credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the nine months ended September 30, 2021, there were no changes made to the covenants included in the credit facility or the indenture governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that as of September 30, 2021, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes. However, the ongoing impacts of the COVID-19 pandemic on our business, operations and results of operations may negatively impact our ability to remain in compliance with such covenants.
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
Failure to satisfy the covenants contained in the credit agreements, indentures or other agreements governing our indebtedness would require us to seek waivers or amendments of such covenants. There can be no assurance that we would be able to obtain required waivers or amendments, as such matters depend, in part, on factors outside of our control. If we fail to satisfy our covenants and are unable to obtain such waivers or amendments, our creditors could exercise remedies under the applicable documents governing such indebtedness, including acceleration of such indebtedness.
Off-Balance Sheet Arrangements
At September 30, 2021, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments expired in July 2021 as described in Note 7 to the Condensed Consolidated Financial Statements. At September 30, 2021, we had outstanding letters of credit and similar obligations totaling $29.4 million.
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
In January 2020, the Clark County Education Association (“CCEA”) filed a ballot initiative to increase the Nevada gaming tax by three percentage points, from 6.75 percent to 9.75 percent. Although CCEA subsequently withdrew the petition and no longer supports it, it is not clear that the petition can be withdrawn from the ballot following signature qualification. CCEA is now considering a legal challenge against the Secretary of State to withdraw the initiative. If the initiative is not withdrawn, it will be voted on during the November 8, 2022, general election. If the voters approve the ballot initiative, the gaming tax increase would become effective on January 1, 2023.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 6 to the Condensed Consolidated Financial Statements. Other than the redemption of our 5.00% Senior Notes as described therein, there were no material changes to the terms of our indebtedness during the nine months ended September 30, 2021.
Derivative and Hedging Activities
Our derivative instruments expired in July 2021. A description of our derivative and hedging activities prior to such expiration is included in Note 7 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.
Forward-looking Statements
The outbreak of COVID-19 resulted in the closure of all of our casino properties and all other casino properties located in Nevada from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but certain of our properties will remain closed until we determine when and if to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand and expense of operating the properties. Although restrictions on operations to implement social distancing and other health and safety protocols were progressively lifted through June 1, 2021, certain restrictions remain or have since been reimposed, and there is no guarantee that additional measures will not be re-implemented in the future. The outbreak of COVID-19 and measures to reduce its spread have caused, and will likely continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular, which could adversely impact our business.
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Potential factors which could affect our financial condition, results of operations and business includes, without limitation, our ability to consummate the sale of Palms on the timeline and terms described herein; the extent and duration of the impact of the COVID-19 pandemic on our business, financial results and liquidity; the duration of the closure of our properties that we have not reopened; the impact of actions that we have undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2021. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
July 31, 2021	151,500	$39.50	151,500	$103,370,858
August 31, 2021	1,916,485	41.60	1,911,181	23,871,615
September 30, 2021	—	—	—	173,871,615
Totals	2,067,985	$41.45	2,062,681
_______________________________________________________________
(1)    Excludes commissions.
(2)    In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors extended its approval of the equity repurchase program through December 31, 2022. In September 2021, our board of directors approved an increase in the aggregate amount authorized under the equity repurchase program to $300 million.
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

RED ROCK RESORTS, INC., Registrant

Date:	November 5, 2021	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)