Form 10-K
period 2021-12-31
Red Rock Resorts, Inc.
filed 2022-02-25
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $2.6 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2022
Class A Common Stock, $0.01 par value	61,270,059
Class B Common Stock, $0.00001 par value	45,985,804

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2021.

PART I
ITEM 1.BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC owns and operates nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned). A subsidiary of Station LLC also managed Graton Resort & Casino (“Graton Resort”) in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2021, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC. Other than tax-related assets and liabilities, our only assets are our equity interest in Station Holdco and our voting interest in Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
Impact of COVID-19
During 2020, our business was negatively impacted by the global pandemic caused by a new strain of coronavirus (“COVID-19”). All of our Las Vegas properties were temporarily closed on March 17, 2020 in compliance with a statewide emergency order mandating the closure of all nonessential businesses in Nevada, including casinos. On June 4, 2020, we reopened our Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, as well as our Wildfire properties, subject to state-mandated occupancy and other operational restrictions. Although the pandemic is ongoing, on June 1, 2021, many of the state-mandated occupancy and other operational restrictions were lifted. Certain operational restrictions continued, including a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces, which was lifted on February 10, 2022.
At December 31, 2021, our Texas Station, Fiesta Henderson and Fiesta Rancho properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we have no current plans to reopen any of these properties in 2022.
Subsequent to the reopening of most of our properties in June 2020, we experienced favorable customer trends which continued throughout 2021, including strong visitation from our guests, including a younger demographic, increased spend per visit, more time spent on device, and increased return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, have continued to drive strong operating results in 2021. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of COVID-19 and new variants on the United States and Las Vegas economies may affect our business in the future.
The COVID-19 pandemic and its related variants have had, and may continue to have, a detrimental impact on the United States and Las Vegas economies. We have taken steps to mitigate these and potential future effects of COVID-19 and its related variants on our results of operations through a combination of streamlining our business, optimizing our marketing initiatives and reducing expenses.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2021, the unemployment rate in the Las Vegas metropolitan area was 6.0%, down from a high of 34% in April 2020. Statewide, the unemployment rate for December 2021 declined to 5.2%, as compared to 30% in April 2020. The median price of an existing single-family home in Las Vegas was at an all-time high of $425,000 at December 31, 2021, up 23% as compared to the prior year according to the Las Vegas Realtors®, continuing a trend of significant increases in home values in Las Vegas since 2012. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.4% growth rate in 2021. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
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
•innovative, frequent promotional programs; and
•convention business.
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

We employ an innovative marketing strategy that utilizes our frequent promotional programs to attract and retain guests, while also establishing and maintaining a high level of brand recognition. Through our analytical approach to promotional development, we are also able to optimize reinvestment in those guests who deliver stronger results. Our proprietary customer relationship management systems are highly attuned to how guests interact with our properties and products. This information allows us to focus on targeting guests based on their preferences.
We have installed technology on all of our slot machines which permits us to provide “on device” marketing, bonusing and guest communication, including real-time customized promotions and incentives. We believe that this investment in technology has resulted in an increase in guest loyalty and enhanced the value of our loyalty program. As we continue to introduce new features and brand titles for customized promotional incentives, the technology should continue to help drive participation in our my|Rewards Boarding Pass loyalty program.
Maximize business profitability. During our over 45-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow-through of revenue to Adjusted EBITDA.
Utilize flexible capital structure to drive growth and equityholder returns. We maintain a flexible capital structure that we believe allows us to pursue a balance of new growth opportunities and a disciplined return of capital to our equityholders. We believe our scalable platform and extensive development and management expertise provide us the ability to build master-planned expansions, pursue acquisitions and/or seek new development opportunities in an effort to maximize equityholder returns.
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
Develop and operate Native American projects. We provide development and management services to Native American tribes using our expertise in developing and operating regional entertainment destinations.

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2021. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________
(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board and a Vice President. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.” The exchange ratio for LLC Units and shares of Class B common stock for shares of Class A common stock is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock. At December 31, 2021, the exchange ratio was 0.9535 shares of Class A common stock for each LLC Unit and share of Class B common stock.
(2)    “Continuing Owners” refers to the owners of LLC Units at December 31, 2021 who held such units prior to the Company’s IPO in May 2016.
Properties
Set forth below is selected information about our properties at December 31, 2021.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	795	2,547	55	64
Green Valley Ranch	495	2,178	44	40
Palace Station	575	1,606	51	30
Boulder Station	299	2,207	24	46
Sunset Station	457	2,031	31	75
Santa Fe Station	200	2,202	35	39
Wild Wild West	260	164	—	20
Wildfire Rancho	—	155	—	5
Wildfire Boulder	—	163	—	2
Wildfire Sunset	—	127	—	1
Wildfire Lake Mead	—	62	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	185	—	—
The Greens	—	40	—	—
Wildfire Lanes	—	177	—	7
	3,081	13,894	240	332

Closed Las Vegas Properties (3)
Texas Station	199	1,668	23	47
Fiesta Rancho	100	1,010	12	25
Fiesta Henderson	224	1,398	18	35
	3,604	17,970	293	439
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
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from Harry Reid International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. This Mediterranean-style AAA Four Diamond resort features standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, a gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and El Cielo Ballroom. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch also features several bars and offers a variety of quick-serve restaurants.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from Harry Reid International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. In 2018, Palace Station completed a $192.6 million redevelopment project, which added 178,000 square feet of gaming and entertainment space to the property, along with a refreshed exterior look. Highlights of the property include a fully renovated and expanded gaming floor, 575 updated hotel rooms and suites, a new resort-style pool area, a state-of-the-art bingo room, a fully renovated race and sports book, a nine-screen Regal Cinebarre luxury movieplex and two LED marquee signs. In addition to the new venues and upgrades, Palace Station offers other non-gaming amenities including four full-service restaurants, three bars, an approximately 20,000-square-foot meeting and convention center and a gift shop. In addition to its full-service restaurants, Palace Station also offers a variety of quick-serve restaurants.
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
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of Harry Reid International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme. Non-gaming amenities include four full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. In addition, the center of the casino features a bar highlighted by over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.

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
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, a casino and brewpub, The Greens, a restaurant and lounge, and Wildfire Lanes, which features a quick-serve restaurant, two bars and an 18-lane bowling center.
Texas Station
Texas Station opened in 1995 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid’s Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, six bars, an 18-screen movie theater complex, a swimming pool, two non-gaming video arcades, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station also offers several unique bars and lounges as well as a variety of quick-serve restaurants. Texas Station has been closed since March 2020.
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features non-gaming amenities including full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and several bars. Fiesta Rancho’s restaurants also include a variety of quick-serve restaurants. Fiesta Rancho has been closed since March 2020.

Fiesta Henderson
We purchased Fiesta Henderson in 2001 and subsequently refurbished and expanded the facility. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada, approximately three miles southeast of Sunset Station. Fiesta Henderson features non-gaming amenities including four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, four bars and lounges and meeting space. Fiesta Henderson also offers a variety of quick-serve restaurants. Fiesta Henderson has been closed since March 2020.
Property in Development
Durango
We are currently developing a new casino resort to be called Durango, a Station Casinos Resort, on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. The site has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site. We expect to spend approximately $750 million for the project, which will be funded using a combination of available cash, cash flow from operations and borrowings under our revolving credit facility. We commenced construction of the Durango project in the first quarter of 2022, and we anticipate completion approximately 18 to 24 months after construction begins. We expect the project to comprise approximately 533,000 square feet and include over 73,000 square feet of casino space with over 2,000 slots and 46 table games, over 200 hotel rooms, four full-service food and beverage outlets, a state-of-the-art race and sports book and a resort-style pool.
Developable Land
We own approximately 264 acres of developable land comprised of six strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. We also own two additional development sites that are currently for sale. Following is a description of such parcels of land held for development or sale:
Land Held for Development
•Wild Wild West: We own approximately 49 acres of land located at the intersection of Tropicana Boulevard and Interstate 15, less than one-half mile from the Las Vegas Strip. This site has excellent visibility and access from Interstate 15, on which approximately 290,000 cars per day pass by the site. Included in this site are the 20 acres on which Wild Wild West is located. On the remainder of the site, we own a number of commercial and industrial buildings that we lease to third-party tenants.
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
•Skye Canyon: We own approximately 47 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles northwest of Santa Fe Station.
•South Virginia Street/I-580 (Reno): We own approximately eight acres on South Virginia Street near Interstate 580, directly across from the Reno-Sparks Convention Center.
Land Held for Sale
•Tropicana/I-15: In addition to the Wild Wild West land described above, we own approximately 47 acres of land located at the intersection of Tropicana Boulevard and Interstate 15 in Las Vegas that is currently held for sale.
•Durango/I-215: We own an additional 21 acres adjacent to the Durango development site at the intersection of Durango Road and Interstate 215 in the southwestern area of the Las Vegas Valley that is currently held for sale.

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
We expect to receive a development fee of 4% of the costs of construction (as defined in the development agreement) for our development services, which will be paid upon the commencement of gaming operations at the facility. The management agreement provides for a management fee of 30% of the facility’s net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. The management agreement and the development agreement have a term of seven years from the opening of the facility.
Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission (“NIGC”).
The development of the North Fork Project is subject to ongoing legal challenges, the receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 5 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
Seasonality
Our cash flows from operating activities are somewhat seasonal in nature. Our operating results are traditionally strongest in the fourth quarter and weakest in the third quarter.
Competition
Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. We compete with other nonrestricted casino/hotels, as well as restricted gaming locations, by focusing on repeat customers and attracting these customers through great service and innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample free parking, which are critical factors in attracting local visitors and repeat patrons.
At December 31, 2021, there were approximately 40 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 144 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2021, there were approximately 1,460 restricted gaming locations in Clark County with approximately 14,210 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which, together with the expansion of sports gaming as a result of the COVID-19 pandemic, has resulted in a substantial expansion of sports gaming outside the state of Nevada. Several states are also considering legalizing casino gaming in designated areas. Legalized casino and sports gaming in various states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware, Pennsylvania, Michigan and West Virginia and legislation permitting internet gaming has been approved or proposed by a number of other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we may manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, 78 Native American tribes have Tribal-State Compacts with the State of California or procedures with the Secretary of the Interior to operate Class III gaming in California. At December 31, 2021, there were 66 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
Our indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead, LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC, SC SP 2 LLC, NP LML LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. NP Opco Holdings is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company, is licensed as the sole member and manager of NP Fiesta LLC, NP Lake Mead LLC, NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP Texas LLC, NP River Central LLC, and Station GVR Acquisition LLC. NP Opco LLC is found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC and NP LML LLC. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as the sole member of NP Tropicana LLC. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company is licensed to conduct nonrestricted gaming operations at Barley’s. Greens Café, LLC is licensed to conduct nonrestricted gaming operations at The Greens, and Sunset GV, LLC is licensed to conduct nonrestricted gaming operations at Wildfire Lanes. A license to conduct “nonrestricted” operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system. SC SP 4 LLC holds a restricted gaming license, which is a state gaming license to operate not more than 15 slot machines and no other gaming device, race book or sports pool. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
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
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chair of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equityholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equityholder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by our board of directors. The purchase may be made in cash, notes that bear interest at the applicable federal rate or a combination of notes and cash. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.
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
Changes in control of the Company through merger, consolidation, stock or asset acquisitions (including stock issuances in connection with restructuring transactions), management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission that they meet a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling equityholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of re-capitalization proposed by the Registered Corporation’s board of directors or similar governing entity in response to a tender offer made directly to the Registered Corporation’s equityholders for the purpose of acquiring control of the Registered Corporation.
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
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the CCLGLB. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
General Gaming Regulations in Other Jurisdictions
If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, directors, key employees, equityholders and other affiliates (“Regulated Persons”) to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). We and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approvals and findings of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future. We may be required to submit detailed financial and operating reports to Regulatory Authorities.
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
Social Responsibility and Environmental Stewardship
The Company and Station LLC have a longstanding commitment to social responsibility, and we pride ourselves on our established track record of outstanding corporate citizenship. We believe that our programs and our team members’ participation in our programs and the community causes they support have had a significant positive impact on the communities in which we operate. Our decades-long commitment to acting as a responsible corporate citizen has been reflected most recently through: Station Casinos’ donation of $1 million to the COVID-19 Emergency Response Fund to purchase personal protective equipment and critical medical supplies, including test kits, for use by first responders and healthcare professionals throughout Nevada; our pandemic-related food donations through Three Square Food Bank; our donations to the Public Education Fund to support distance learning initiatives; our longstanding support of the “Smart Start” school program supporting in-need schools in Clark County; and our support of Three Square Food Bank’s “Backpack for Kids” program supporting children experiencing food insecurity; and by our support and encouragement of our team members as they collectively completed thousands of volunteer hours through these and other initiatives. Throughout the pandemic, we have maintained partnerships with emergency services, local municipalities and charitable organizations through which we have made available at our properties COVID-19 testing sites and food distribution centers. Further, we have made COVID-19 vaccines available for free to our team members, their families, and the public.
At the Company, we consider environmental stewardship to be part of our social responsibility. In the last several years, we have sought and obtained Green Globes certification through the Green Building Initiative for all of our six operating resort properties and our corporate building, all of which have obtained at least three globes and several of which have obtained four. In addition, we are at an advanced stage in considering the addition of rooftop solar arrays at our six operating resort properties. We have also taken an early and leading role in seeking to add charging stations for electric vehicles at our properties and expect to have charging stations available at each of our properties in 2022. Notably, we have designed our Durango project with sustainability goals in mind, including incorporation of Green Globes certification into the construction process. In addition, the Durango project will feature bike access with dedicated bike lanes and will utilize water-conservation design features. In addition, we have installed water saving fixtures at each of our operating resort properties and we have commenced the process to remove natural grass at our properties, well in advance of any mandate to do so.
Since its inception over forty-five years ago, Station LLC has been steadfast in its commitment to promoting responsible gaming practices. As a provider of entertainment that can become problematic for some individuals, we do our best to provide information on the available support, treatment, and assistance programs. We are a charter member of the National Center for Responsible Gaming and we have contributed over $150,000 to the organization. We have been a member of the Nevada Council on Problem Gambling since 1996 and have contributed more than $55,000 to the organization. Our benefits programs include insurance coverage for the treatment of problem gambling for our team members who may recognize a gambling problem due to their proximity to the product. In our properties, in compliance with regulation, we post written materials concerning the nature and symptoms of problem gambling and the toll-free 1-800 problem gambling helpline on or near all gaming and cage areas and ATMs. Finally, our team members actively participate in events annually during Responsible Gaming Education Week. These activities are designed to promote awareness among our team members and guests of the need to gamble responsibly and of the treatment options available for problem gamblers.

Human Capital
At January 31, 2022, we had approximately 7,800 employees, all of whom were employed in the United States. We have a talented and diverse workforce and believe we have excellent employee relations. We have always understood that our most important asset is our team members, and the events of 2020 exemplified their importance to our organization and our customers. Despite the challenging environment in which we have been operating since the beginning of the pandemic, we continued to roll out our “Focus on Family” program to all of our team members to recognize the contribution that every team member has made to the Company. Some highlights of our accomplishments from the pandemic include:
•We provided salary and benefits continuation for team members throughout the mandatory closure of our properties due to COVID-19, including full medical, dental and vision;
•We provided on-site COVID-19 testing for all team members prior to the reopening of certain of our properties in June 2020 and periodic testing thereafter;
•We installed thermal temperature screening equipment at all team member entrances; and
•We implemented strong health and safety protocols to protect team member health and well-being, including protocols relating to sanitization, masking and social distancing.
Our team members have also benefited from the following:
•We offer free medical, dental and health benefits to all of our team members making less than $100,000 per year;
•We opened two on-site medical centers offering free office visits, free generic prescriptions and free lab services for insured team members and their families and we are planning to open two on-site dental centers;
•We implemented pay for performance and competitive rate adjustments, which has and will continue to positively impact the vast majority of our team members;
•We contributed over $8.5 million to our team members’ 401(k) retirement program in 2021;
•We have hired a specialist in citizenship and immigration services to assist our team members;
•We have hired a health and wellness coordinator; and
•We began implementing extensive programs focusing on leadership and development.
These initiatives, together with a number of other positive changes we have made, were designed to enhance the long-term health, well-being and financial security of our team members and their families as well as give us the ability to recruit and retain the best team members and make us the employer of choice in the Las Vegas Valley. Our efforts were recognized in 2021 by our team members when they voted us the top casino employer and the second best employer overall in the Las Vegas valley. In addition, our salaried Team Members recently voted us as the top Las Vegas-based employer.
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
Business, economic, market and operating risks
The COVID-19 outbreak and COVID-19 related impacts have negatively impacted our business and results of operations. Such negative impacts could continue for an extended period of time and may worsen.
The impact and effects of COVID-19 have adversely impacted our ability to attract customers to our properties and our results of operations. As a result of state-wide orders, all of our properties were closed from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but Texas Station, Fiesta Rancho and Fiesta Henderson have not reopened and will remain closed until we determine whether to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand, expense of operating the properties and COVID-19 related operational restrictions.
While we have experienced positive operating trends at our properties that have reopened, our ability to operate our properties continues to be impacted by COVID-19. Social distancing measures have resulted in restrictions on our operations, including limiting the number of customers present in our facilities or within certain areas and reduced gaming operations, implementation of additional health and safety measures, such as enhanced cleaning protocols, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events. In addition, we continue to experience COVID-19 related challenges arising from labor shortages, supply chain disruption, increasing costs of goods and services, inflation and rising interest rates, among other impacts. The extent of the ongoing and future effects of COVID-19 and COVID-19 related challenges on our business remains uncertain and depends on a number of factors that are beyond our control, including the duration and extent of social distancing measures, the possibility that governmental regulations and directives enacted in the future may further limit the operations of our properties or prohibit or discourages customers from visiting our properties, the impact of such measures on our ability to operate our casinos profitably or at all and our ability to adjust our cost structure and react to increasing costs of goods and services, labor shortages and supply chain disruption to mitigate the impact of COVID-19 on our business and results of operations. We may also face unforeseen liability or be subject to additional obligations as a result of COVID-19, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of failing to comply with applicable health and safety regulations.
The impact of COVID-19 and COVID-19 related challenges may also have the effect of exacerbating many of the other risks described herein. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact that such factors will have on our results of operations, but we expect that our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price will continue to be adversely affected.
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

•natural and other disasters;
•increased gasoline prices, which may discourage travelers from visiting our properties; and
•a decline in the local population
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
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, inflation, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, and effects or fears of war, civil unrest, terrorism, violence, widespread illnesses or epidemics could further reduce customer demand for our offerings and materially and adversely affect our business and results of operations.
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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with online betting and gaming, state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms and other forms of legalized gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which, together with the expansion of sports gaming as a result of the pandemic, has resulted in a substantial expansion of sports betting outside the state of Nevada, including online sports betting. In addition, online betting and gaming has commenced in Nevada and a number of other states and has been approved or proposed in a number of other states. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. For further details on competition in the gaming industry, see Item 1. Business—Competition.
Our success depends on key executive officers and personnel and our ability to attract and retain employees.
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in the gaming industry, including, but not limited to, Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer. Competition for qualified personnel in our industry is intense, and it would be difficult for us to find experienced personnel to replace our current executive officers and employees. Such competition may also make it difficult for us to recruit and retain a sufficient number of qualified employees, particularly in light of an increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic. Since our reopening in June 2020, we have faced increased challenges in attracting and retaining qualified employees. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. There can be no assurance that we will be able to retain and motivate our employees. In addition, if we do not effectively execute succession planning and leadership development, our growth and long-term success could be hindered. We believe that a loss of the services of our executive officers and/or other personnel could have a material adverse effect on our results of operations.
We may incur delays and budget overruns with respect to current or future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.
We are currently developing a new casino resort to be called Durango, a Station Casinos Resort, on our development site on Durango Drive in the southwest Las Vegas valley, and we expect to begin development of the North Fork project in the next six months. We also continue to evaluate expansion opportunities as they become available, and in the future we may construct other new facilities or enhance our existing properties by constructing additional facilities. Such construction projects entail significant risks, including the following, any of which can give rise to delays or cost overruns:
•shortages of material or skilled labor, including due to supply chain issues that are beyond our control;
•unforeseen engineering, environmental or geological problems;
•work stoppages;
•weather interference;
•floods;
•unanticipated cost increases; and
•legal or political challenges.
The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining and maintaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to Durango, North Fork or other expansion and development projects could have a material adverse impact on our results of operations.
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
Our businesses are capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to, the Durango project and the proposed North Fork project, and acquisitions of other gaming operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.
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
Our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. The Local Joint Executive Board of Las Vegas (the “LJEBLV”) has been certified as the collective bargaining representative of non-gaming employees at Sunset Station, Green Valley Ranch, Fiesta Rancho and Fiesta Henderson. We have not yet entered into collective bargaining agreements with the bargaining units represented by the LJEBLV at any of these properties. The LJEBLV had been recognized as the collective bargaining representative for a unit of non-gaming employees at Palace Station and Boulder Station, but we no longer recognize the LJEBLV as the bargaining representative of those employees at either of those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by the LJEBLV. In an election held in December 2019, a proposed bargaining unit consisting of non-gaming employees of Red Rock rejected the

LJEBLV as their bargaining representative. The LJEBLV and the National Labor Relations Board are contesting both the withdrawal of recognition of the LJEBLV at Boulder Station and Palace Station and the election results at Red Rock and in addition have commenced an action which seeks, among other things, an order forcing us to collectively bargain with the LJEBLV at each of our resort properties. Accordingly, it is uncertain whether we will be subject to any bargaining obligation or whether we will eventually agree to enter into a collective bargaining agreement at those three or any of our properties. In addition, slot technicians are represented by the International Union of Operating Engineers, Local 501 (“Local 501”) at Palace Station, Green Valley Ranch, Sunset Station, Fiesta Henderson and Red Rock. We are bargaining with, but have not yet entered into collective bargaining agreements with, the bargaining units represented by Local 501 at any of these properties. None of our other casino properties is currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union; however, we believe that organizing efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized.
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
Any work stoppage at one or more of our casino properties, or at the Durango project or any other construction projects which may be undertaken, could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. Strikes and work stoppages involving laborers at any construction project which may be undertaken could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our financial condition and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or any construction project in the future.
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
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. As a result of such regulations, we are subject to periodic examinations by the Financial Crimes Enforcement Network (“FinCEN”) and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
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
The effects of climate change and/or increased regulation by international, national, state, regional, and local regulatory bodies of greenhouse gas emissions could materially affect our business, financial condition, results of operation and cash flows.
There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon dioxide and methane, emissions, and climate change issues. The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at COP 26 in Glasgow in November 2021.
Future regulation could impose stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. The current Administration has taken steps to further regulate GHG emissions. Those reductions could be costly and difficult to implement.
Beyond financial and regulatory effects, the projected severe effects of climate change – such as property damage or supply chain issues stemming from extreme weather events – have the potential to directly affect our facilities and operations. We recognize the impacts of climate change and are engaged in several initiatives to identify, assess, and manage the risks and opportunities associated with climate change (see “Social Responsibility and Environmental Stewardship,” above).
We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we maintain insurance that we believe is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions and our coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. To the extent that we are inadequately insured for certain types or levels of risk, we may be exposed to significant losses in the event of a catastrophe. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. Certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism or epidemics, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2021, the principal amount of our outstanding indebtedness totaled approximately $2.89 billion and we had $1.0 billion of undrawn availability under our Revolving Credit Facility, which is net of the issuance of approximately $29.4 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2021, we had $1.0 billion of undrawn availability under our Revolving Credit Facility, which is net of the issuance of approximately $29.4 million of letters of credit and similar obligations. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Red Rock is a holding company. Other than assets and liabilities related to income taxes and the tax receivable agreement, its only assets are its equity interest in Station Holdco and its voting interest in Station LLC. In connection with the IPO, Red Rock entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. Red Rock intends to cause Station Holdco to make distributions to its members, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and dividends, if any, declared by it. To the extent Station LLC or Station Holdco is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect Red Rock’s liquidity and financial condition and impair Red Rock’s ability to pay taxes and other expenses, make payments under the TRA or pay dividends on the Class A common stock.
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
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 89.6% of the combined voting power of Red Rock as of December 31, 2021. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:
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
In addition, because the Principal Equity Holders hold most of their ownership interest directly and/or indirectly through Station Holdco, rather than through Red Rock, the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, if Station Holdco makes distributions to Red Rock, the Principal Equity Holders will also be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Principal Equity Holders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the TRA, whether and when to incur new, or refinance existing, indebtedness, and whether and when Red Rock should terminate the TRA and accelerate its obligations thereunder. The structuring of future transactions may take into consideration these Principal Equity Holders’ tax or other considerations even where no similar benefit would accrue to us. For example, a disposition of real estate or other assets in a taxable transaction could accelerate then-existing obligations under the TRA, which may result in differing incentives between the Principal Equity Holders and Red Rock with respect to such a transaction. For more information, see “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
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
The payments that we may make under the TRA could be substantial. At December 31, 2021 and 2020, our liability under the TRA with respect to previously consummated transactions was $27.2 million and $27.4 million, respectively. Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2021 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates based on current assumptions. The amount of actual payments could differ materially.
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
At December 31, 2021, approximately 46 million LLC Units of Station Holdco were owned by our Continuing Owners, or 41.6% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Class B Common Stock” within Note 10 to the Consolidated Financial Statements.
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
Although we intend to pay dividends on our Class A common stock to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. The existing debt agreements of Station LLC limit the ability of Station LLC to make distributions to Station Holdco, which effectively restricts the ability of Station Holdco to distribute sufficient funds to permit Red Rock to pay dividends to its stockholders. Red Rock will be required to apply funds distributed by Station Holdco to pay taxes and make payments under the TRA. Therefore, we cannot assure you that you will receive any dividends on your Class A common stock. Accordingly, you may need to sell your shares of Class A common stock to realize a return on your investment, and you may not be able to sell your shares above the price you paid for them. See Note 10 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 89.6% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
•Durango, a Station Casinos Resort, is currently being developed on approximately 50 acres that we own in Las Vegas, Nevada.
•Palace Station, which opened in 1976, is situated on approximately 30 acres that we own in Las Vegas, Nevada.
•Boulder Station, which opened in 1994, is situated on approximately 46 acres that we own on the east side of Las Vegas, Nevada.
•Texas Station, which opened in 1995, is situated on approximately 47 acres that we own in North Las Vegas, Nevada.

•Sunset Station, which opened in 1997, is situated on approximately 75 acres that we own in Henderson, Nevada.
•Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own on the northwest side of Las Vegas, Nevada.
•Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.
•Fiesta Henderson, which we purchased in 2001, is situated on approximately 35 acres that we own in Henderson, Nevada.
•Wild Wild West, which we purchased in 1998, is situated on approximately 20 acres of land in Las Vegas, Nevada. The land on which Wild Wild West is situated is part of a 96-acre site that we own, which is being held for future development or sale.
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
We own 264 acres of developable land comprised of six strategically-located parcels in Las Vegas and Reno, each of which is zoned for casino gaming and other commercial uses. We also own two additional development sites in Las Vegas that are currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
We have completed a variety of expansion and major renovation projects at our properties. From time to time we also renovate portions of our properties, such as hotel rooms and restaurants.
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
Dividends
On December 22, 2021, we paid a special cash dividend of $3.00 per share to Class A common stockholders of record as of November 23, 2021. On February 18, 2022, we announced that our board of directors had approved the reinstatement of the Company’s regular quarterly dividend, which had been discontinued since May 2020, and had declared a cash dividend of $0.25 per share of Class A common stock to be paid on March 31, 2022 to shareholders of record as of March 15, 2022.
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. See Note 10 to the Consolidated Financial Statements for additional information about dividends.
Holders
At February 21, 2022, there were 10 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
In December 2021, we completed our previously announced tender offer and repurchased 6,884,858 shares of Class A common stock at a price of $51.50 per share for a total of $354.6 million excluding fees and expenses.
The following table presents Class A share repurchases, including those we have made pursuant to our December 2021 tender and our equity repurchase program, as well as shares withheld in satisfaction of tax withholding obligations on vested restricted stock. The Class A shares were retired upon repurchase. See Note 10 to the Consolidated Financial Statements for additional information about our equity repurchase program.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
October 31, 2021	—	$—	—	$173,871,615
November 30, 2021	389,939	49.94	389,332	154,427,339
December 31, 2021	6,884,858	51.50	—	154,427,339
Totals	7,274,797	$51.42	389,332
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
Recent Sales of Unregistered Securities—None.

Stock Performance Graph
The following graph for the period beginning on December 31, 2016 and ending on December 31, 2021 compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400”) and the Standard & Poor’s 1500 Casinos & Gaming Index (“S&P 1500 Casinos & Gaming Index”).

	Cumulative Total Return
	December 31,
	2016	2017	2018	2019	2020	2021
RRR	$100.00	$148.15	$90.51	$108.66	$115.08	$285.56
S&P MidCap 400	100.00	116.24	103.36	130.44	148.26	184.96
S&P 1500 Casinos & Gaming Index	100.00	147.00	107.86	153.85	159.37	149.39
Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    [RESERVED]
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. Financial Statements and Supplementary Data within this Annual Report on Form 10-K.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. Three of our major properties had not reopened as of December 31, 2021 as discussed within Impact of COVID-19 below. Excluding the three closed properties, we currently offer approximately 13,894 slot machines, 240 table games and 3,081 hotel rooms in the Las Vegas market. A subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021. In addition, we are currently developing a new casino resort to be called Durango, a Station Casinos Resort, on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. We commenced construction of Durango in the first quarter of 2022, and we anticipate completion approximately 18 to 24 months after construction begins.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco (“LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2021, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only assets are our equity interest in Station Holdco and our voting interest in Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2021, the unemployment rate in the Las Vegas metropolitan area was 6.0%, down from a high of 34% in April 2020. Statewide, the unemployment rate for December 2021 declined to 5.2%, as compared to 30% in April 2020. The median price of an existing single-family home in Las Vegas was at an all-time high of $425,000 at December 31, 2021, up 23% as compared to the prior year according to the Las Vegas Realtors®, continuing a trend of significant increases in home values in Las Vegas since 2012. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.4% growth rate in 2021. Due to uncertainties surrounding the ongoing pandemic, we cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
Impact of COVID-19
During 2020, our business was negatively impacted by the global COVID-19 pandemic, including the temporary state-mandated closure of all of our properties from March 17, 2020 through June 3, 2020. Although the pandemic is ongoing, on June 1, 2021, many of the state-mandated occupancy and other operational restrictions were lifted. Certain operational restrictions continued, including a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces, which was lifted on February 10, 2022.

At December 31, 2021, our Texas Station, Fiesta Rancho and Fiesta Henderson properties had not reopened. We will continue to assess the performance of the reopened properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we have no current plans to reopen any of these properties in 2022.
Subsequent to the reopening of most of our properties in June 2020, we saw favorable customer trends which continued throughout 2021, including strong visitation from our guests, including a younger demographic, increased spend per visit, more time spent on device, and increased return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, have continued to drive strong operating results in 2021. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of COVID-19 and its related variants on the United States and Las Vegas economies may affect our business in the future.
The COVID-19 pandemic and its related variants have had, and may continue to have, a detrimental impact on the United States and Las Vegas economies. We have taken steps to mitigate these and potential future effects of COVID-19 and its related variants on our results of operations through a combination of streamlining our business, optimizing our marketing initiatives, and reducing expenses. We have implemented comprehensive health and cleanliness standards designed to provide the safest and most secure environment possible for our guests and employees.
As a result of the COVID-19 pandemic, the mandatory closure of all of our properties from March 17, 2020 through June 3, 2020, and the ongoing closure of three of our properties, our operating results for the year ended December 31, 2021 and those of the prior year are not comparable.
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
Results of Operations
The following table presents information about our results of operations for the year ended December 31, 2021 compared to 2020 (dollars in thousands). Information about our results of operations for the year ended December 31, 2020 as compared to 2019 can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

	Year Ended December 31,
	2021	2020	Percent change
Net revenues	$1,617,899	$1,182,445	36.8%
Operating income	401,542	88,589	353.3%

Casino revenues	1,142,606	764,255	49.5%
Casino expenses	275,462	232,939	18.3%
Margin	75.9%	69.5%

Food and beverage revenues	245,432	192,899	27.2%
Food and beverage expenses	196,156	195,963	0.1%
Margin	20.1%	(1.6)%

Room revenues	143,916	87,035	65.4%
Room expenses	55,336	49,363	12.1%
Margin	61.5%	43.3%

Other revenues	76,746	56,279	36.4%
Other expenses	25,535	23,034	10.9%

Management fee revenue	9,199	81,977	(88.8)%

Selling, general and administrative expenses	347,090	324,644	6.9%
Percent of net revenues	21.5%	27.5%

Depreciation and amortization	157,791	231,391	(31.8)%
Write-downs and other, net	18,677	(36,522)	n/m
Loss on sale of Palms	177,664	—	n/m
Interest expense, net	103,206	128,465	(19.7)%
(Loss) gain on extinguishment/modification of debt, net	(13,492)	240	n/m
Change in fair value of derivative instruments	(215)	(21,590)	n/m
Benefit (provision) for income tax	69,287	(114,081)	n/m
Net income (loss) attributable to noncontrolling interests	112,980	(24,146)	n/m
Net income (loss) attributable to Red Rock	241,850	(150,397)	n/m
________________________________________________
n/m = not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management activities into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled Management Fee Revenue below and the results of operations of our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the year ended December 31, 2021 increased by $435.5 million to $1.62 billion as compared to $1.18 billion for the year ended December 31, 2020. Net revenues were higher across all revenue categories except management fee revenue, which decreased as we ceased to manage Graton Resort in February 2021. The improvement in net revenues was due to our continued recovery from the negative effects of the COVID-19 pandemic, despite the ongoing closure of three of our properties. As described above, all of our properties were closed from March 17, 2020 through June 3, 2020.
Operating Income. Operating income increased by $313.0 million to $401.5 million for 2021 as compared to $88.6 million for 2020. Our strong performance and the overall customer trends for the current year were consistent with the trends we have seen since our reopening in June 2020. For the year ended December 31, 2021, our operating income was negatively impacted by a $177.7 million loss on the sale of Palms Casino Resort (“Palms”). For the year ended December 31, 2020, our operating income was negatively impacted by the temporary closure of all of our properties as described under Impact of COVID-19 above, as well as the state-mandated occupancy, social distancing and other restrictions in place subsequent to our reopening. Additional information about factors impacting our operating income are discussed below.
Casino.  Casino revenues increased by 49.5% and casino expenses increased by 18.3% for the year ended December 31, 2021 as compared to 2020, as all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. Subsequent to reopening on June 4, 2020 and throughout 2021, the higher volume and corresponding revenue we have experienced across all categories of casino operations was a result of strong and consistent visitation from our guests, including a younger demographic and the continued return of our core customers. For 2021, slot handle increased by 42.4%, table games drop increased by 33.1% and our hold percentages were consistent as compared to 2020. Race and sports write also increased by 60.8%, as many sporting events were postponed or cancelled in 2020. Casino expenses were higher for the year ended December 31, 2021 as compared to 2020 commensurate with the higher revenues, primarily due to gaming taxes.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering. For the year ended December 31, 2021, food and beverage revenue increased by 27.2% as compared to 2020. Since reopening in June 2020, all of our restaurants at our open properties are operating, with the exception of the buffets, which we expect to remain closed. The number of restaurant guests served increased by 38.8% and the average guest check increased by 10.9% for 2021 as compared to 2020, excluding the buffets. Food and beverage expenses for the year ended December 31, 2021 as compared to the prior year effectively remained flat, as the absence of buffet expenses and related employee costs was offset by increased costs of sales from a full year of operating all of our other restaurants at our open properties.
Room. Information about our hotel operations is presented below:

	Year Ended December 31,
	2021	2020
Occupancy	75.0%	65.4%
Average daily rate	$152.20	$118.01
Revenue per available room	$114.13	$77.17
For the year ended December 31, 2021 as compared to 2020, room revenues increased by 65.4% and room expenses increased by 12.1%, as domestic travel and demand recovered from the effects of the COVID-19 pandemic. Our ADR improved by 29.0%, our revenue per available room improved by 47.9% and our occupancy rate improved by 9.6 percentage points for 2021 as compared to 2020. Room revenues for the prior year reflected the impact of decreased travel amid the pandemic and the temporary closure of all of our properties for part of the first quarter of 2020 and most of the second quarter of 2020. Room expenses were higher for the year ended December 31, 2021 as compared to 2020 commensurate with the higher revenues and increased occupancy.
Other. Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. For the year ended December 31, 2021, other revenues and other expenses increased 36.4% and 10.9%, respectively, as compared to the prior year due to the easing of state-mandated occupancy, social distancing and other restrictions, which increased our ability to offer non-gaming amenities at our reopened properties. In addition, other revenues for the prior year were negatively impacted by the closure of all of our properties for part of the first quarter of 2020 and most of the second quarter of 2020.
Management Fee Revenue. Management fee revenue primarily represents fees earned from our agreement with a Native American tribe to manage Graton Resort. For 2021 as compared to 2020, management fee revenue decreased by 88.8% as we ceased to manage Graton Resort on February 5, 2021.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 6.9% to $347.1 million for the year ended December 31, 2021 as compared to $324.6 million for the prior year. The increase in SG&A expenses as compared to the prior year was primarily due to higher employee costs. In addition, SG&A expenses were lower for the year ended December 31, 2020 because all of our properties were closed for part of the first quarter of 2020 and most of the second quarter of 2020. As a percentage of net revenue, SG&A expenses decreased by 6.0 percentage points for 2021 as compared to 2020.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2021 decreased to $157.8 million as compared to $231.4 million for 2020. As a result of the sale of Palms, we ceased recognizing depreciation and amortization expense for the property as of April 1, 2021. Depreciation expense also decreased due to certain assets becoming fully depreciated. Amortization expense decreased primarily due to the Graton Resort management agreement becoming fully amortized in the fourth quarter of 2020.
Write-downs and other, net. Write-downs and other, net, include gains and losses on asset disposals, severance, preopening and redevelopment, business innovation and technology enhancements and non-routine expenses. For the year ended December 31, 2021, write-downs and other, net was a gain of $18.7 million, primarily representing gains on land sales. For the year ended December 31, 2020, write-downs and other, net was a loss of $36.5 million, which included net losses on asset disposals, including the write-off of assets due to the closure of the Company’s buffets; severance, including insurance benefits through September 2020 for employees who were terminated in connection with the Company’s workforce reduction in May 2020; and asset write-offs related to various technology projects.
Loss on Sale of Palms. For the year ended December 31, 2021, we recognized a $177.7 million loss on the sale of Palms, which we sold for $650 million in December 2021.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2021	2020
Interest cost, net of interest income	$93,919	$117,993
Amortization of debt discount and debt issuance costs	9,592	10,472
Capitalized interest	(305)	—
Interest expense, net	$103,206	$128,465
Interest expense, net, for the year ended December 31, 2021 was $103.2 million as compared to $128.5 million for 2020. The decrease in interest expense, net was due to lower variable interest rates applicable to our credit facility as well as lower average outstanding indebtedness. Beginning in February 2020, the variable interest rates applicable to our credit facility declined and have remained very low through December 31, 2021 in response to economic and growth uncertainty in the financial markets due to the COVID-19 pandemic. Additional information about our long-term debt is included in Note 7 to the Consolidated Financial Statements.
(Loss) Gain on Extinguishment/Modification of Debt, net. For the year ended December 31, 2021, we recognized a loss of $13.5 million on extinguishment of debt as a result of the redemption of our 5.00% Senior Notes. For the year ended December 31, 2020, we recognized a net gain of $0.2 million comprising a gain of $12.7 million on repurchases of $96.6 million of our outstanding indebtedness, partially offset by a loss of $12.5 million related to amendments to our credit facility in February 2020.
Change in Fair Value of Derivative Instruments. Our interest rate swaps expired in July 2021. For the year ended December 31, 2021, we recognized a net loss of $0.2 million in the fair value of our interest rate swaps, as compared to a net loss of $21.6 million for 2020. The losses in the prior year were primarily due to downward movements in the forward interest rate curve.

Benefit (Provision) for Income Tax. For the year ended December 31, 2021, we recognized an income tax benefit of $69.3 million as compared to income tax expense of $114.1 million for the prior year. For the year ended December 31, 2021, we reversed the valuation allowance on our deferred tax assets that had been recognized in the prior year due to the uncertainty of realizing certain tax benefits as a result of the COVID-19 pandemic. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. Our effective tax rate of (24.3)% for 2021 was less than the statutory rate with differences primarily related to the reversal of the valuation allowance, as well as net income attributable to noncontrolling interest, tax credits and permanent items.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests for the years ended December 31, 2021 and 2020 represented the portion of net income (loss) attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2021 and 2020 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management activities.

	Year Ended December 31,
	2021	2020
Net revenues
Las Vegas operations	$1,602,438	$1,094,442
Native American management	8,292	81,440
Reportable segment net revenues	1,610,730	1,175,882
Corporate and other	7,169	6,563
Net revenues	$1,617,899	$1,182,445

Net income (loss)	$354,830	$(174,543)
Adjustments
Depreciation and amortization	157,791	231,391
Share-based compensation	12,728	10,886
Write-downs and other, net	(18,677)	36,522
Loss on sale of Palms	177,664	—
Operating losses from Palms assets held for sale	6,211	—
Interest expense, net	103,206	128,465
Loss (gain) on extinguishment/modification of debt, net	13,492	(240)
Change in fair value of derivative instruments	215	21,590
(Benefit) provision for income tax	(69,287)	114,081
Other	2,818	333
Adjusted EBITDA	$740,991	$368,485

Adjusted EBITDA
Las Vegas operations	$785,932	$335,134
Native American management	7,809	77,440
Corporate and other	(52,750)	(44,089)
Adjusted EBITDA	$740,991	$368,485

The year-over-year changes in Adjusted EBITDA were due to the factors described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income (loss), Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other, net, loss on sale of Palms, operating losses from Palms assets held for sale, interest expense, net, loss (gain) on extinguishment/modification of debt, net, change in fair value of derivative instruments, (benefit) provision for income tax and other.
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
Holding Company Financial Information
The indentures governing the 4.50% Senior Notes and the 4.625% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes and the liability relating to the tax receivable agreement (“TRA”).
At December 31, 2021, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $3.3 million, $98.6 million of deferred tax assets, net, a $27.2 million noncurrent liability under the TRA and $2.1 million of other current liabilities that are solely liabilities of the Holding Company. At December 31, 2020, the Holding Company had a $27.4 million noncurrent liability under the TRA and $0.6 million of other current liabilities.
For the year ended December 31, 2021, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had net income of $70.6 million primarily representing an income tax benefit related to the reversal of a valuation allowance against its deferred tax assets. For the year ended December 31, 2020, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had a net loss of $114.2 million primarily representing a provision for income tax to establish a full valuation allowance against its deferred tax assets.
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
At December 31, 2021, we had $275.3 million in cash and cash equivalents, and Station LLC’s borrowing availability under its revolving credit facility was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. See Note 7 to the Consolidated Financial Statements for more information about our long-term debt.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for 2022 include (i) approximately $300.0 million to $400.0 million for investment capital expenditures, including the development of Durango, (ii)

approximately $75.0 million to $100.0 million for maintenance capital expenditures at our existing properties, (iii) required principal and interest payments on Station LLC’s indebtedness totaling $25.9 million and $99.2 million, respectively, (iv) dividends to our Class A common stockholders, and (v) distributions to noncontrolling interest holders of Station Holdco, including “tax distributions”, which may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
In February 2022, Station Holdco paid a distribution of $24.9 million to all LLC Unit holders, of which approximately $14.6 million was distributed to Red Rock and approximately $10.3 million was distributed to the other unit holders of Station Holdco. In addition, on February 18, 2022, our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 31, 2022 to shareholders of record as of March 15, 2022. Prior to the payment of the dividend on March 31, 2022, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2021, such obligations with respect to previously consummated transactions totaled $27.2 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. The timing of payments under the TRA may vary. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
In February 2019, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of our Class A common stock. In February 2021, our board of directors approved an extension of the equity repurchase program through December 31, 2022. In September 2021, our board of directors approved an increase in the aggregate amount authorized under the equity repurchase program to $300 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. For the year ended December 31, 2021, we repurchased 3,517,043 shares of our Class A common stock at a weighted-average price of $40.59 per share in open market transactions, and we have $154.4 million of remaining repurchases authorized under the program. In December 2021, we purchased 6,884,858 shares of our issued and outstanding Class A common stock for an aggregate purchase price of $354.6 million and a price per share of $51.50 (the “2021 Equity Tender”) pursuant to a "modified Dutch Auction" tender offer, and the shares were retired upon repurchase. The Class A share repurchases made under the tender offer were not a part of the Company’s publicly-announced equity repurchase program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We expect that cash on hand, cash generated from operations and, to the extent necessary, borrowings available under the credit facility, will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months. We regularly assess our projected cash requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets, all of which may be adversely impacted by the ongoing COVID-19 pandemic. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$609,963	$212,790
Investing activities	586,259	(69,557)
Financing activities	(1,014,672)	(150,443)
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
Net cash provided by operating activities for the year ended December 31, 2021 totaled $610.0 million, compared to $212.8 million for 2020. An increase in gaming revenues, favorable customer trends and cost reduction measures implemented in the second quarter of 2020 drove strong operating results in 2021. For 2020, operating cash flows were negatively impacted by the onset of the COVID-19 pandemic, including the mandatory closure of all of our properties for part of the first quarter of 2020 and most of the second quarter of 2020, the effects of state-mandated occupancy and social distancing restrictions subsequent to reopening, reduced consumer confidence, discretionary spending and travel, and the continued closure of three of our properties.
Cash Flows from Investing Activities
For the year ended December 31, 2021, cash inflows from investing activities included cash proceeds from the sale of Palms of $650.0 million, less transaction costs and other adjustments, and $35.4 million from the sale of certain land parcels in Reno and Las Vegas. In addition, during 2021 and 2020, cash paid for capital expenditures totaled $61.3 million and $58.5 million, respectively.
Cash Flows from Financing Activities
For the year ended December 31, 2021, we redeemed $530.3 million in outstanding principal amount of 5.00% Senior Notes and paid redemption premiums of $9.8 million. In November 2021, we issued $500.0 million in principal amount of 4.625% Senior Notes due 2031. For the year ended December 31, 2021, we also paid $500.9 million to repurchase approximately 10.4 million shares of our Class A common stock, which included $354.6 million for the 2021 Equity Tender described above. For the year ended December 31, 2021, we paid cash distributions totaling $237.2 million to the noncontrolling interest holders of Station Holdco, and in December 2021, we paid a special cash dividend of $3.00 per share to holders of our Class A common stock.
For the year ended December 31, 2020, we reduced our outstanding indebtedness by $129.9 million. In February 2020, we issued $750.0 million in principal amount of 4.50% Senior Notes, the proceeds of which were used to repay a portion of the amounts outstanding under the credit facility, to pay fees and costs associated with the offering and for general corporate purposes. In March 2020, we drew $997.5 million under our revolving credit facility to secure our liquidity position and preserve financial flexibility amid the COVID-19 pandemic, all of which was repaid during 2020. In addition, for the year ended December 31, 2020, we paid $82.6 million to repurchase $96.6 million in principal amount of our outstanding indebtedness, primarily our senior notes. We also paid $7.3 million in dividends to Class A common stockholders and $4.6 million in cash distributions to noncontrolling interest holders of Station Holdco, as well as $22.9 million in fees and costs related to the amendment of the credit facility and the new senior notes.
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
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility, measured as of the end of each quarter. As most recently amended in February 2020, these financial ratio covenants include an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the credit facility, ranging from 6.50 to 1.00 at December 31, 2021 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the term loan B facility if the lenders providing the term loan A facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. We believe Station LLC was in compliance with all applicable covenants at December 31, 2021
Off-Balance Sheet Arrangements
At December 31, 2021, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. Our derivative instruments expired in July 2021 as described in Note 8 to the Consolidated Financial Statements. At December 31, 2021, we had outstanding letters of credit and similar obligations totaling $29.4 million.
Inflation
We do not believe inflation has had a significant effect on our results of operations during 2021 or 2020. However, commodity prices have recently increased and become more volatile, and we are experiencing price inflation in food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls and adjusting prices.
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
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities, as well as regulation by gaming authorities in the other jurisdictions in which we operate, including the NIGC and the California Gambling Control Commission. We will also be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future. For a more complete description of our regulatory requirements, see Item 1. Business—Regulation and Licensing.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session, and the most recent special legislative session ended on November 16, 2021. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
In January 2020, the Clark County Education Association (“CCEA”) filed a ballot initiative to increase the Nevada gaming tax by three percentage points, from 6.75 percent to 9.75 percent. Although CCEA subsequently withdrew the petition and no longer supports it, it is not clear that the petition can be withdrawn from the ballot following signature qualification. CCEA has commenced a legal challenge against the Secretary of State to withdraw the initiative. If the initiative is not withdrawn, it will be voted on during the November 8, 2022, general election. If the voters approve the ballot initiative, the gaming tax increase would become effective on January 1, 2023.

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
In December 2021, Station LLC sold all of its equity interests in Palms Casino Resort, (“Palms”) to a third-party buyer for aggregate consideration of $650.0 million. The transaction resulted in a loss on sale of $177.7 million, which included an asset impairment charge to reduce the carrying amount of Palms’ net assets to their estimated fair value less costs to sell.
As of December 31, 2021, our Texas Station, Fiesta Henderson and Fiesta Rancho properties had not reopened, and we have no current plans to reopen any of these properties in 2022. We determined these ongoing closures to be an indicator of potential impairment at those reporting units. Accordingly, we tested the long-lived assets of those reporting units for impairment by comparing the estimated future undiscounted cash flows of those properties to the carrying amounts of the reporting units. Our cash flow projections were based on a number of assumptions that are highly judgmental due to the uncertainties surrounding the ongoing pandemic, including economic conditions, the projected timing of reopening of the properties, potential changes in regulations, such as operational and travel restrictions, and consumer preferences. Based on our undiscounted cash flow analysis, no impairment charges were recognized. However, we cannot predict the future impact or duration of the ongoing negative effects of the COVID-19 pandemic and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.
Property and Equipment. At December 31, 2021, the carrying amount of our property and equipment was approximately $2.0 billion, which represents 64.0% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Finite-Lived Intangible Assets. Our finite-lived intangibles assets primarily include assets related to our customer relationships and management contracts. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Whenever events or circumstances occur that change the estimated remaining useful life of an asset, we account for the change prospectively.
Goodwill. We test our goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.
When performing goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes in facts and circumstances, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
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
At December 31, 2021, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our most recent annual goodwill testing date, the estimated fair value of each of our properties with goodwill exceeded its respective carrying value by a significant amount. If the fair value of any of these properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in other significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2021, the carrying amount of our indefinite-lived intangible assets totaled $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on the present value of estimated royalties avoided through ownership of the assets. The fair values of our indefinite-lived intangible assets are highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
Native American Development Costs. We incur certain costs associated with our development and management agreements with Native American tribes which are reimbursable by the tribes, and we capitalize these costs as long-term assets. The assets are typically transferred to the tribe at such time as the tribe secures financing, or the gaming facility is completed. We earn a return on the costs incurred for the acquisition and development of Native American projects. Due to the uncertainty surrounding the timing and amount of the stated return, we recognize the return when it is received. Development costs and the related return are typically repaid by the tribe from a project’s financing or from operating cash flows of the casino after opening. Accordingly, the recoverability of our development costs is highly dependent upon the tribe’s success in obtaining financing and our ability to operate the project successfully upon its completion. Our evaluation of the recoverability of our Native American development costs requires us to apply a significant amount of judgment.

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
Each reporting period, we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. If we subsequently determine that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed. On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence.
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
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and we may use interest rate swaps to limit cash flow variability on a portion of our variable-rate debt. Borrowings under our credit agreements bear interest at a margin above LIBOR or base rate (each as defined in the credit agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
The interest rate per annum applicable to loans under our credit facility is, at our option, either LIBOR plus a margin or a base rate plus a margin. Certain U.S. dollar LIBOR rates and all non-U.S. dollar LIBOR rates were discontinued as of December 31, 2021. However, the discontinuation date of the most commonly used tenors for U.S. dollar LIBOR (overnight, and one, three, six and 12 months) has been extended to June 30, 2023. The LIBOR rates applicable to loans under our credit facility are included in the group of U.S. dollar rates that will be discontinued on June 30, 2023. The credit facility permits the administrative agent to approve a comparable successor base rate when LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to work with our lenders to ensure the transition away from LIBOR will have minimal impact on our financial condition, but we can provide no assurance regarding the impact of the discontinuation of LIBOR.
At December 31, 2021, $1.7 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 1.50% to 2.25%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our credit facility ranged from 0.11% to 0.25%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2021. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2021, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $16.6 million.
Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2021 (dollars in millions):

	Expected maturity date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$1.1	$1.2	$1.2	$37.1	$0.1	$1,191.2	$1,231.9	$1,239.1
Weighted-average interest rate	3.83%	3.83%	3.83%	3.80%	6.00%	4.55%

Variable rate (a)	$24.8	$24.8	$24.8	$159.4	$15.3	$1,411.9	$1,661.0	$1,648.0
Weighted-average interest rate	2.16%	2.16%	2.16%	1.69%	2.50%	2.50%
____________________________________
(a)    Based on variable interest rates and margins in effect at December 31, 2021.
Additional information about our long-term debt is included in Note 7 to the Consolidated Financial Statements.
From time to time we use interest rate swaps to hedge a portion of our variable-rate debt, and we do not use derivative financial instruments for trading or speculative purposes. All of our interest rate swaps expired in July 2021. See Note 8 to the Consolidated Financial Statements for additional information about our previous interest rate swaps.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Valuation of Long-lived Assets at Operating Properties Closed as of December 31, 2021
Description of the Matter
At December 31, 2021, the Company’s long-lived assets totaled $2.6 billion. As discussed in Note 2, the Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to the asset’s carrying amount. If the undiscounted future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and the carrying amount. The Company’s long-lived asset impairment tests are performed at the reporting unit level. Management uses judgment to determine the severity of the events or changes in circumstances that may be indicators that the carrying amount of an asset is not recoverable. As a result of the effects of the COVID-19 pandemic, three of the Company’s properties have not reopened as of December 31, 2021. The Company will continue to assess the performance of its open properties, as well as the recovery of the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. Management determined the ongoing closures to be an indicator of potential impairment at the reporting unit levels for the three closed properties. Based on the undiscounted expected future cash flows for the respective reporting units, no impairment was recorded. Auditing the Company’s impairment assessments was challenging and involved a high degree of judgment. The assumptions used by management are highly subjective and judgmental and incorporate inherent uncertainties that are difficult to predict in the current economic environment. These specific assumptions are comprised of the projected reopening timeline and the expected future cash flows. Changes to management’s assumptions could have a material effect on management’s determination of whether the assets need to be tested for recoverability as of a reporting date.

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

To test the Company’s evaluation of indicators of impairment for long-lived assets, our audit procedures included, among others, assessing the methodologies and testing the completeness and accuracy of the Company’s analysis of events or changes in circumstances. To test the Company’s undiscounted cash flow analyses for the three operating properties, we compared projected amounts to historical results, including sensitivity analyses on EBITDA growth rates and the projected reopening timelines.

                                /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 25, 2022

RED ROCK RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$275,281	$121,176
Restricted cash	—	4,529
Receivables, net	36,739	35,130
Inventories	11,734	13,079
Prepaid gaming tax	26,745	24,316
Prepaid expenses and other current assets	20,416	13,827
Assets held for sale	58,225	12,600
Total current assets	429,140	224,657
Property and equipment, net	2,009,608	2,857,973
Goodwill	195,676	195,676
Intangible assets, net	87,172	100,817
Land held for development	186,710	258,042
Investments in joint ventures	6,087	8,162
Native American development costs	34,094	22,149
Deferred tax asset, net	98,625	—
Other assets, net	93,221	72,478
Total assets	$3,140,333	$3,739,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,466	$11,208
Accrued interest payable	14,320	20,128
Other accrued liabilities	147,109	146,077
Current portion of long-term debt	25,921	22,844
Total current liabilities	204,816	200,257
Long-term debt, less current portion	2,827,603	2,879,163
Other long-term liabilities	30,723	28,499
Payable to related parties pursuant to tax receivable agreement	27,158	27,394
Total liabilities	3,090,300	3,135,313
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 61,426,605 and 71,228,168 shares issued and outstanding at December 31, 2021 and 2020, respectively	614	712
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 and 46,085,804 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	55,028	385,579
Retained earnings (accumulated deficit)	3,851	(33,071)
Accumulated other comprehensive loss	—	(623)
Total Red Rock Resorts, Inc. stockholders’ equity	59,494	352,598
Noncontrolling interest	(9,461)	252,043
Total stockholders’ equity	50,033	604,641
Total liabilities and stockholders’ equity	$3,140,333	$3,739,954

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating revenues:
Casino	$1,142,606	$764,255	$984,253
Food and beverage	245,432	192,899	481,558
Room	143,916	87,035	192,305
Other	76,746	56,279	106,773
Management fees	9,199	81,977	91,645
Net revenues	1,617,899	1,182,445	1,856,534
Operating costs and expenses:
Casino	275,462	232,939	351,043
Food and beverage	196,156	195,963	465,505
Room	55,336	49,363	81,064
Other	25,535	23,034	52,329
Selling, general and administrative	347,090	324,644	416,355
Depreciation and amortization	157,791	231,391	222,211
Write-downs and other, net	(18,677)	36,522	82,026
Loss on sale of Palms	177,664	—	—
	1,216,357	1,093,856	1,670,533
Operating income	401,542	88,589	186,001
Earnings from joint ventures	3,293	1,097	1,928
Operating income and earnings from joint ventures	404,835	89,686	187,929
Other (expense) income:
Interest expense, net	(103,206)	(128,465)	(156,679)
(Loss) gain on extinguishment/modification of debt, net	(13,492)	240	(19,939)
Change in fair value of derivative instruments	(215)	(21,590)	(19,467)
Other	(2,379)	(333)	(315)
	(119,292)	(150,148)	(196,400)
Income (loss) before income tax	285,543	(60,462)	(8,471)
Benefit (provision) for income tax	69,287	(114,081)	1,734
Net income (loss)	354,830	(174,543)	(6,737)
Less: net income (loss) attributable to noncontrolling interests	112,980	(24,146)	(3,386)
Net income (loss) attributable to Red Rock Resorts, Inc.	$241,850	$(150,397)	$(3,351)

Earnings (loss) per common share (Note 15):
Earnings (loss) per share of Class A common stock, basic	$3.50	$(2.13)	$(0.05)
Earnings (loss) per share of Class A common stock, diluted	$2.84	$(2.13)	$(0.05)

Weighted-average common shares outstanding:
Basic	69,071	70,542	69,565
Diluted	116,452	70,542	69,565

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$354,830	$(174,543)	$(6,737)
Other comprehensive income (loss), net of tax:
Loss on interest rate swaps from reclassifications into income	—	(360)	(2,600)
Minimum pension liability adjustment, net	1,137	(196)	(486)
Other comprehensive income (loss), net of tax	1,137	(556)	(3,086)
Comprehensive income (loss)	355,967	(175,099)	(9,823)
Less: comprehensive income (loss) attributable to noncontrolling interests	113,513	(24,723)	(4,743)
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$242,454	$(150,376)	$(5,080)

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	69,663	$697	46,884	$1	$361,970	$155,869	$1,083	$297,375	$816,995
Net loss	—	—	—	—	—	(3,351)	—	(3,386)	(6,737)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,729)	(1,357)	(3,086)
Share-based compensation	—	—	—	—	16,816	—	—	—	16,816
Distributions	—	—	—	—	—	—	—	(18,743)	(18,743)
Dividends declared	—	—	—	—	—	(28,095)	—	—	(28,095)
Issuance of restricted stock awards, net of forfeitures	426	4	—	—	(4)	—	—	—	—
Repurchases of Class A common stock	(15)	—	—	—	(376)	—	—	—	(376)
Stock option exercises	334	3	—	—	6,704	—	—	—	6,707
Exchanges of noncontrolling interests for Class A common stock	57	1	(57)	—	368	—	1	(370)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(213)	—	—	—	(213)
Net deferred tax assets resulting from stock option exercises and exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(671)	—	—	—	(671)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(8,365)	—	4	8,361	—
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(150,397)	—	(24,146)	(174,543)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21	(577)	(556)
Share-based compensation	—	—	—	—	10,889	—	—	—	10,889

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends declared	—	—	—	—	—	(7,097)	—	—	(7,097)
Issuance of restricted stock awards, net of forfeitures	(7)	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(7)	—	—	—	(81)	—	—	—	(81)
Stock option exercises	36	—	—	—	397	—	—	—	397
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,914)	—	(4)	3,918	—
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net income	—	—	—	—	—	241,850	—	112,980	354,830
Other comprehensive income, net of tax	—	—	—	—	—	—	604	533	1,137
Share-based compensation	—	—	—	—	12,761	—	—	—	12,761
Distributions	—	—	—	—	—	—	—	(237,160)	(237,160)
Dividends declared	—	—	—	—	—	(204,928)	—	—	(204,928)
Issuance of restricted stock awards, net of forfeitures	114	1	—	—	(1)	—	—	—	—
Repurchases of Class A common stock	(10,421)	(104)	—	—	(500,790)	—	—	—	(500,894)
Stock option exercises, net of tax withholding	506	5	—	—	(1,526)	—	—	—	(1,521)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests	—	—	—	—	(641)	—	—	—	(641)
Net deferred tax assets resulting from LLC Unit repurchases	—	—	—	—	24,630	—	—	—	24,630
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	137,239	—	20	(137,259)	—
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$—	$(9,461)	$50,033

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$354,830	$(174,543)	$(6,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,791	231,391	222,211
Change in fair value of derivative instruments	215	21,590	19,467
Reclassification of unrealized gain on derivative instruments into income	—	(1,351)	(2,843)
Write-downs and other, net	(20,947)	17,424	7,194
Loss on sale of Palms	177,664	—	—
Amortization of debt discount and debt issuance costs	9,592	10,472	16,421
Share-based compensation	12,728	10,886	16,848
Loss (gain) on extinguishment/modification of debt, net	13,492	(240)	19,939
Deferred income tax	(74,161)	114,081	(1,735)
Changes in assets and liabilities:
Receivables, net	(1,311)	16,425	(1,072)
Inventories and prepaid expenses	(14,406)	10,344	(397)
Accounts payable	7,367	(21,411)	9,686
Accrued interest payable	(4,314)	12,651	59
Other accrued liabilities	(5,358)	(35,384)	16,314
Other, net	(3,219)	455	1,277
Net cash provided by operating activities	609,963	212,790	316,632
Cash flows from investing activities:
Capital expenditures, net of related payables	(61,295)	(58,496)	(353,269)
Net proceeds from asset sales	678,413	580	938
Acquisition of land held for development	(4,650)	—	(57,354)
Native American development costs	(12,890)	(2,284)	(804)
Net settlement of derivative instruments	(13,467)	(14,013)	11,023
Other, net	148	4,656	(5,671)
Net cash provided by (used in) investing activities	586,259	(69,557)	(405,137)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	675,000	1,057,500	690,000
Payments under credit agreements with original maturity dates greater than three months	(696,278)	(1,922,375)	(527,449)
Proceeds from issuance of Senior Notes	500,000	750,000	—
Redemption of Senior Notes	(530,333)	—	—
Cash paid for early extinguishment of debt	(9,754)	(8,791)	(19,636)
Distributions to members and noncontrolling interests	(237,160)	(4,620)	(18,743)
Repurchases of Class A common stock	(500,894)	(81)	(376)
Exchanges of noncontrolling interest for cash	(2,822)	—	—
Dividends paid	(203,834)	(7,307)	(27,899)
Payment of debt issuance costs	(5,961)	(14,091)	(3,619)
Borrowings on other debt	—	—	42,643
Payments on other debt	(1,115)	(1,075)	(38,167)
Other, net	(1,521)	397	6,408
Net cash (used in) provided by financing activities	(1,014,672)	(150,443)	103,162
Increase (decrease) in cash, cash equivalents and restricted cash	181,550	(7,210)	14,657
Balance, beginning of year	125,705	132,915	118,258
Balance, end of year	$307,255	$125,705	$132,915
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$275,281	$121,176	$128,835
Restricted cash	—	4,529	4,080
Restricted cash included in Other assets, net	31,974	—	—
Balance, end of year	$307,255	$125,705	$132,915

Supplemental cash flow disclosures:
Cash paid for interest, net of $305, $0 and $2,777 capitalized, respectively	$97,964	$109,043	$143,134
Cash paid for income taxes, net of refunds received	$4,139	$—	$(64)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$15,439	$2,931	$30,626

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates nine major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2021, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
Impact of the COVID-19 Pandemic
During 2020, the global pandemic caused by a new strain of coronavirus (“COVID-19”) had a detrimental impact on the United States and Las Vegas economies and negatively impacted the Company’s business. All of the Company’s Las Vegas properties were temporarily closed on March 17, 2020 in compliance with a statewide emergency order mandating the closure of Nevada casinos. On June 4, 2020, the Company reopened its Red Rock, Green Valley Ranch, Santa Fe Station, Boulder Station, Palace Station and Sunset Station properties, as well as its Wildfire properties, subject to state-mandated occupancy and other operational restrictions. At December 31, 2021, the Texas Station, Fiesta Henderson and Fiesta Rancho properties had not reopened. The Company will continue to assess the performance of its open properties, as well as the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. The Company has no current plans to reopen any of these properties in 2022.
While the COVID-19 pandemic is ongoing, many of the state-mandated occupancy and other operational restrictions that were first imposed in March 2020 were lifted as of June 1, 2021. Certain operational restrictions continued, including a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces, which was lifted on February 10, 2022. As a result of the pandemic, the temporary closure of all of the Company’s properties from March 17, 2020 through June 3, 2020 and the ongoing closure of three of its properties, the Company’s operating results for the year ended December 31, 2021 are not comparable with those of the prior years presented.
A subsidiary of Station LLC managed Graton Resort, a casino in northern California, on behalf of a Native American tribe through February 5, 2021. The property was temporarily closed from March 17, 2020 through June 17, 2020 as a result of the COVID-19 pandemic. The management agreement was originally expected to expire in November 2020 but was extended as a result of the pandemic through February 5, 2021, when the Native American tribe terminated the Company’s management role at the facility. Whether the management agreement provided for an additional extension beyond that date is in dispute.
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
Noncontrolling Interest in Station Holdco
Noncontrolling interest in Station Holdco represents the LLC Units held by certain owners who held such units prior to the Company’s 2016 initial public offering (the “IPO” and such owners, the “Continuing Owners”). Noncontrolling interest is reduced when Continuing Owners exchange their LLC Units, along with an equal number of shares of Class B common stock,

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for shares of Class A common stock. The noncontrolling interest holders’ ownership percentage of LLC Units is increased when LLC Units held by Red Rock are repurchased by Station Holdco, typically in connection with the Company’s repurchases of its issued and outstanding shares of its Class A common stock.
The ownership of the LLC Units is summarized as follows:

	December 31, 2021		December 31, 2020
	Units	Ownership %	Units	Ownership %
Red Rock	64,425,248	58.4%	71,228,168	60.7%
Noncontrolling interest holders	45,985,804	41.6%	46,085,804	39.3%
Total	110,411,052	100.0%	117,313,972	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the year ended December 31, 2021, rebalancing was due primarily to Station Holdco’s repurchase of LLC Units from Red Rock in connection with the Company’s repurchases of Class A shares.
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
Restricted Cash
At December 31, 2021, restricted cash consisted of land sale proceeds of $32.0 million held by a qualified intermediary for potential use in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, which is classified as a noncurrent asset within Other assets, net on the Company’s Consolidated Balance Sheet. At December 31, 2020, restricted cash consisted of reserve funds for the Company’s condominium operations at Palms Casino Resort, which the Company sold on December 17, 2021.
Receivables, Net and Credit Risk
The Company’s accounts receivable primarily represent receivables from contracts with customers and consist mainly of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Receivables are initially recorded at cost and an allowance for credit losses is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is based on an expected loss model and is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2021 and 2020, the allowance for credit losses was $7.3 million and $8.2 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable of completion within one year and the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less cost to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on market comparables, solicited offers or a discounted cash flow model. In subsequent periods, the valuation allowance may be adjusted based on changes in management’s estimate of fair value less cost to sell. Depreciation and amortization of long-lived assets are not recorded during the period in which such assets are classified as held for sale. At December 31, 2021, assets held for sale represented undeveloped land in Las Vegas. At December 31, 2020, assets held for sale represented undeveloped land in Reno that was sold in 2021. In the second quarter of 2021, two parcels of land with a carrying amount of $24.3 million that were previously classified as held for sale were reclassified to Land held for development as of December 31, 2020 because they no longer met the held for sale criteria.
In December 2021, the Company sold all of its equity interests in Palms Casino Resort (“Palms”) to a third-party buyer for aggregate consideration of $650.0 million. The transaction resulted in a loss on sale of $177.7 million, which included an asset impairment charge to reduce the carrying amount of Palms’ net assets to their estimated fair value less costs to sell. For the years ended December 31, 2021, 2020 and 2019, Palms generated net revenues of $18.8 million, $56.6 million and $278.8 million, respectively, and pretax losses of $206.1 million (including the loss on sale), $98.3 million and $157.4 million, respectively.
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
Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization of property and equipment commences when the asset is placed in service. When an asset is retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and the gain or loss on disposal is recognized within Write-downs and other, net.
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
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes that are reimbursable by such tribes. These costs are capitalized as long-term assets as incurred, and primarily include costs associated with the acquisition of land and development of the gaming facility. The assets typically are transferred to the Native American tribe when it secures financing or the gaming facility is completed. Upon transfer of the assets to the Native

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
American tribe, any remaining carrying amount that has not yet been recovered from the tribe is reclassified to a long-term receivable.
The Company earns a return on the costs incurred for the acquisition and development of Native American development projects. Repayment of the advances and the related return typically is funded from the tribe’s financing, from the cash flows of the gaming facility, or both. Due to the uncertainty surrounding the timing and amount of the stated return, the Company recognizes the return when it is received.
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
At December 31, 2021 and 2020, the Company’s Native American development costs were related to development and management agreements with the North Fork Rancheria of Mono Indians. See Note 5 for additional information.
Goodwill
The Company tests its goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
When performing its goodwill impairment testing, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes in facts and circumstances, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the asset is impaired, it then performs a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finite-lived Intangible Assets
The Company’s finite-lived intangibles primarily include assets related to its customer relationships and management contracts. The Company amortizes its finite-lived intangible assets over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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
Impairment of Long-lived Assets
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company typically uses a discounted cash flow model or market comparables. The Company’s long-lived asset impairment tests are performed at the reporting unit level.
The estimation of undiscounted future cash flows involves significant judgment by management. The Company’s estimates of future cash flows expected to be generated by an asset or asset group are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to its properties. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.
As of December 31, 2021 and 2020, the Company’s Texas Station, Fiesta Henderson and Fiesta Rancho properties had not reopened, and management determined the ongoing closures to be an indicator of potential impairment at those respective reporting unit levels. Based on the undiscounted expected future cash flows, no impairment was recorded. The Company will continue to assess the performance of its open properties, as well as the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and it has no current plans to reopen any of these properties in 2022.
In the first quarter of 2021, the Company recognized an asset impairment charge related to the sale of Palms. See Assets Held for Sale above for additional information.
Land Held for Development
At December 31, 2021, the Company owned approximately 264 acres of land comprising six strategically-located parcels in Las Vegas and Reno, each of which is zoned for casino gaming and other uses.
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
Derivative Instruments
The Company has previously used interest rate swaps to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2021, the Company had no interest rate swaps. At December 31, 2020, the Company had interest rate swaps, none of which were designated in cash flow hedging relationships. The Company recorded all derivatives at fair value, which was determined using widely accepted valuation techniques, including discounted cash flow analyses and credit valuation adjustments, as well as observable market-based inputs such as forward interest rate curves. The

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company did not offset derivative asset and liability positions when interest rate swap agreements were held with the same counterparty. The changes in fair value of interest rate swaps and related pretax gains and losses are presented in Change in fair value of derivative instruments in the Consolidated Statements of Operations in the period in which the change occurs, and the cash flows for these instruments are classified within investing activities in the Consolidated Statements of Cash Flows.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes all other non-owner changes in equity. Components of the Company’s comprehensive income (loss) are reported in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity, and accumulated other comprehensive loss is included in stockholders’ equity on the Consolidated Balance Sheets.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Non-gaming revenue also includes the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $144.3 million, $107.1 million and $228.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Management Fee Revenue
Management fee revenue primarily represents fees earned from the Company’s management agreement with a Native American tribe. The transaction price for management contracts is the management fee to which the Company is entitled for its management services. The management fee represents variable consideration as it is based on a percentage of net income of the managed property, as defined in the management agreements. The management services are a single performance obligation to provide a series of distinct services over the term of the management agreement. The Company allocates and recognizes the management fee monthly as the management services are performed because there is a consistent measure throughout the contract period that reflects the value to the Native American tribe each month.
The Company managed Graton Resort & Casino (“Graton Resort”) on behalf of the Federated Indians of Graton Rancheria through February 5, 2021. For the years ended December 31, 2021, 2020 and 2019, management fees from Graton Resort totaled $7.8 million, $77.4 million and $85.6 million, respectively.

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

	Year Ended December 31,
	2021	2020	2019
Gaming tax expense	$84,277	$56,253	$78,427
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

	Year Ended December 31,
	2021	2020	2019
Advertising expense	$14,278	$10,205	$31,678

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
Each reporting period, the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. If the Company subsequently determines that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed. On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim reporting period, the Company updates its annual analysis for significant changes in the positive and negative evidence.
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
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such parties for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. When an exchange transaction occurs, the Company initially recognizes the related TRA liability through a charge to equity, and any subsequent adjustments to the liability are recorded through the Consolidated Statements of Operations.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recently Issued and Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. The Company adopted this guidance prospectively on January 1, 2021. The adoption did not have a material impact on the Company’s financial position or results of operations.
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Land	$219,256	$271,603
Buildings and improvements	2,256,826	3,001,283
Furniture, fixtures and equipment	633,210	800,257
Construction in progress	69,129	8,911
	3,178,421	4,082,054
Accumulated depreciation	(1,168,813)	(1,224,081)
Property and equipment, net	$2,009,608	$2,857,973

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$155,966	$223,846	$213,642
At December 31, 2021 and 2020, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2021 and 2020. The Company’s goodwill is primarily related to the Las Vegas operations segment.
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2021
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(16,019)	6,781
Management contracts	7 - 20	4,000	(1,109)	2,891
Intangible assets		$104,300	$(17,128)	$87,172

	December 31, 2020
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(14,726)	8,874
Management contracts	7 - 20	4,000	(1,004)	2,996
Condominium rental contracts	20	9,000	(1,913)	7,087
Trademarks	15	6,000	(1,700)	4,300
Beneficial leases	6	237	(177)	60
Intangible assets		120,337	(19,520)	100,817
Liabilities
Below market leases	15	2,195	(615)	1,580
Net intangibles		$118,142	$(18,905)	$99,237
The condominium rental contracts, trademarks, beneficial leases and below market leases were disposed in connection with the sale of Palms on December 17, 2021.
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$1,825	$7,545	$8,569

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2022	$1,625
2023	1,625
2024	1,911
2025	1,911
2026	1,092

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $350 million and $400 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, without limitation, approval of the management agreement by the Chair of the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through December 31, 2021, the Company has paid approximately $49.2 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2021, the carrying amount of the advances was $34.1 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
The Company expects to receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for its development services, which will be paid upon the commencement of gaming operations at the facility. In March 2018, the Mono submitted a proposed Third Amended and Restated Management Agreement (the “Management Agreement”) to the NIGC. The Management Agreement allows the Company to receive a management fee of 30% of the North Fork Project’s net income. The Management Agreement and the Development Agreement have a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next six months and estimates that the North Fork Project would be completed and opened for business approximately 15 to 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at December 31, 2021. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
The following table summarizes the Company’s evaluation at December 31, 2021 of each of the critical milestones necessary to complete the North Fork Project.

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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Following is a discussion of the unresolved legal matter related to the North Fork Project.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed.
6.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Contract and customer-related liabilities:
Rewards Program liability	$12,711	$17,465
Advance deposits and future wagers	15,897	11,854
Unpaid wagers, outstanding chips and other customer-related liabilities	21,963	18,248
Other accrued liabilities:
Accrued payroll and related	30,019	41,026
Accrued gaming and related	25,372	20,316
Construction payables and equipment purchase accruals	15,437	3,710
Operating lease liabilities, current portion	2,976	2,936
Interest rate swaps	—	11,758
Other	22,734	18,764
	$147,109	$146,077
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are typically a result of normal operating activities. The Company had no material contract assets at December 31, 2021 and 2020, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.50% at December 31, 2021 and 2020), net of unamortized discount and deferred issuance costs of $24.9 million and $29.5 million at December 31, 2021 and 2020, respectively	$1,463,731	$1,470,944
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.61% and 1.90% at December 31, 2021 and 2020, respectively), net of unamortized discount and deferred issuance costs of $1.6 million and $2.2 million at December 31, 2021 and 2020, respectively	170,819	179,712
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate	—	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $6.0 million at December 31, 2021	494,015	—
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $6.6 million and $7.6 million at December 31, 2021 and 2020, respectively	684,170	683,257
5.00% Senior Notes due October 1, 2025, net of unamortized deferred issuance costs of $4.1 million at December 31, 2020	—	526,260
Other long-term debt, weighted-average interest of 3.82% and 3.83% at December 31, 2021 and 2020, respectively, net of unamortized discount and deferred issuance costs of $0.3 million and $0.4 million at December 31, 2021 and 2020, respectively	40,789	41,834
Total long-term debt	2,853,524	2,902,007
Current portion of long-term debt	(25,921)	(22,844)
Long-term debt, net	$2,827,603	$2,879,163
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%. The Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on whether Station LLC’s consolidated total leverage ratio exceeds 4.00 to 1.00.
Station LLC is required to make quarterly principal payments of $3.8 million on the Term Loan B Facility and $2.4 million on the Term Loan A Facility on the last day of each quarter, unless otherwise reduced by prepayments. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment in 2022.
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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter. At December 31, 2021, these financial ratio covenants

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
included an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.50 to 1.00 at December 31, 2021 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at December 31, 2021.
At December 31, 2021, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Discontinuation of LIBOR
The interest rate per annum applicable to loans under the Credit Facility is, at the Company’s option, either LIBOR plus a margin or a base rate plus a margin. Certain U.S. dollar LIBOR rates and all non-U.S. dollar LIBOR rates were discontinued as of December 31, 2021. However, the discontinuation date of the most commonly used tenors for U.S. dollar LIBOR (overnight, and one, three, six and 12 months) has been extended to June 30, 2023. The LIBOR rates applicable to loans under the Credit Facility are included in the group of U.S. dollar rates that will be discontinued on June 30, 2023. The Credit Facility permits the administrative agent to approve a comparable successor base rate when LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. Management does not expect the transition away from LIBOR to have material impact on its financial condition or results of operations.
4.625% Senior Notes
On November 26, 2021, Station LLC issued $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2031, pursuant to an indenture dated as of November 26, 2021, among Station LLC, the guarantors party thereto and Computershare Trust Company, National Association, as Trustee. The net proceeds of the sale of the 4.625% Senior Notes were used, together with borrowings under the Revolving Credit Facility, to (i) make a distribution of approximately $344 million to holders of LLC Units, including the Company, (ii) pay the purchase price for shares of Class A common stock tendered in the equity tender offer described in Note 10, (iii) pay fees and costs associated with such transactions and (iv) for general corporate purposes. Interest on the 4.625% Senior Notes is paid every six months in arrears on June 1 and December 1, commencing June 1, 2022.
The 4.625% Senior Notes and the guarantees of such notes by certain of Station LLC’s subsidiaries are general senior unsecured obligations.
On or after June 1, 2031 (the date that is six months prior to the maturity date of the notes), Station LLC may redeem all or a portion of the 4.625% Senior Notes at a redemption price equal to 100.00% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.
The indenture governing the 4.625% Notes requires Station LLC to offer to purchase the 4.625% Notes at a purchase price in cash equal to 101.00% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if Station LLC experiences certain change of control events (as defined in the indenture). The indenture also requires Station LLC to make an offer to repurchase the 4.625% Notes at a purchase price equal to 100.00% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the indenture) from certain asset sales.
The indenture governing the 4.625% Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 4.625% Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or make investments or pay distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture governing the 4.625% Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 4.625% Notes to be declared due and payable.
4.50% Senior Notes
On February 7, 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% Senior Notes due 2028 pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
5.00% Senior Notes
In September 2017, Station LLC issued $550.0 million in aggregate principal amount of 5.00% Senior Notes due October 1, 2025. During the year ended December 31, 2021, Station LLC redeemed all of the remaining outstanding principal amount of its 5.00% Senior Notes, which was funded using borrowings under the Revolving Credit Facility and cash on hand. Station LLC recognized a $13.5 million loss on debt extinguishment related to the 5.00% Senior Notes redemption, which included a redemption premium of $9.8 million and a write-off of $3.7 million in unamortized deferred issuance costs.
Other Long-term Debt
Other long-term debt primarily represents a term loan agreement, which matures in December 2025. The term loan is secured by the Company’s corporate office building and is not guaranteed by Station LLC or its restricted subsidiaries under the Credit Facility.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principal Maturities
As of December 31, 2021, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2022	$25,921
2023	25,965
2024	26,011
2025	196,524
2026	15,350
Thereafter	2,603,127
2,892,898
Debt discounts and issuance costs	(39,374)
$2,853,524
8.    Derivative Instruments
From time to time, the Company may use interest rate swaps or other derivative instruments to manage its exposure to cash flow variability related to interest rate movements on its variable-rate debt. The Company does not designate derivative financial instruments in cash flow hedging relationships nor use them for trading or speculative purposes.
Station LLC was party to interest rate swap agreements under which it received variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount, until such agreement expired on July 8, 2021. As of December 31, 2020, derivative instruments were presented at fair value, exclusive of accrued interest, in Other accrued liabilities on the Consolidated Balance Sheet.
Certain of the expired interest rate swaps were previously designated in cash flow hedging relationships until their dedesignation in June 2017. Accordingly, associated cumulative deferred net gains, which were previously recognized in Accumulated other comprehensive loss, were amortized as a reduction of interest expense through July 2020 as the hedged interest payments occurred. During the years ended December 31, 2020 and 2019, deferred net gains reclassified from Accumulated other comprehensive loss to Interest expense, net in the Consolidated Statements of Operations were $1.4 million and $2.8 million, respectively. No deferred net gains were similarly reclassified during the year ended December 31, 2021.
9.    Fair Value Measurements
At December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis. At December 31, 2020, the Company had no financial assets measured at fair value on a recurring basis. The Company measured the fair value of its interest rate swaps, its only liability measured at fair value on a recurring basis at December 31, 2020, using the fair value hierarchy described in Note 2. At December 31, 2020, the fair value of the interest rate swaps was $11.8 million, which was determined using Level 2 inputs (significant unobservable inputs) under the fair value hierarchy.
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2021	2020
Aggregate fair value	$2,887	$2,936
Aggregate carrying amount	2,854	2,902
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Dividend Rights
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of the board of directors and it may increase, reduce or discontinue entirely the payment of such dividends at any time. The board of directors may take into account general economic and business conditions, the Company’s financial condition and operating results, its available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends to stockholders or the payment of distributions by subsidiaries (including Station Holdco) to the Company, and such other factors as the board of directors may deem relevant.
Red Rock is a holding company. Other than assets and liabilities related to income taxes and the tax receivable agreement, its only assets are its equity interest in Station Holdco and its voting interest in Station LLC. Red Rock has no operations outside of its management of Station LLC. The Company intends to cause Station Holdco to make distributions in an amount sufficient to cover cash dividends declared, if any. If Station Holdco makes such distributions to Red Rock, the other holders of LLC Units will be entitled to receive proportionate distributions based on their percentage ownership of Station Holdco.
The existing debt agreements of Station LLC, including those governing the Credit Facility, contain restrictive covenants that limit its ability to make cash distributions. Because the only asset of Station Holdco is its interest in Station LLC, the limitations on such distributions will effectively limit the ability of Station Holdco to make distributions to Red Rock, and any financing arrangements that the Company or any of its subsidiaries enter into in the future may contain similar restrictions. Station Holdco is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Station Holdco (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Station Holdco, including Station LLC and its subsidiaries, are generally subject to similar legal limitations on their ability to make distributions to their members or equityholders. Because the Company must pay taxes and make payments under the TRA, amounts ultimately distributed as dividends to holders of Class A common stock may be less than the amounts distributed by Station Holdco to its members on a per LLC Unit basis.
In March 2020, the Company declared and paid a quarterly cash dividend of $0.10 per share to Class A common stockholders. No other regular quarterly dividends were paid for the years ended December 31, 2021 or 2020. On February 18, 2022, the Company announced that its board of directors had approved the reinstatement of the Company’s regular quarterly dividend, which had been discontinued since May 2020, and had declared a cash dividend of $0.25 per share of Class A common stock to be paid on March 31, 2022 to shareholders of record as of March 15, 2022. Prior to the payment of the dividend on March 31, 2022, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Special Dividend
In November 2021, the Company declared a special cash dividend of $3.00 per share of Class A common stock to holders of record as of November 23, 2021 (the “Special Dividend”), which was paid on December 22, 2021. Prior to the

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payment of the Special Dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $3.00 per unit.
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
Equity Repurchase Program
In February 2019, the Company’s board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $150 million of its Class A common stock. In February 2021, the Company’s board of directors extended its approval of the equity repurchase program through December 31, 2022. In September 2021, the board of directors approved an increase in the aggregate amount authorized under the equity repurchase program to $300 million. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. The Company made no repurchases of Class A common stock pursuant to the repurchase program during the years ended December 31, 2020 and 2019. During the year ended December 31, 2021, the Company repurchased 3,517,043 shares of its Class A common stock for an aggregate price of $142.8 million and a weighted average price per share of $40.59 in open market transactions. At December 31, 2021, the remaining amount authorized for repurchases under the program was $154.4 million. The Class A shares were retired upon repurchase.
Equity Tender Offer
In December 2021, the Company purchased 6,884,858 shares of its issued and outstanding Class A common stock for an aggregate purchase price of $354.6 million and a price per share of $51.50 pursuant to a "modified Dutch Auction" tender offer, and the shares were retired upon repurchase. The Class A share repurchases made under the tender offer were not a part of the Company’s publicly-announced equity repurchase program.
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
Affiliates of Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company, hold all of the Company’s issued and outstanding shares of Class B common stock that have ten votes per share. As a result, Frank J. Fertitta III and Lorenzo J. Fertitta, together with their affiliates, control any action requiring the general approval of the Company’s stockholders, including the election of the board of directors, the adoption of amendments to the Certificate of Incorporation and bylaws and the approval of any merger or sale of substantially all of the Company’s assets.
Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock or for cash, at the Company’s election. Accordingly, as members of Station Holdco entitled to ten votes per share exchange LLC Units, the voting power afforded to them by their shares of

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Class B common stock will be correspondingly reduced. Exchanges of LLC Units and shares of Class B common stock for shares of Class A common stock are based on an exchange ratio. The exchange ratio is a fraction, the numerator of which is the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which is the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to the applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock. At December 31, 2021, the exchange ratio was 0.9535 shares of Class A common stock for each LLC Unit and share of Class B common stock. During the year ended December 31, 2021, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 shares of Class B common stock, together with an equal number of LLC Units, which the Company elected to settle for cash. Holders of Class B common stock exchanged 741,000 and 57,000 shares of such stock, along with an equal number of LLC Units, for an equal number of shares of Class A common stock during the years ended December 31, 2020 and 2019, respectively.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss balances, net of tax and noncontrolling interest (amounts in thousands):

	Unrealized loss on interest rate swaps	Unrecognized pension liability	Total
Balances, December 31, 2019	$(174)	$(467)	$(641)
Unrealized loss arising during the period	—	(406)	(406)
Amounts reclassified into income	178	249	427
Net current-period other comprehensive income (loss)	178	(157)	21
Exchanges of noncontrolling interests for Class A common stock and rebalancing	(4)	1	(3)
Balances, December 31, 2020	—	(623)	(623)
Unrealized loss arising during the period	—	(410)	(410)
Amounts reclassified into income	—	1,014	1,014
Net current-period other comprehensive income	—	604	604
Exchanges of noncontrolling interests for Class A common stock and rebalancing	—	19	19
Balances, December 31, 2021	$—	$—	$—
Net Income (Loss) Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income (loss) and changes in its ownership of Station Holdco (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Red Rock Resorts, Inc.	$241,850	$(150,397)	$(3,351)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	598	4,412	370
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	137,259	(3,918)	(8,361)
Net transfers from (to) noncontrolling interests	137,857	494	(7,991)
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$379,707	$(149,903)	$(11,342)

11.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the compensation committee or other designated committee of the board of directors (the “Committee”). The Equity Incentive Plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. At December 31, 2021, a total of 23.6 million shares of Class A common stock were reserved for issuance under the plan, of which approximately 12.9 million shares were available to be issued.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2021	6,310,657	$25.80
Granted	1,336,423	29.31
Exercised (a)	(1,138,783)	22.16
Forfeited or expired	(334,799)	24.92
Antidilution adjustment (b)	389,041	n/m
Outstanding at December 31, 2021	6,562,539	$25.67	4.1	$192,643
Unvested instruments expected to vest	3,179,585	$26.21	5.0	$91,647
Exercisable at December 31, 2021	3,382,954	$25.16	3.3	$100,997
___________________________________
n/m = not meaningful
(a)Includes 632,493 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the Special Dividend, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$14.60	$—	$7.20
Total intrinsic value of stock options exercised (amounts in thousands)	$23,980	$498	$1,517
The Company estimates the grant date fair value of stock option awards using the Black-Scholes model. The weighted- average assumptions used by the Company were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected stock price volatility	59.1%	n/a	32.2%
Expected term (in years)	5.0	n/a	5.0
Risk-free interest rate	0.6%	n/a	2.3%
Expected dividend yield	—%	n/a	1.4%
____________________________________
n/a — No stock option awards were granted in 2020.
The Company uses the simplified method to estimate the expected term of stock option awards as it does not have sufficient historical exercise data on which to base its estimate. For awards granted in 2021, the expected volatility assumption was estimated based on the Company’s historical stock price volatility for a period equal to the expected term of the award. For awards granted in years prior to 2021, the Company incorporated the historical volatility of comparable public companies into its estimate of expected volatility due to its lack of trading history for a sufficient period of time. The risk-free interest rate is based on the U.S. Treasury yield in effect at the date of grant for a period equal to the award’s expected term. The expected

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
dividend yield is based on the Company’s current annualized dividend as of the grant date and its average daily stock price for the year preceding the option grant.
At December 31, 2021, unrecognized share-based compensation cost related to stock options was $19.7 million which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2021	368,811	$27.19
Granted	153,050	29.33
Vested	(90,354)	26.89
Forfeited	(39,121)	23.46
Nonvested at December 31, 2021	392,386	$28.47
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per share	$29.33	$27.22	$27.01
Total fair value of shares vested (amounts in thousands)	$2,430	$8,789	$2,101
At December 31, 2021, unrecognized share-based compensation cost for restricted stock awards was $4.9 million which is expected to be recognized over a weighted-average period of 2.4 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating costs and expenses:
Casino	$402	$321	$458
Food and beverage	30	(68)	202
Room	44	12	11
Selling, general and administrative	12,252	10,621	16,177
Total share-based compensation expense	$12,728	$10,886	$16,848
12.    Write-downs and Other, Net
Write-downs and other, net include various charges and gains related to non-routine transactions, such as net gains or losses on asset disposals, severance, redevelopment and preopening expenses, business innovation and technology enhancements.
For the year ended December 31, 2021, write-downs and other, net was a gain of $18.7 million, primarily representing gains on land sales. For the year ended December 31, 2020, write-downs and other, net was a loss of $36.5 million, which included: net losses on asset disposals, including the write-off of assets due to the closure of the Company’s buffets; severance, including insurance benefits through September 2020 for employees who were terminated in connection with the Company’s workforce reduction in May 2020; and asset write-offs related to various technology projects. For the year ended December 31, 2019, write-downs and other, net was a loss of $82.0 million, which included $39.8 million in artist performance agreement

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
termination costs associated with the closure of the nightclub and dayclub at Palms and $25.9 million in Palms redevelopment and preopening expenses related to new restaurants, nightclubs, bars and other amenities.
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
Income Tax (Benefit) Expense
The components of income tax (benefit) expense were as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$4,874	$—	$—
State and local	—	—	1
Total current income taxes	4,874	—	1
Deferred income taxes:
Federal	(74,161)	113,977	(1,721)
State and local	—	104	(14)
Total deferred income taxes	(74,161)	114,081	(1,735)
Total income tax (benefit) expense	$(69,287)	$114,081	$(1,734)
A reconciliation of statutory federal income tax, which is the amount computed by multiplying income before tax by the statutory federal income tax rate, to the Company’s provision for income tax is as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Expected U.S. federal income taxes at statutory rate	$59,964	$(12,697)	$(1,779)
Income attributable to noncontrolling interests	(23,726)	5,071	711
Share-based compensation contribution	(5,679)	(909)	(762)
Change in valuation allowance	(99,997)	119,900	642
Other	151	2,716	(546)
Income tax (benefit) expense	$(69,287)	$114,081	$(1,734)
The Company’s effective tax rate was (24.26)%, (188.68)% and 20.47% for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s effective tax rate includes the net tax expense associated with remeasuring its deferred tax assets, and related valuation allowances to reflect the enacted federal rate, and apportioned state rate net of federal benefit. Other items impacting the effective tax rate include a rate detriment attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company does not recognize income tax provision or benefit on the portion of Station Holdco's earnings or loss attributable to noncontrolling interest holders.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred tax assets are as follows (amounts in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Tax credit carryforwards	$—	$5,920
Net operating loss carryforwards and other attributes	13,352	81,233
Investment in partnership	84,393	67,559
Payable pursuant to tax receivable agreement	5,703	5,758
Total gross deferred tax assets	103,448	160,470
Valuation allowance	(4,823)	(160,470)
Total deferred tax assets, net of valuation allowance	$98,625	$—
As a result of the Company’s IPO in 2016 and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 743 of the Internal Revenue Code. In addition, the Company has recorded deferred tax assets related to tax attributes including net operating losses, interest limitations and tax credits.
At December 31, 2021, the Company had a federal net operating loss carryforward of approximately $60.2 million, which has unlimited carryforward but may have usage limitations in a given year. The Company also had $3.4 million of other pre-tax attributes at December 31, 2021.
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
Historically, the Company recorded a full valuation allowance on the deferred tax asset related only to the LLC units issued from Station Holdco to the Company in the IPO reorganization transactions as the deferred tax asset relating to those units is not expected to be realized unless the Company disposes of its investment in Station Holdco. However, as a result of the economic downturn and uncertainty caused by the COVID-19 pandemic, the Company determined it was more likely than not that the Company’s deferred tax assets would not be realized and during the year ended December 31, 2020, recorded a full valuation allowance.
At December 31, 2021 and 2020, the Company recorded a valuation allowance of $4.8 million and $160.5 million, respectively, against the Company’s deferred tax assets. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the assessment of the future realizability of the Company’s deferred tax assets. As of December 31, 2021, the Company determined there was sufficient positive evidence to conclude that it is more likely than not deferred tax assets of $98.6 million are realizable. Accordingly, the Company recorded a net valuation release of $100.0 million on the basis of the Company’s assessment. The remaining valuation allowance of $4.8 million consisted of the Company’s deferred tax asset related to acquiring its interest in Station Holdco through Station Holdco units issued to the Company in the IPO for which management could not conclude it is more likely than not to be realized.
Uncertain Tax Positions
The Company recorded $2.2 million of unrecognized tax benefits as of December 31, 2021. The Company does not currently record interest and penalties for unrecognized tax benefits as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in an underpayment of tax. Further, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Internal Revenue Service (“IRS”) has concluded its examination of Red Rock for the 2016 tax year. Station Holdco has also concluded examination for the 2016 tax year and is currently under examination by the IRS for the 2017 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adequacy of the Company’s provision for income taxes. The results of the 2016 and 2017 agreed audit adjustments were reflected as a reduction in carryforward net operating losses. The IRS has also issued a Notice of Proposed Adjustment under the 2017 tax year examination. The Company is appealing this proposed adjustment relating to land lease expense in 2017.
There are no other ongoing income tax audits as of December 31, 2021. For federal income tax purposes, the years 2018, 2019, and 2020 are subject to examination as the normal three-year statute of limitations would expire three years after the actual filing date of the returns.
The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,237	$1,004	$—
Tax positions related to current year additions	1,012	142	519
Additions for tax positions of prior years	—	91	485
Balance at end of year	$2,249	$1,237	$1,004
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
For the years ended December 31, 2021, 2020 and 2019, exchanges of LLC Units and Class B common shares for Class A common stock resulted in increases of $0.6 million, $2.3 million and $0.2 million, respectively, in amounts payable under the TRA liability and a net increase of $0.1 million in deferred tax assets for the year ended December 31, 2019, all of which were recorded through stockholders’ equity. At December 31, 2021 and 2020, the Company’s liability under the TRA with respect to previously consummated transactions was $27.2 million and $27.4 million, respectively, which is due primarily to current and former executives of the Company or members of their respective family group. Of these amounts, $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units and Class B common shares for Class A common stock would be in addition to these amounts and are expected to be substantial.
14.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions, which are regulated under Section 401(k) of the Internal Revenue Code, and may also make after-tax contributions. Effective January 1, 2020, the plan was amended to include a discretionary employer contribution for all employees who meet certain eligibility requirements, including a maximum annual salary threshold. Employer matching and discretionary contribution expense was $8.5 million, $8.6 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which included discretionary contributions of $5.3 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively.
Palms Pension Plan
The Company acquired a single-employer defined benefit pension plan (the “Pension Plan”) in connection with its purchase of Palms in 2016. The Pension Plan was funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended, and it provided a cash balance form of pension benefits for eligible Palms employees who met certain age and length of service requirements. There had been a plan curtailment since 2009, and as of the curtailment date, new participants were no longer permitted, and existing participants’ accrual of benefits for future service ceased. In

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 2021, the Company terminated the Pension Plan. As a result, the plan paid lump-sum settlement payments of $7.5 million and paid $4.5 million to purchase annuities for participants that opted not to receive a lump-sum payment.
The following table provides information about the changes in benefit obligation and the fair value of plan assets (amounts in thousands):

	Year Ended December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation (accumulated and projected) at beginning of year	$12,899	$14,185
Interest cost	300	428
Actuarial loss	224	389
Benefits paid	(322)	(515)
Settlements paid	(13,101)	(1,588)
Benefit obligation (accumulated and projected) at end of year	—	12,899
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	11,760	9,526
Actual return on plan assets	(552)	385
Employer contributions	2,215	3,952
Benefits paid	(322)	(515)
Settlements paid	(13,101)	(1,588)
Fair value of plan assets at end of year	—	11,760
Funded status at end of year	$—	$(1,139)
The table below presents the components of pension expense (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Components of net periodic benefit cost:
Interest cost	$300	$428	$517
Expected return on plan assets	(109)	(256)	(187)
Amortization of net loss	2	—	—
Effect of settlements and termination	2,186	160	—
Net periodic benefit cost	2,379	332	330
Other changes recognized in other comprehensive (income) loss:
Net loss	885	260	532
Amortization of net loss	(2)	—	—
Amount recognized due to settlements and termination	(2,186)	(160)	—
Total recognized in other comprehensive (income) loss	(1,303)	100	532
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,076	$432	$862
The Company did not incur any service costs within the net periodic benefit costs of the Pension Plan during the periods presented. Expense associated with the Pension Plan is classified within Other expense in the Consolidated Statements

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of Operations. Amounts recognized on the Consolidated Balance Sheets related to the Pension Plan consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Other long-term liabilities	$—	$1,139
Net actuarial loss recognized in Accumulated other comprehensive loss	—	1,303
The following tables present the weighted-average actuarial assumptions used to calculate the net periodic benefit cost and obligation:

	Year Ended December 31,
	2021	2020	2019
Net periodic benefit cost:
Discount rate	—%	3.20%	4.15%
Expected long-term rate of return	—%	5.80%	5.80%
Rate of compensation increase	n/a	n/a	n/a

		December 31,
		2021	2020
Benefit obligations:
Discount rate		—%	2.45%
Cash balance interest crediting rate		—%	2.04%
Rate of compensation increase		n/a	n/a
The discount rate used reflected the expected future benefit payments based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows were discounted by a pension discount yield curve on measurement dates and modified as deemed necessary. The expected return on plan assets used a weighted-average rate based on the target asset allocation of the plan and capital market assumptions developed with a primary focus on forward-looking valuation models and market indicators. The key inputs for these models were future inflation, economic growth, and interest rate environment.
The investment strategy for the Pension Plan covered a diversified mix of fixed income investments, allocated to correlate to the liabilities of the plan and to mitigate funded status volatility. The return objectives were to satisfy funding obligations when and as prescribed by law and to minimize the risk of large losses primarily through diversification. At December 31, 2020, and through the termination of the plan, fixed income investments comprised 100% of the plan’s target and actual asset mix.
The Company measured the fair value of the Pension Plan assets using the fair value hierarchy described in Note 2. At December 31, 2020, the fair value of the Pension Plan assets was $11.8 million, which was determined using Level 1 inputs (quoted prices in active markets) under the fair value hierarchy.
15.    Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the year ended December 31, 2021 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the years ended December 31, 2020 and 2019, the Company incurred a net loss. As a result, all potentially dilutive securities were excluded from the calculation of diluted loss per share for those periods because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss), basic	$354,830	$(174,543)	$(6,737)
Less: net (income) loss attributable to noncontrolling interests, basic	(112,980)	24,146	3,386
Net income (loss) attributable to Red Rock, basic	241,850	(150,397)	$(3,351)
Effect of dilutive securities	89,252	—	—
Net income (loss) attributable to Red Rock, diluted	$331,102	$(150,397)	$(3,351)

	Year Ended December 31,
	2021	2020	2019
Weighted-average shares of Class A common stock outstanding, basic	69,071	70,542	69,565
Effect of dilutive securities	47,381	—	—
Weighted-average shares of Class A common stock outstanding, diluted	116,452	70,542	69,565
The calculation of diluted earnings (loss) per share of Class A common stock excluded the following shares that could potentially dilute basic earnings (loss) per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2021	2020	2019
Shares issuable in exchange for Class B common stock and LLC Units	—	46,086	46,827
Shares issuable upon exercise of stock options	43	6,311	7,397
Shares issuable upon vesting of restricted stock	5	369	712
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
16.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$5,159	$4,995	$5,185
Short-term lease cost	917	1,895	7,073
Variable lease cost	24,153	17,400	28,749
Total lease expense	$30,229	$24,290	$41,007

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	December 31,
	2021	2020
Operating lease right-of-use assets	$21,143	$11,483

Operating lease liabilities:
Current portion	$2,976	$2,936
Noncurrent portion	21,880	10,950
Total operating lease liabilities	$24,856	$13,886

Weighted-average remaining lease term - operating leases (years)	23.5	36.1
Weighted-average discount rate - operating leases	4.82%	5.32%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,602	$4,387	$5,842
Right-of use assets obtained in exchange for new lease liabilities:
Operating leases	$15,106	$1,336	$—
Future minimum lease payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 are as follows (amounts in thousands):

Year Ending December 31,
2022	$3,960
2023	2,949
2024	2,982
2025	2,887
2026	2,811
Thereafter	46,933
Total future lease payments	62,522
Less imputed interest	(37,666)
Total operating lease liabilities	$24,856
Lessor
For the years ended December 31, 2021, 2020 and 2019, revenue from tenant leases was $16.0 million, $13.1 million and $24.2 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Operations.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 19 years. The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2021 (amounts in thousands):

Year Ending December 31,
2022	$6,998
2023	5,499
2024	3,919
2025	2,267
2026	1,157
Thereafter	2,916
$22,756
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Net revenues
Las Vegas operations:
Casino	$1,142,606	$764,255	$984,253
Food and beverage	245,432	192,899	481,558
Room	143,916	87,035	192,305
Other (a)	69,577	49,716	100,073
Management fees	907	537	571
Las Vegas operations net revenues	1,602,438	1,094,442	1,758,760
Native American management:
Management fees	8,292	81,440	91,074
Reportable segment net revenues	1,610,730	1,175,882	1,849,834
Corporate and other (a)	7,169	6,563	6,700
Net revenues	$1,617,899	$1,182,445	$1,856,534

Net income (loss)	$354,830	$(174,543)	$(6,737)
Adjustments
Depreciation and amortization	157,791	231,391	222,211
Share-based compensation	12,728	10,886	16,848
Write-downs and other, net	(18,677)	36,522	82,026
Loss on sale of Palms	177,664	—	—
Operating losses from Palms assets held for sale	6,211	—	—
Interest expense, net	103,206	128,465	156,679
Loss (gain) on extinguishment/modification of debt, net	13,492	(240)	19,939
Change in fair value of derivative instruments	215	21,590	19,467
(Benefit) provision for income tax	(69,287)	114,081	(1,734)
Other	2,818	333	316
Adjusted EBITDA (b)	$740,991	$368,485	$509,015

Adjusted EBITDA
Las Vegas operations	$785,932	$335,134	$472,921
Native American management	7,809	77,440	85,562
Reportable segment Adjusted EBITDA	793,741	412,574	558,483
Corporate and other	(52,750)	(44,089)	(49,468)
Adjusted EBITDA	$740,991	$368,485	$509,015

	December 31,
	2021	2020
Total assets
Las Vegas operations	$2,513,201	$3,376,296
Native American management	43,699	31,146
Corporate and other	583,433	332,512
	$3,140,333	$3,739,954
________________________________
(a)Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 16.
(b)Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other, net, loss on sale of Palms, operating losses from Palms assets held for sale, interest expense, net, loss

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(gain) on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision (benefit) for income tax and other.
The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $61.3 million, $58.5 million and $353.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 of the Company and our report dated February 25, 2022 expressed an unmodified opinion thereon.
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

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 25, 2022

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
        Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
        Financial Statements:
    Consolidated Balance Sheets as of December 31, 2021 and 2020
    Consolidated Statements of Operations — Years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Cash Flows — Years ended December 31, 2021, 2020 and 2019
    Notes to Consolidated Financial Statements
    2.    Schedule II — Valuation and Qualifying Accounts
    We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	Balance at Beginning of Year	Additions (deductions)	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2021	$160,470	$(155,647)	$4,823
2020	39,856	120,614	160,470
2019	39,968	(112)	39,856

    3.    Exhibits

Exhibit Number	Exhibit Description
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
4.5Indenture dated as of November 26, 2021, among Station Casinos LLC, the guarantors party thereto and Computershare Trust Company, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 26, 2021.)
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

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 25, 2022		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 25, 2022
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2022
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 25, 2022
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 25, 2022
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 25, 2022
Robert E. Lewis