Form 10-Q
period 2022-03-31
Red Rock Resorts, Inc.
filed 2022-05-06
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2022
Class A Common Stock, $0.01 par value	61,472,012
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$336,566	$275,281
Restricted cash	31,974	—
Receivables, net	34,872	36,739
Inventories	11,902	11,734
Prepaid gaming tax	27,559	26,745
Prepaid expenses and other current assets	19,514	20,416
Assets held for sale	7,600	7,600
Total current assets	469,987	378,515
Property and equipment, net of accumulated depreciation of $1,190,300 and $1,168,813 at March 31, 2022 and December 31, 2021, respectively	2,023,548	2,009,608
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $17,535 and $17,128 at March 31, 2022 and December 31, 2021, respectively	86,765	87,172
Land held for development	237,335	237,335
Investments in joint ventures	5,942	6,087
Native American development costs	35,234	34,094
Deferred tax asset, net	92,511	98,625
Other assets, net	62,488	93,221
Total assets	$3,209,486	$3,140,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,209	$17,466
Accrued interest payable	12,269	14,320
Income tax payable	4,835	735
Other accrued liabilities	168,876	146,374
Current portion of payable pursuant to tax receivable agreement	6,664	—
Current portion of long-term debt	25,931	25,921
Total current liabilities	236,784	204,816
Long-term debt, less current portion	2,822,774	2,827,603
Other long-term liabilities	32,651	30,723
Payable pursuant to tax receivable agreement, less current portion	20,494	27,158
Total liabilities	3,112,703	3,090,300
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 61,472,012 and 61,426,605 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	615	614
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	50,252	55,028
Retained earnings	36,942	3,851
Total Red Rock Resorts, Inc. stockholders’ equity	87,810	59,494
Noncontrolling interest	8,973	(9,461)
Total stockholders’ equity	96,783	50,033
Total liabilities and stockholders’ equity	$3,209,486	$3,140,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Casino	$279,771	$259,938
Food and beverage	65,699	46,872
Room	36,772	21,944
Other	19,181	15,557
Management fees	213	8,308
Net revenues	401,636	352,619
Operating costs and expenses:
Casino	68,866	63,116
Food and beverage	53,223	41,057
Room	12,482	11,091
Other	6,370	5,350
Selling, general and administrative	86,296	78,910
Depreciation and amortization	33,425	54,255
Write-downs and other, net	10,180	260
Asset impairment	—	169,733
	270,842	423,772
Operating income (loss)	130,794	(71,153)
Earnings from joint ventures	844	390
Operating income (loss) and earnings from joint ventures	131,638	(70,763)
Other expense:
Interest expense, net	(26,674)	(27,267)
Loss on extinguishment of debt	—	(8,140)
Other	—	(176)
	(26,674)	(35,583)
Income (loss) before income tax	104,964	(106,346)
Provision for income tax	(12,719)	(217)
Net income (loss)	92,245	(106,563)
Less: net income (loss) attributable to noncontrolling interests	43,899	(41,785)
Net income (loss) attributable to Red Rock Resorts, Inc.	$48,346	$(64,778)

Earnings (loss) per common share (Note 9):
Earnings (loss) per share of Class A common stock, basic	$0.79	$(0.92)
Earnings (loss) per share of Class A common stock, diluted	$0.77	$(0.92)
Weighted-average common shares outstanding:
Basic	61,005	70,728
Diluted	107,701	70,728

Comprehensive income (loss)	$92,245	$(106,563)
Less: comprehensive income (loss) attributable to noncontrolling interests	43,899	(41,785)
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$48,346	$(64,778)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	48,346	43,899	92,245
Share-based compensation	—	—	—	—	3,542	—	—	3,542
Distributions	—	—	—	—	—	—	(21,798)	(21,798)
Dividends	—	—	—	—	—	(15,255)	—	(15,255)
Stock option exercises and issuance of restricted stock, net	270	3	—	—	(1,213)	—	—	(1,210)
Repurchases of Class A common stock	(225)	(2)	—	—	(10,772)	—	—	(10,774)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	3,667	—	(3,667)	—
Balances, March 31, 2022	61,472	$615	45,986	$1	$50,252	$36,942	$8,973	$96,783

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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$92,245	$(106,563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,425	54,255
Write-downs and other, net	168	(66)
Asset impairment	—	169,733
Amortization of debt discount and debt issuance costs	2,425	2,411
Share-based compensation	3,505	2,741
Loss on extinguishment of debt	—	8,140
Deferred income tax	6,114	—
Changes in assets and liabilities:
Receivables, net	1,867	(167)
Inventories and prepaid expenses	(1,900)	(7,492)
Accounts payable	766	(178)
Accrued interest payable	(2,051)	(7,330)
Income tax receivable/payable, net	4,100	217
Other accrued liabilities	16,568	2,966
Other, net	233	1,093
Net cash provided by operating activities	157,465	119,760
Cash flows from investing activities:
Capital expenditures, net of related payables	(38,945)	(8,010)
Native American development costs	(1,200)	(2,744)
Net settlement of derivative instruments	—	(5,648)
Other, net	14	150
Net cash used in investing activities	(40,131)	(16,252)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	—	220,000
Payments under credit agreements with original maturity dates greater than three months	(6,195)	(47,693)
Partial redemption of 5.00% Senior Notes	—	(250,000)
Cash paid for early extinguishment of debt	—	(6,250)
Distributions to noncontrolling interests	(21,798)	(7,561)
Repurchases of Class A common stock	(10,774)	(11,712)
Exchanges of noncontrolling interests for cash	—	(2,822)
Dividends paid	(15,789)	—
Other, net	(1,493)	(591)
Net cash used in financing activities	(56,049)	(106,629)
Increase (decrease) in cash, cash equivalents and restricted cash	61,285	(3,121)
Balance, beginning of period	307,255	125,705
Balance, end of period	$368,540	$122,584
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$336,566	$117,908
Restricted cash	31,974	—
Cash, cash equivalents and restricted cash included in assets held for sale	—	4,676
Balance, end of period	$368,540	$122,584
Supplemental cash flow disclosures:
Cash paid for interest, net of $417 and $0 capitalized, respectively	$26,301	$32,207
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$23,804	$7,719
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2022, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
At March 31, 2022, three of the Company’s properties, Texas Station, Fiesta Henderson and Fiesta Rancho, have not reopened since their closure in March 2020 to comply with a statewide emergency order mandating the closure of Nevada casinos as a result of the ongoing COVID-19 pandemic. The Company will continue to assess the performance of its open properties, as well as the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties. The Company has no current plans to reopen any of these properties in 2022.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation. During the three months ended March 31, 2022, management determined that the held for sale criteria were no longer met for a parcel of land that was previously classified as held for sale, and the carrying amount of $50.6 million was reclassified to Land held for development at December 31, 2021.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco. The interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements.
The ownership of the LLC Units is summarized as follows:

	March 31, 2022		December 31, 2021
	Units	Ownership %	Units	Ownership %
Red Rock	64,472,873	58.4%	64,425,248	58.4%
Noncontrolling interest holders	45,985,804	41.6%	45,985,804	41.6%
Total	110,458,677	100.0%	110,411,052	100.0%

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through March 31, 2022, the Company has paid approximately $50.3 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2022, the carrying amount of the advances was $35.2 million. The Company earns a return on the advances to the Mono. Due to uncertainty surrounding the timing and amount of the stated return, the Company recognizes the return when it is received.
The Company expects to receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for its development services, which will be paid upon the commencement of gaming operations at the facility. In March 2018, the Mono submitted a proposed Third Amended and Restated Management Agreement (the “Management

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at March 31, 2022. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at March 31, 2022 of each of the critical milestones necessary to complete the North Fork Project.

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
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Contract and customer-related liabilities:
Rewards Program liability	$12,435	$12,711
Advance deposits and future wagers	14,560	15,897
Unpaid wagers, outstanding chips and other customer-related liabilities	22,003	21,963
Other accrued liabilities:
Accrued payroll and related	35,917	30,019
Accrued gaming and related	27,385	25,372
Construction payables and equipment purchase accruals	24,200	15,437
Operating lease liabilities, current portion	3,081	2,976
Other	29,295	21,999
	$168,876	$146,374

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2022	December 31, 2021
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (2.71% and 2.50% at March 31, 2022 and December 31, 2021, respectively), net of unamortized discount and deferred issuance costs of $23.7 million and $24.9 million at March 31, 2022 and December 31, 2021, respectively	$1,461,047	$1,463,731
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (1.96% and 1.61% at March 31, 2022 and December 31, 2021, respectively), net of unamortized discount and deferred issuance costs of $1.5 million and $1.6 million at March 31, 2022 and December 31, 2021, respectively	168,591	170,819
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate	—	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.9 million and $6.0 million at March 31, 2022 and December 31, 2021, respectively	494,134	494,015
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $6.4 million and $6.6 million at March 31, 2022 and December 31, 2021, respectively	684,404	684,170
Other long-term debt, weighted-average interest of 3.82% at March 31, 2022 and December 31, 2021, net of unamortized discount and deferred issuance costs of $0.3 million at March 31, 2022 and December 31, 2021	40,529	40,789
Total long-term debt	2,848,705	2,853,524
Current portion of long-term debt	(25,931)	(25,921)
Total long-term debt, net	$2,822,774	$2,827,603
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%. The Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.25 to 1.00 at March 31, 2022 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at March 31, 2022.
Revolving Credit Facility
At March 31, 2022, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2022	December 31, 2021
Aggregate fair value	$2,750	$2,887
Aggregate carrying amount	2,849	2,854

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
6.    Stockholders’ Equity
Net Income (Loss) Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income (loss) and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to Red Rock Resorts, Inc.	$48,346	$(64,778)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests	—	598
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	3,667	(151)
Net transfers from noncontrolling interests	3,667	447
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$52,013	$(64,331)

Dividends
On February 18, 2022, the Company announced that its board of directors had approved the reinstatement of the Company’s regular quarterly dividend, which had been discontinued since May 2020. During the three months ended March 31, 2022, the Company declared and paid a cash dividend of $0.25 per share of Class A common stock. No dividend was paid during the three months ended March 31, 2021. On May 3, 2022, the Company announced that it would pay a dividend of $0.25 per share to holders of record as of June 16, 2022 to be paid on June 30, 2022. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Equity Repurchase Program
As of September 2021, the Company’s board of directors had approved an equity repurchase program authorizing the repurchase of up to an aggregate of $300 million of its Class A common stock through December 31, 2022. During the three months ended March 31, 2022 and 2021, the Company repurchased 184,793 and 382,602 shares, respectively, of its Class A common stock for an aggregate purchase price of $8.8 million and $11.2 million, respectively, and a weighted average price per share of $47.77 and $29.39, respectively, in open market transactions. At March 31, 2022, the remaining amount authorized for repurchases under the program was $145.6 million.
7.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.6 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.7 million shares were available for issuance at March 31, 2022.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2022	392,386	$28.47	6,562,539	$25.67
Activity during the period:
Granted	214,413	47.33	1,121,407	47.34
Vested/exercised (a)	(152,052)	28.54	(142,813)	23.75
Forfeited/expired	—	—	(14,073)	23.43
Outstanding at March 31, 2022	454,747	$37.34	7,527,060	$28.93
_______________________________________________________________
(a)Stock options exercised included 87,168 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $3.5 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unrecognized share-based compensation cost was $54.9 million, which is expected to be recognized over a weighted-average period of 3.4 years.
8.    Income Taxes
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
The Company’s effective tax rate for the three months ended March 31, 2022 was 12.1%, as compared to (0.2)% for the three months ended March 31, 2021. The Company’s effective tax rate for the three months ended March 31, 2022 is less than the 21% statutory rate because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. In addition, state income taxes do not have a significant impact on the Company's effective rate. Station Holdco operates in Nevada and California. Nevada does not impose a state income tax and the Company's current activities in California result in minimal state income tax.
As a result of the Company’s 2016 initial public offering (“IPO”) and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the tax receivable agreement (“TRA”) representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants. In addition, the Company has recorded deferred tax assets related to net operating losses.
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that the Company’s deferred tax assets will be realized. The Company determined that the deferred tax asset related to the LLC Units issued in the IPO and reorganization transactions is not expected to be realized unless the Company disposes of its investment in Station Holdco. As such, the Company established a valuation allowance against this portion of its deferred tax asset. The Company recognizes changes to the

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
valuation allowance through the provision for income tax or other comprehensive income, as applicable. At March 31, 2022 and December 31, 2021, the valuation allowance was $4.8 million.
The Company recorded cumulative unrecognized tax benefit liabilities (“UTB”) of $2.5 million as of March 31, 2022 and assessed the corresponding impact of the interest and penalties related to the UTB.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. Station Holdco is currently under examination by the IRS for the 2017 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes. The 2017 agreed audit adjustments are reflected as a reduction in carryforward net operating losses. The IRS has also issued a Notice of Proposed Adjustment under the 2017 tax year examination. The Company is appealing this proposed adjustment relating to land lease expense in 2017.
There are no other ongoing income tax audits as of March 31, 2022. For federal income tax purposes, the years 2018, 2019, and 2020 are subject to examination as the normal three-year statute of limitations expires three years after the actual filing date of the returns.
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
At March 31, 2022 and December 31, 2021, the Company’s liability under the TRA was $27.2 million, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the three months ended March 31, 2021, an exchange of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.6 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during the three months ended March 31, 2022. The Company expects to pay $6.7 million of the TRA liability within the next twelve months.
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
9.    Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2022 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months ended March 31, 2021,

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the Company incurred a net loss. As a result, all potentially dilutive securities were excluded from the calculation of diluted loss per share for the period because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$92,245	$(106,563)
Less: net (income) loss attributable to noncontrolling interests	(43,899)	41,785
Net income (loss) attributable to Red Rock, basic	48,346	(64,778)
Effect of dilutive securities	34,680	—
Net income (loss) attributable to Red Rock, diluted	$83,026	$(64,778)

	Three Months Ended March 31,
	2022	2021
Weighted average shares of Class A common stock outstanding, basic	61,005	70,728
Effect of dilutive securities	46,696	—
Weighted average shares of Class A common stock outstanding, diluted	107,701	70,728

The calculation of diluted earnings (loss) per share of Class A common stock excluded the following potentially dilutive shares that were outstanding at March 31, 2022 and 2021, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	—	45,986
Stock options	1,164	7,408
Unvested restricted shares of Class A common stock	25	437
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
10.    Commitments and Contingencies
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
11.    Segments
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

	Three Months Ended March 31,
	2022	2021
Net revenues
Las Vegas operations:
Casino	$279,771	$259,938
Food and beverage	65,699	46,872
Room	36,772	21,944
Other (a)	17,275	13,842
Management fees	213	221
Las Vegas operations net revenues	399,730	342,817
Native American management:
Management fees	—	8,087
Reportable segment net revenues	399,730	350,904
Corporate and other	1,906	1,715
Net revenues	$401,636	$352,619

Net income (loss)	$92,245	$(106,563)
Adjustments
Depreciation and amortization	33,425	54,255
Share-based compensation	3,505	2,741
Write-downs and other, net	10,180	260
Asset impairment	—	169,733
Interest expense, net	26,674	27,267
Loss on extinguishment of debt	—	8,140
Provision for income tax	12,719	217
Other	—	599
Adjusted EBITDA (b)	$178,748	$156,649

Adjusted EBITDA
Las Vegas operations	$194,604	$160,680
Native American management	(2,196)	7,604
Reportable segment Adjusted EBITDA	192,408	168,284
Corporate and other	(13,660)	(11,635)
Adjusted EBITDA	$178,748	$156,649
_______________________________________________________________
(a)Includes tenant lease revenue of $4.4 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other, net, asset impairment, interest expense, net, loss on extinguishment of debt, provision for income tax and other.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates nine major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. Three of our major properties had not reopened as of March 31, 2022 as discussed below. A subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021. In addition, we are currently constructing a new casino resort on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley, which is expected to open in the next 18 to 24 months.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2022, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In March 2022, the unemployment rate in the Las Vegas metropolitan area was 5.0%, down from a high of 34% in April 2020. Statewide, the unemployment rate declined to 5.0% in March 2022, as compared to 30% in April 2020. Despite the economic impacts of the COVID-19 pandemic, the median price of an existing single-family home in Las Vegas was up 26.7% for March 2022 as compared to March 2021. This continues a trend of significant improvement in home values in Las Vegas since 2012, with the median home price reaching another all-time high of $460,000 in March 2022 according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.4% growth rate in 2021. We cannot predict whether the recovery in unemployment and the positive trends in housing prices and population growth in the Las Vegas area will continue.
At March 31, 2022, three of our major properties, Texas Station, Fiesta Henderson and Fiesta Rancho, had not reopened since their closure in March 2020 to comply with a statewide emergency order mandating the closure of Nevada casinos as a result of the ongoing COVID-19 pandemic. We will continue to assess the performance of our open properties, as well as the Las Vegas market and the economy as a whole, before considering whether to reopen some or all of the remaining properties, and we have no current plans to reopen any of these properties in 2022.
Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends which continued throughout the first quarter of 2022, including strong and consistent visitation from our guests, including a younger demographic, increased spend per visit, more time spent on gaming devices and a return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, continue to drive strong operating results in 2022. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of the COVID-19 pandemic and its related variants on the United States and Las Vegas economies may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2022	2021
Net revenues	$401,636	$352,619	13.9%
Operating income	130,794	(71,153)	n/m

Casino revenues	279,771	259,938	7.6%
Casino expenses	68,866	63,116	9.1%
Margin	75.4%	75.7%

Food and beverage revenues	65,699	46,872	40.2%
Food and beverage expenses	53,223	41,057	29.6%
Margin	19.0%	12.4%

Room revenues	36,772	21,944	67.6%
Room expenses	12,482	11,091	12.5%
Margin	66.1%	49.5%

Other revenues	19,181	15,557	23.3%
Other expenses	6,370	5,350	19.1%

Management fee revenue	213	8,308	n/m

Selling, general and administrative expenses	86,296	78,910	9.4%
Percent of net revenues	21.5%	22.4%

Depreciation and amortization	33,425	54,255	(38.4)%
Write-downs and other, net	10,180	260	n/m
Asset impairment	—	169,733	n/m
Interest expense, net	26,674	27,267	(2.2)%
Loss on extinguishment of debt	—	8,140	n/m
Provision for income tax	12,719	217	n/m
Net income (loss) attributable to noncontrolling interests	43,899	(41,785)	n/m
Net income (loss) attributable to Red Rock	48,346	(64,778)	n/m
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
Net Revenues. Net revenues for the three months ended March 31, 2022 increased by $49.0 million as compared to the prior year period. Net revenues were higher across all revenue categories except management fee revenue, which decreased as we ceased to manage Graton Resort in February 2021. The improvement in net revenues was due to our continued recovery from the negative effects of the COVID-19 pandemic, despite the ongoing closure of three of our properties.
Operating Income (Loss). For the three months ended March 31, 2022, our operating income was $130.8 million as compared to an operating loss of $71.2 million for the prior year period. Our strong performance and the overall customer trends for the current year period are consistent with the trends we have seen since our reopening in June 2020. For the three months ended March 31, 2021, our operating loss was primarily due to a $169.7 million asset impairment charge associated with Palms Casino Resort (“Palms”), which was sold in December 2021. Additional information about factors impacting our operating income (loss) is discussed below.
Casino.  Casino revenue increased by 7.6% and casino expense increased by 9.1% for the three months ended March 31, 2022 as compared to the prior year period due to increased volume across all major categories of casino operations. Slot handle increased by 6.9%, table games drop increased by 17.2%, and race and sports write increased by 31.5%. The increase in casino expense for the three months ended March 31, 2022 was commensurate with the increased casino volume and included higher gaming taxes and employee-related costs.
Food and Beverage.  Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three months ended March 31, 2022, food and beverage revenue increased by 40.2% and food and beverage expense increased by 29.6%, as compared to the prior year period, primarily due to an increase in catering and group business as well as higher food revenue at our restaurants. For the prior year period, certain state-mandated occupancy and other operational restrictions had a negative impact on our food and beverage operations. For the three months ended March 31, 2022, the number of restaurant guests served increased by 8.4% and the average guest check increased by 25.1% as compared to the prior year period. The increase in food and beverage expense for the three months ended March 31, 2022 was commensurate with the increased food and beverage revenue and included higher employee-related costs and costs of sales.
Room.  Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2022	2021
Occupancy	77.0%	60.1%
Average daily rate	$167.97	$117.07
Revenue per available room	$129.29	$70.35
For the three months ended March 31, 2022 as compared to the prior year period, room revenue increased by 67.6% and room expense increased by 12.5%, as domestic travel and demand recovered from the effects of the pandemic. Our ADR increased by 43.5%, our revenue per available room improved by 83.8% and our occupancy rate increased by 16.9 percentage points for the three months ended March 31, 2022 as compared to the prior year period. Room expense increased commensurate with the increased occupancy.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three months ended March 31, 2022, other revenues and other expenses increased 23.3% and 19.1%, respectively, as compared to the prior year period, reflecting an easing of customers’ pandemic-related concerns. For the prior year period, our results were negatively impacted by state-mandated occupancy, social distancing and other restrictions.
Management Fee Revenue.  For the three months ended March 31, 2022, management fees represented fees earned from the management of our joint ventures. For the prior year period, management fees primarily represented fees earned from our agreement with a Native American tribe to manage Graton Resort, which we ceased to manage on February 5, 2021.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2022, SG&A expenses increased by 9.4% or $7.4 million as compared to the prior year period. The increase in SG&A expenses was primarily due to higher legal and employee-related costs. As a percentage of net revenue, SG&A expenses decreased by 0.9% for the three months ended March 31, 2022 as compared to the prior year period.
Depreciation and Amortization.  For the three months ended March 31, 2022, depreciation and amortization expense decreased by 38.4% as compared to the prior year period as we ceased recognizing depreciation and amortization expense for Palms in the second quarter of 2021 when the property was reclassified to assets held for sale. The sale of Palms was completed in December 2021. Depreciation expense also decreased due to certain assets becoming fully depreciated.

Write-downs and Other, net. Write-downs and other, net include gains and losses on asset disposals, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine expenses. For the three months ended March 31, 2022, write-downs and other, net totaled $10.2 million, which included $6.7 million in artist performance agreement termination costs associated with Palms. For the three months ended March 31, 2021, write-downs and other, net totaled $0.3 million.
Asset Impairment. For the three months ended March 31, 2021, we recorded an asset impairment charge of $169.7 million to reduce the carrying amount of Palms to its estimated fair value less cost to sell as a result of entering into a purchase agreement to sell the property at a price less than its carrying amount. The sale was completed in December 2021.
Interest Expense, net.  Interest expense, net decreased to $26.7 million for the three months ended March 31, 2022 as compared to $27.3 million for the prior year period. The slight decrease in interest expense was primarily due to lower average outstanding indebtedness and the redemption of the fixed rate 5.00% Senior Notes in 2021. Variable interest rates applicable to our credit facility have remained very low since February 2020 in response to the pandemic. However, interest rates began increasing in the first quarter of 2022, and we expect rates may continue to increase in response to economic conditions. Additional information about long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment of Debt. For the three months ended March 31, 2021, we recognized a loss of $8.1 million as a result of the partial redemption of the 5.00% Senior Notes. The remaining aggregate principal amount of these notes was redeemed in the fourth quarter of 2021.
Provision for Income Tax. For the three months ended March 31, 2022, we recognized a provision for income tax of $12.7 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 12.1% for the three months ended March 31, 2022 was less than the statutory rate. We recognized income tax expense of $0.2 million for the three months ended March 31, 2021.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021 represented the portion of net income (loss) attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2022 and 2021 for our two reportable segments and a reconciliation of net income (loss) to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangement.

	Three Months Ended March 31,
	2022	2021
Net revenues
Las Vegas operations	$399,730	$342,817
Native American management	—	8,087
Reportable segment net revenues	399,730	350,904
Corporate and other	1,906	1,715
Net revenues	$401,636	$352,619

Net income (loss)	$92,245	$(106,563)
Adjustments
Depreciation and amortization	33,425	54,255
Share-based compensation	3,505	2,741
Write-downs and other, net	10,180	260
Asset impairment	—	169,733
Interest expense, net	26,674	27,267
Loss on extinguishment of debt	—	8,140
Provision for income tax	12,719	217
Other	—	599
Adjusted EBITDA	$178,748	$156,649

Adjusted EBITDA
Las Vegas operations	$194,604	$160,680
Native American management	(2,196)	7,604
Corporate and other	(13,660)	(11,635)
Adjusted EBITDA	$178,748	$156,649

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income (loss), Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other, net, asset impairment, interest expense, net, loss on extinguishment of debt, provision for income tax and other.
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
At March 31, 2022, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $18.3 million and $92.5 million of deferred tax assets, net that are solely assets of the Holding Company, as well as liabilities that are solely the Holding Company’s, consisting of income tax payable of $4.8 million, a $27.2 million liability under the TRA, of which $6.7 million is expected to be paid in the next twelve months, and $3.3 million of other net liabilities. At December 31, 2021, the Holding Company had cash of $3.3 million, $98.6 million of deferred tax assets, net, income tax payable of $0.7 million, a $27.2 million noncurrent liability under the TRA and $1.2 million of other net current liabilities.
For the three months ended March 31, 2022 and 2021, the Holding Company recognized net losses of $12.7 million and $0.2 million, respectively, primarily representing provision for income tax.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
At March 31, 2022, we had $336.6 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At March 31, 2022, Station LLC’s borrowing availability was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for the remainder of 2022 include (i) approximately $335.0 million to $460.0 million for capital expenditures, including the development of Durango, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $19.4 million and $77.4 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $15.4 million to be paid in June 2022, and (iv) distributions to noncontrolling interest holders of Station Holdco, including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
As of September 2021, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $300 million of our Class A common stock through December 31, 2022. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the three months ended March 31, 2022, we repurchased 184,793 shares of our Class A common stock in open market transactions at a weighted-average price of $47.77 per share, and we have $145.6 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$157,465	$119,760
Investing activities	(40,131)	(16,252)
Financing activities	(56,049)	(106,629)
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
For the three months ended March 31, 2022, net cash provided by operating activities was $157.5 million as compared to $119.8 million for the prior year period. For the current year period, an increase in gaming revenues and favorable customer trends continue to drive strong operating results.
Cash Flows from Investing Activities
For the three months ended March 31, 2022 and 2021, cash paid for capital expenditures totaled $38.9 million and $8.0 million, respectively. Capital expenditures for the current year period included amounts related to the Durango project.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, we paid $15.8 million in dividends to Class A common stockholders and $21.8 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $8.8 million to repurchase 184,793 shares of our Class A common stock pursuant to our equity repurchase program and $2.0 million to repurchase Class A shares in satisfaction of tax withholding obligations on vested restricted stock.
During the three months ended March 31, 2021, we incurred net borrowings under the revolving credit facility of $175.0 million, which were used, along with cash on hand, to redeem $250.0 million in outstanding principal amount of the 5.00% Senior Notes and to pay a redemption premium of $6.3 million. In addition, during the three months ended March 31, 2021, we paid $11.2 million to repurchase 382,602 shares of our Class A common stock pursuant to our equity repurchase program. We also paid cash tax distributions of $7.6 million to noncontrolling interest holders of Station Holdco during the period and $2.8 million to a noncontrolling interest holder unaffiliated with Red Rock who exchanged 100,000 Class B common stock and LLC Units for cash.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the three months ended March 31, 2022, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

We believe that as of March 31, 2022, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to provide liquidity if changes in the economy, discretionary spending, consumer confidence or other external factors negatively affect our business. In addition, such covenants and restrictions may limit our ability to compete effectively or to take advantage of new business opportunities. Further, our ability to comply with covenants and restrictions contained in the agreements governing our indebtedness may be adversely affected by general economic conditions and industry conditions resulting from the COVID-19 pandemic.
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
Off-Balance Sheet Arrangements
At March 31, 2022, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At March 31, 2022, we had outstanding letters of credit and similar obligations totaling $29.4 million.
Inflation
Our business has begun to experience the impact of increased inflationary pressure. Commodity prices have increased and become more volatile, and we are experiencing price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls and adjusting prices.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 3 to the Condensed Consolidated Financial Statements for information about this project.
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
In January 2020, the Clark County Education Association (“CCEA”) filed a ballot initiative to increase the Nevada gaming tax by three percentage points, from 6.75 percent to 9.75 percent. CCEA subsequently withdrew the petition and no longer supports it; however, the Nevada Secretary of State has taken the position that a petition cannot be withdrawn from the ballot following signature qualification. CCEA initiated a legal challenge against the Secretary of State to compel the withdrawal of the initiative. CCEA prevailed at the district court level, but the Secretary of State has appealed to the Nevada Supreme Court. If the initiative is not withdrawn, it will be voted on during the November 8, 2022, general election. If the voters approve the ballot initiative, the gaming tax increase would become effective on January 1, 2023.

Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.
Forward-looking Statements
The outbreak of COVID-19 resulted in the closure of all of our casino properties and all other casino properties located in Nevada from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but certain of our properties will remain closed until we determine when and if to reopen them based on our analysis of a number of factors, including the health of the economy as a whole, the health of the Las Vegas economy, customer demand and expense of operating the properties. Although restrictions on operations to implement social distancing and other health and safety protocols were progressively lifted through June 1, 2021, and a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces was lifted on February 10, 2022, there is no guarantee that additional measures will not be re-implemented in the future. The outbreak of COVID-19 and measures to reduce its spread have caused, and may continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular, which could adversely impact our business.
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Potential factors which could affect our financial condition, results of operations and business includes, without limitation, the impact of the COVID-19 pandemic on our business, financial results and liquidity; the duration of the closure of our properties that we have not reopened; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of

March 31, 2022, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents Class A share repurchases, including those we have made pursuant to our equity repurchase program as well as those withheld in satisfaction of tax withholding obligations on vested restricted stock. The Class A shares were retired upon repurchase.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
January 31, 2022	—	$—	—	$154,427,339
February 28, 2022	216,007	48.19	184,793	145,599,668
March 31, 2022	8,644	42.12	—	145,599,668
Totals	224,651	$41.45	184,793
_______________________________________________________________
(1)    Excludes commissions.
(2)    As of September 2021, our board of directors had approved an equity repurchase program authorizing the repurchase of up to an aggregate of $300 million of our Class A common stock through December 31, 2022.
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.

Item 6.    Exhibits
(a)Exhibits
No. 10.1—Employment Agreement, dated as of March 3, 2022, among Red Rock Resorts, Inc., Station Casinos LLC and Scott Kreeger. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 9, 2022.)†
No. 10.2—Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III.†
No. 10.3—Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Lorenzo J. Fertitta.†
No. 10.4—Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey.†
No. 10.5—Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch.†
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

RED ROCK RESORTS, INC., Registrant

Date:	May 6, 2022	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)