Form 10-Q
period 2022-06-30
Red Rock Resorts, Inc.
filed 2022-08-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Class A Common Stock, $0.01 par value	58,445,046
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,268	$275,281
Receivables, net	31,663	36,739
Inventories	12,524	11,734
Prepaid gaming tax	29,543	26,745
Prepaid expenses and other current assets	32,912	20,416
Assets held for sale	7,600	7,600
Total current assets	370,510	378,515
Property and equipment, net of accumulated depreciation of $1,118,962 and $1,168,813 at June 30, 2022 and December 31, 2021, respectively	1,986,005	2,009,608
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $17,426 and $17,128 at June 30, 2022 and December 31, 2021, respectively	85,174	87,172
Land held for development	237,335	237,335
Native American development costs	36,764	34,094
Deferred tax asset, net	88,350	98,625
Other assets, net	70,516	99,308
Total assets	$3,070,330	$3,140,333
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,667	$17,466
Accrued interest payable	13,988	14,320
Other accrued liabilities	161,969	147,109
Current portion of payable pursuant to tax receivable agreement	6,664	—
Current portion of long-term debt	25,942	25,921
Total current liabilities	227,230	204,816
Long-term debt, less current portion	2,817,926	2,827,603
Other long-term liabilities	32,429	30,723
Payable pursuant to tax receivable agreement, less current portion	20,494	27,158
Total liabilities	3,098,079	3,090,300
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,445,046 and 61,426,605 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	584	614
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	—	55,028
Retained earnings	13,144	3,851
Total Red Rock Resorts, Inc. stockholders’ equity	13,729	59,494
Noncontrolling interest (deficit)	(41,478)	(9,461)
Total stockholders’ equity (deficit)	(27,749)	50,033
Total liabilities and stockholders’ equity (deficit)	$3,070,330	$3,140,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Casino	$280,636	$304,212	$560,407	$564,150
Food and beverage	73,756	64,885	139,455	111,757
Room	44,283	39,150	81,055	61,094
Other	23,322	19,640	42,503	35,197
Management fees	244	270	457	8,578
Net revenues	422,241	428,157	823,877	780,776
Operating costs and expenses:
Casino	69,746	70,400	138,612	133,516
Food and beverage	57,839	48,879	111,062	89,936
Room	13,293	14,650	25,775	25,741
Other	8,792	5,983	15,162	11,333
Selling, general and administrative	90,193	84,090	176,489	163,000
Depreciation and amortization	33,097	36,160	66,522	90,415
Write-downs and other, net	2,045	1,435	12,225	1,695
Asset impairment	78,992	(1,956)	78,992	167,777
	353,997	259,641	624,839	683,413
Operating income	68,244	168,516	199,038	97,363
Earnings from joint ventures	1,012	1,233	1,856	1,623
Operating income and earnings from joint ventures	69,256	169,749	200,894	98,986
Other expense:
Interest expense, net	(28,748)	(25,614)	(55,422)	(52,881)
Loss on extinguishment of debt	—	—	—	(8,140)
Other	—	(204)	—	(380)
	(28,748)	(25,818)	(55,422)	(61,401)
Income before income tax	40,508	143,931	145,472	37,585
Provision for income tax	(8,070)	(581)	(20,789)	(798)
Net income	32,438	143,350	124,683	36,787
Less: net income attributable to noncontrolling interests	16,690	56,636	60,589	14,851
Net income attributable to Red Rock Resorts, Inc.	$15,748	$86,714	$64,094	$21,936

Earnings per common share (Note 10):
Earnings per share of Class A common stock, basic	$0.26	$1.24	$1.06	$0.31
Earnings per share of Class A common stock, diluted	$0.26	$1.12	$1.04	$0.29
Weighted-average common shares outstanding:
Basic	59,514	70,212	60,255	70,469
Diluted	61,568	117,787	62,707	117,639

Comprehensive income	$32,438	$143,419	$124,683	$36,856
Less: comprehensive income attributable to noncontrolling interests	16,690	56,662	60,589	14,877
Comprehensive income attributable to Red Rock Resorts, Inc.	$15,748	$86,757	$64,094	$21,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity (deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2022	61,472	$615	45,986	$1	$50,252	$36,942	$8,973	$96,783
Net income	—	—	—	—	—	15,748	16,690	32,438
Share-based compensation	—	—	—	—	4,701	—	—	4,701
Distributions	—	—	—	—	—	—	(33,133)	(33,133)
Dividends	—	—	—	—	—	(14,671)	—	(14,671)
Stock option exercises and issuance of restricted stock, net	12	(1)	—	—	1,211	—	—	1,210
Withholding tax on share-based compensation	(1)	—	—	—	(1,398)	—	—	(1,398)
Repurchases of Class A common stock	(3,038)	(30)	—	—	(88,774)	(24,875)	—	(113,679)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	34,008	—	(34,008)	—
Balances, June 30, 2022	58,445	$584	45,986	$1	$—	$13,144	$(41,478)	$(27,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity (deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	64,094	60,589	124,683
Share-based compensation	—	—	—	—	8,243	—	—	8,243
Distributions	—	—	—	—	—	—	(54,931)	(54,931)
Dividends	—	—	—	—	—	(29,926)	—	(29,926)
Stock option exercises and issuance of restricted stock, net	281	2	—	—	(2)	—	—	—
Withholding tax on share-based compensation	(41)	—	—	—	(3,344)	—	—	(3,344)
Repurchases of Class A common stock	(3,222)	(32)	—	—	(97,600)	(24,875)	—	(122,507)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	37,675	—	(37,675)	—
Balances, June 30, 2022	58,445	$584	45,986	$1	$—	$13,144	$(41,478)	$(27,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net income	—	—	—	—	—	21,936	—	14,851	36,787
Other comprehensive income, net of tax	—	—	—	—	—	—	43	26	69
Share-based compensation	—	—	—	—	6,114	—	—	—	6,114
Distributions	—	—	—	—	—	—	—	(31,394)	(31,394)
Dividends	—	—	—	—	—	6	—	—	6
Stock option exercises and issuance of restricted stock, net	225	3	—	—	1,174	—	—	—	1,177
Withholding tax on share-based compensation	(14)	—			(1,285)	—	—	—	(1,285)
Repurchases of Class A common stock	(1,065)	(11)	—	—	(37,813)	—	—	—	(37,824)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for cash	—	—	—	—	(641)	—	—	—	(641)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,536)	—	(1)	2,537	—
Balances, June 30, 2021	70,374	$704	45,986	$1	$348,369	$(11,129)	$(582)	$237,465	$574,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$124,683	$36,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,522	90,415
Write-downs and other, net	205	312
Asset impairment	78,992	167,777
Amortization of debt discount and debt issuance costs	4,841	4,808
Share-based compensation	8,137	6,114
Loss on extinguishment of debt	—	8,140
Deferred income tax	10,275	—
Changes in assets and liabilities:
Receivables, net	5,076	428
Inventories and prepaid expenses	(21,090)	(16,608)
Accounts payable	1,327	3,485
Accrued interest payable	(332)	(3,126)
Other accrued liabilities	(1,363)	12,046
Other, net	387	2,005
Net cash provided by operating activities	277,660	312,583
Cash flows from investing activities:
Capital expenditures, net of related payables	(101,371)	(20,149)
Native American development costs	(2,997)	(4,388)
Net settlement of derivative instruments	—	(11,526)
Other, net	(246)	462
Net cash used in investing activities	(104,614)	(35,601)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	—	220,000
Payments under credit agreements with original maturity dates greater than three months	(12,390)	(197,889)
Partial redemption of 5.00% Senior Notes	—	(250,000)
Cash paid for early extinguishment of debt	—	(6,250)
Proceeds from exercise of stock options	—	1,177
Distributions to noncontrolling interests	(54,931)	(31,394)
Repurchases of Class A common stock	(122,507)	(37,824)
Withholding tax on share-based compensation	(3,344)	(1,285)
Exchanges of noncontrolling interests for cash	—	(2,822)
Dividends paid	(30,286)	(60)
Other, net	(575)	(554)
Net cash used in financing activities	(224,033)	(306,901)
Decrease in cash, cash equivalents and restricted cash	(50,987)	(29,919)
Balance, beginning of period	307,255	125,705
Balance, end of period	$256,268	$95,786
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$256,268	$90,988
Cash, cash equivalents and restricted cash included in assets held for sale	—	4,798
Balance, end of period	$256,268	$95,786
Supplemental cash flow disclosures:
Cash paid for interest, net of $1,163 and $0 capitalized, respectively	$50,926	$51,234
Cash paid for income taxes	$17,755	$739
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$33,454	$9,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2022, the Company held 57% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
In June 2022, the Company decided to permanently close its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which have been closed since March 2020 as a result of the COVID-19 pandemic. The facilities at these properties are expected to be demolished to reposition the land for sale. See Note 3 for additional information.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation. In the first quarter of 2022, management determined that the held for sale criteria were no longer met for a parcel of land that was previously classified as held for sale, and the carrying amount of $50.6 million was reclassified to Land held for development at December 31, 2021.
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
The ownership of the LLC Units is summarized as follows:

	June 30, 2022		December 31, 2021
	Units	Ownership %	Units	Ownership %
Red Rock	62,045,936	57.4%	64,425,248	58.4%
Noncontrolling interest holders	45,985,804	42.6%	45,985,804	41.6%
Total	108,031,740	100.0%	110,411,052	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the six months ended June 30, 2022, rebalancing was due primarily to Station Holdco’s repurchases of LLC Units from Red Rock in connection with the Company’s repurchases of Class A shares..
3.    Asset Impairment
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s long-lived asset impairment tests are performed at the reporting unit level, and each of its operating properties is considered a separate reporting unit.
The Company’s decision in June 2022 to permanently close three of its properties as described in Note 1 was an indicator of impairment. As a result, the Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities that are expected to be demolished. The recoverability of the carrying amounts of the remaining assets, primarily land, was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. There was no goodwill associated with the properties.
For the three and six months ended June 30, 2021, asset impairment related to the pending sale of Palms Casino Resort, which was completed in December 2021.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through June 30, 2022, the Company has paid approximately $51.9 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2022, the carrying amount of the advances was $36.8 million. The Company earns a return on the advances to the Mono. Due to uncertainty surrounding the timing and amount of the stated return, the Company will recognize the return when it is received.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at June 30, 2022. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at June 30, 2022 of each of the critical milestones necessary to complete the North Fork Project.

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
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and dispositive motions have been filed by Picayune, the State of California and the Mono.
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Contract and customer-related liabilities:
Rewards Program liability	$12,108	$12,711
Advance deposits and future wagers	12,239	15,897
Unpaid wagers, outstanding chips and other customer-related liabilities	19,752	21,963
Other accrued liabilities:
Accrued payroll and related	36,531	30,019
Accrued gaming and related	24,650	25,372
Construction payables and equipment purchase accruals	33,498	15,437
Operating lease liabilities, current portion	2,981	2,976
Other	20,210	22,734
	$161,969	$147,109

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2022	December 31, 2021
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (3.92% and 2.50% at June 30, 2022 and December 31, 2021, respectively), net of unamortized discount and deferred issuance costs of $22.6 million and $24.9 million at June 30, 2022 and December 31, 2021, respectively	$1,458,359	$1,463,731
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (3.17% and 1.61% at June 30, 2022 and December 31, 2021, respectively), net of unamortized discount and deferred issuance costs of $1.3 million and $1.6 million at June 30, 2022 and December 31, 2021, respectively	166,362	170,819
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate	—	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.7 million and $6.0 million at June 30, 2022 and December 31, 2021, respectively	494,254	494,015
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $6.2 million and $6.6 million at June 30, 2022 and December 31, 2021, respectively	684,642	684,170
Other long-term debt, weighted-average interest of 3.82% at June 30, 2022 and December 31, 2021, net of unamortized discount and deferred issuance costs of $0.2 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively	40,251	40,789
Total long-term debt	2,843,868	2,853,524
Current portion of long-term debt	(25,942)	(25,921)
Total long-term debt, net	$2,817,926	$2,827,603
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%. The Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.00 to 1.00 at June 30, 2022 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at June 30, 2022.
Revolving Credit Facility
At June 30, 2022, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2022	December 31, 2021
Aggregate fair value	$2,577	$2,887
Aggregate carrying amount	2,844	2,854

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
7.    Stockholders’ Equity (Deficit)
Net Income Attributable to Red Rock Resorts, Inc. and Transfers from (to) Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers from (to) noncontrolling interests (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Red Rock Resorts, Inc.	$15,748	$86,714	$64,094	$21,936
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests	—	—	—	598
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	34,008	(2,386)	37,675	(2,537)
Net transfers from (to) noncontrolling interests	34,008	(2,386)	37,675	(1,939)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$49,756	$84,328	$101,769	$19,997

Dividends
During the three and six months ended June 30, 2022, the Company declared and paid cash dividends of $0.25 and $0.50 per share of Class A common stock, respectively. No dividends were paid during the three and six months ended June 30, 2021. On August 9, 2022, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of September 15, 2022 to be paid on September 30, 2022. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Equity Repurchase Program
As of September 2021, the Company’s board of directors had approved an equity repurchase program authorizing the repurchase of up to an aggregate of $300 million of its Class A common stock through December 31, 2022. During the three and six months ended June 30, 2022, the Company repurchased 3.0 million and 3.2 million shares, respectively, of its Class A common stock for an aggregate purchase price of $113.7 million and $122.5 million, respectively, and a weighted average price per share of $37.42 and $38.02, respectively, in open market transactions. At June 30, 2022, the remaining amount authorized for repurchases under the program was $31.9 million. On August 4, 2022, the Company’s board of directors authorized the repurchase of an additional $300.0 million of its Class A common stock through June 30, 2024, thereby increasing the remaining amount authorized for repurchases under the program to $331.9 million.
8.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.6 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.8 million shares were available for issuance at June 30, 2022.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2022	392,386	$28.47	6,562,539	$25.67
Activity during the period:
Granted	214,413	47.33	1,121,407	47.34
Vested/exercised (a)	(152,052)	28.54	(197,889)	24.24
Forfeited/expired	(4,013)	28.20	(52,504)	25.28
Outstanding at June 30, 2022	450,734	$37.42	7,433,553	$28.97
_______________________________________________________________
(a)Stock options exercised included 127,588 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $4.6 million and $8.1 million for the three and six months ended June 30, 2022, respectively, and $3.4 million and $6.1 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, unrecognized share-based compensation cost was $49.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 19.9% and 14.3%, respectively, as compared to 0.4% and 2.1% for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 differs from the 21% statutory rate primarily due to valuation allowances recorded against a portion of its outside basis difference of its interest in Station Holdco and because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests.
As a result of the Company’s 2016 initial public offering (“IPO”) and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the tax receivable agreement (“TRA”) representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step-up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants. In addition, the Company has recorded deferred tax assets related to net operating losses.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
At June 30, 2022 and December 31, 2021, the Company’s liability under the TRA was $27.2 million, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the six months ended June 30, 2021, an exchange of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.6 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during the three and six months ended June 30, 2022 or the three months ended June 30, 2021. The Company expects to pay $6.7 million of the TRA liability within the next twelve months.
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
10.    Earnings Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and six months ended June 30, 2022 represented nonvested restricted shares of Class A common stock and outstanding stock options. For the three and six months ended June 30, 2021, dilutive shares included in the calculation of diluted earnings per share represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$32,438	$143,350	$124,683	$36,787
Less: net income attributable to noncontrolling interests	(16,690)	(56,636)	(60,589)	(14,851)
Net income attributable to Red Rock, basic	15,748	86,714	64,094	21,936
Effect of dilutive securities	264	44,732	1,114	11,730
Net income attributable to Red Rock, diluted	$16,012	$131,446	$65,208	$33,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares of Class A common stock outstanding, basic	59,514	70,212	60,255	70,469
Effect of dilutive securities	2,054	47,575	2,452	47,170
Weighted average shares of Class A common stock outstanding, diluted	61,568	117,787	62,707	117,639

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at June 30, 2022 and 2021, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	45,986	—	45,986	—
Stock options	2,012	1,268	1,164	2,019
Unvested restricted shares of Class A common stock	205	—	104	—
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
11.    Commitments and Contingencies
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
12.    Segments
The Company views each of its Las Vegas casino properties and its Native American management arrangements as individual operating segments. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company utilizes Adjusted EBITDA as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Las Vegas operations:
Casino	$280,636	$304,212	$560,407	$564,150
Food and beverage	73,756	64,885	139,455	111,757
Room	44,283	39,150	81,055	61,094
Other (a)	21,192	17,893	38,467	31,735
Management fees	244	270	457	491
Las Vegas operations net revenues	420,111	426,410	819,841	769,227
Native American management:
Management fees	—	—	—	8,087
Reportable segment net revenues	420,111	426,410	819,841	777,314
Corporate and other	2,130	1,747	4,036	3,462
Net revenues	$422,241	$428,157	$823,877	$780,776

Net income	$32,438	$143,350	$124,683	$36,787
Adjustments
Depreciation and amortization	33,097	36,160	66,522	90,415
Share-based compensation	4,632	3,373	8,137	6,114
Write-downs and other, net	2,045	1,435	12,225	1,695
Asset impairment	78,992	(1,956)	78,992	167,777
Losses from assets held for sale	—	1,441	—	1,441
Interest expense, net	28,748	25,614	55,422	52,881
Loss on extinguishment of debt	—	—	—	8,140
Provision for income tax	8,070	581	20,789	798
Other	846	159	846	758
Adjusted EBITDA (b)	$188,868	$210,157	$367,616	$366,806

Adjusted EBITDA
Las Vegas operations	$203,929	$222,589	$398,533	$383,269
Native American management	(1,252)	—	(3,448)	7,604
Reportable segment Adjusted EBITDA	202,677	222,589	395,085	390,873
Corporate and other	(13,809)	(12,432)	(27,469)	(24,067)
Adjusted EBITDA	$188,868	$210,157	$367,616	$366,806
_______________________________________________________________
(a)Includes tenant lease revenue of $5.7 million and $10.1 million for the three and six months ended June 30, 2022, respectively, and $4.0 million and $6.7 million for the three and six months ended June 30, 2021, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.
(b)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, losses from assets held for sale, interest expense, net, loss on extinguishment of debt, provision for income tax and other.

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In June 2022, we decided to permanently close our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which have been closed since March 2020 as a result of the COVID-19 pandemic. The facilities at these properties are expected to be demolished to reposition the land for sale. We are currently constructing a new casino resort on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley, which is expected to open in the next 15 to 21 months. Through February 5, 2021, a subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2022, we held 57% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In June 2022, the unemployment rate in the Las Vegas metropolitan area increased slightly to 5.7% from 5.0% in March 2022, but remains down from a high of 34% in April 2020. Statewide, the unemployment rate declined to 4.7% in June 2022, as compared to 30% in April 2020. In June 2022, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $480,000, up 21.5% as compared to June 2021. This continues a trend of significant year over year improvements in Las Vegas home values since 2012. We cannot predict whether the recovery in unemployment and the positive trends in housing prices in the Las Vegas area will continue, especially in light of uncertainty in the economic outlook stemming from rising inflation, higher interest rates and increased energy costs.
The COVID-19 pandemic and its related variants have had, and may continue to have, a detrimental impact on the United States and Las Vegas economies. We have taken steps to mitigate these and potential future effects of COVID-19 and its related variants on our results of operations through a combination of streamlining our business, optimizing our marketing initiatives, and reducing expenses.
Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends that continued in the second quarter of 2022, including strong and consistent visitation from our guests, including a younger demographic, strong spend per visit and a return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, continue to drive strong operating results in 2022. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of the COVID-19 pandemic and its related variants on the United States and Las Vegas economies may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2022	2021		2022	2021
Net revenues	$422,241	$428,157	(1.4)%	$823,877	$780,776	5.5%
Operating income	68,244	168,516	(59.5)%	199,038	97,363	104.4%

Casino revenues	280,636	304,212	(7.7)%	560,407	564,150	(0.7)%
Casino expenses	69,746	70,400	(0.9)%	138,612	133,516	3.8%
Margin	75.1%	76.9%		75.3%	76.3%

Food and beverage revenues	73,756	64,885	13.7%	139,455	111,757	24.8%
Food and beverage expenses	57,839	48,879	18.3%	111,062	89,936	23.5%
Margin	21.6%	24.7%		20.4%	19.5%

Room revenues	44,283	39,150	13.1%	81,055	61,094	32.7%
Room expenses	13,293	14,650	(9.3)%	25,775	25,741	0.1%
Margin	70.0%	62.6%		68.2%	57.9%

Other revenues	23,322	19,640	18.7%	42,503	35,197	20.8%
Other expenses	8,792	5,983	46.9%	15,162	11,333	33.8%

Management fee revenue	244	270	n/m	457	8,578	n/m

Selling, general and administrative expenses	90,193	84,090	7.3%	176,489	163,000	8.3%
Percent of net revenues	21.4%	19.6%		21.4%	20.9%

Depreciation and amortization	33,097	36,160	(8.5)%	66,522	90,415	(26.4)%
Write-downs and other, net	2,045	1,435	n/m	12,225	1,695	n/m
Asset impairment	78,992	(1,956)	n/m	78,992	167,777	n/m
Interest expense, net	28,748	25,614	12.2%	55,422	52,881	4.8%
Loss on extinguishment of debt	—	—	n/m	—	8,140	n/m
Provision for income tax	8,070	581	n/m	20,789	798	n/m
Net income attributable to noncontrolling interests	16,690	56,636	(70.5)%	60,589	14,851	308.0%
Net income attributable to Red Rock	15,748	86,714	(81.8)%	64,094	21,936	192.2%
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

Net Revenues. Net revenues for the three months ended June 30, 2022 were $422.2 million, down 1.4% as compared to $428.2 million for the prior year period. For the six months ended June 30, 2022, net revenues were $823.9 million, an increase of 5.5% compared to $780.8 million for the prior year period.
For the three and six months ended June 30, 2022, we continued to deliver strong year-over-year revenue growth across our non-gaming offerings at our properties. For the three months ended June 30, 2022, our food and beverage, room and other revenue increased by 13.7%, 13.1% and 18.7%, respectively, as compared to the same quarter in 2021, and for the six months ended June 30, 2022, we achieved year over year growth of 24.8%, 32.7% and 20.8% for food and beverage, room and other revenues, respectively. Our casino revenues for the three and six months ended June 30, 2022 were $280.6 million and $560.4 million, respectively, as compared to $304.2 million and $564.2 million, respectively, for the prior year periods. Our casino revenues for the three months ended June 30, 2021 were the highest in our history and were the result of multiple factors, including the lifting of all state-mandated COVID-19 restrictions on June 1, 2021, additional government stimulus payments, and the return of consumer demand amid the continued rollout of the COVID-19 vaccination program. Net revenues for the six months ended June 30, 2021 included management fees from Graton Resort, which we ceased to manage on February 5, 2021.
Operating Income. For the three and six months ended June 30, 2022, our operating income was $68.2 million and $199.0 million, respectively. Our operating income for the current year periods was negatively impacted by asset impairment charges totaling $79.0 million recognized in June 2022 when we decided to permanently close and demolish our Texas Station, Fiesta Rancho and Fiesta Henderson properties, which have remained closed since the beginning of the COVID-19 pandemic in March 2020. Our core operations continue to deliver strong results with margins exceeding our pre-pandemic levels.
For the three and six months ended June 30, 2021, our operating income was $168.5 million and $97.4 million, respectively. For the six months ended June 30, 2021, operating income was negatively impacted by a $167.8 million asset impairment charge related to Palms Casino Resort (“Palms”), which was sold in December 2021. Additional information about factors impacting our operating income is discussed below.
Casino.  As described at Net Revenues above, our casino revenues for the three and six months ended June 30, 2022 decreased by 7.7% and 0.7%, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2022, slot handle decreased by 5.7%, table games drop decreased by 2.2% and race and sports write increased by 7.3%. For the six months ended June 30, 2022, slot handle increased by 0.1%, table games drop increased by 6.6% and race and sports write increased by 20.1%. Casino expense decreased by 0.9% for the three months ended June 30, 2022 as compared to the prior year period. For the six months ended June 30, 2022, casino expense increased by 3.8% as compared to the prior year period, primarily due to higher employee-related costs.
Food and Beverage.  Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and six months ended June 30, 2022, food and beverage revenue increased by 13.7% and 24.8%, respectively, and food and beverage expense increased by 18.3% and 23.5%, respectively. The increases in food and beverage revenue were primarily due to an increase in catering and group business as well as higher food revenue at our restaurants. For the three and six months ended June 30, 2022, the number of restaurant guests served decreased by 10.4% and 2.4%, respectively, while the average guest check increased by 21.7% and 23.0%, respectively, as compared to the prior year periods. The increase in food and beverage expense for the three and six months ended June 30, 2022 was primarily due to higher employee-related costs associated with catering and group business, as well as higher costs of sales.
Room.  Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Occupancy	85.3%	82.0%	81.2%	71.1%
Average daily rate	$183.77	$151.94	$176.32	$137.32
Revenue per available room	$156.72	$124.55	$143.10	$97.65
For the three and six months ended June 30, 2022, room revenue increased by $5.1 million and $20.0 million, respectively, as compared to the prior year periods, as domestic travel and demand continued to recover from the effects of the COVID-19 pandemic. For the three and six months ended June 30, 2022, our ADR increased by 20.9% and 28.4%, respectively, our revenue per available room improved by 25.8% and 46.5%, respectively, and our occupancy rate increased by 3.3 and 10.1 percentage points, respectively, all as compared to the prior year periods. Room expense decreased by $1.4 million for the three months ended June 30, 2022 and room expense was flat for the six months ended June 30, 2022, both as compared to the prior year periods.

Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spa, and entertainment, and their corresponding expenses. For the three and six months ended June 30, 2022, other revenues increased by 18.7% and 20.8%, respectively, primarily driven by spa, bowling and entertainment. Other expenses increased by 46.9% and 33.8%, respectively, as compared to the prior year periods, primarily due to higher employee-related costs.
Management Fee Revenue.  For the three and six months ended June 30, 2022, management fees represented fees earned from the management of our joint ventures. For the six months ended June 30, 2021 management fees primarily represented fees earned from our agreement with a Native American tribe to manage Graton Resort, which we ceased to manage on February 5, 2021.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2022, SG&A expenses increased by 7.3% or $6.1 million and 8.3% or $13.5 million, respectively, as compared to the prior year periods. The increase in SG&A expenses was primarily due to higher legal and employee-related costs. As a percentage of net revenue, SG&A expenses increased by 1.8% and 0.5% for the three and six months ended June 30, 2022, respectively, as compared to the prior year periods.
Depreciation and Amortization.  For the three and six months ended June 30, 2022, depreciation and amortization expense decreased by 8.5% and 26.4%, respectively, as compared to the prior year periods. For the three months ended June 30, 2022, the decrease in depreciation expense was due to certain assets becoming fully depreciated. For the six months ended June 30, 2022, depreciation expense decreased as compared to the prior year period due to the inclusion of depreciation expense for Palms in the first quarter of 2021 prior to the property’s reclassification to assets held for sale.
Write-downs and Other, net. Write-downs and other, net include gains and losses on asset disposals, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items. For the three and six months ended June 30, 2022, write-downs and other, net totaled $2.0 million and $12.2 million, respectively. For the six months ended June 30, 2022, write-downs and other, net included $6.7 million in artist performance agreement termination costs associated with Palms. For the three and six months ended June 30, 2021, write-downs and other, net totaled $1.4 million and $1.7 million, respectively.
Asset Impairment. For the three and six months ended June 30, 2022, we recorded asset impairment charges totaling $79.0 million to write off the carrying amounts of the facilities and certain related assets at our Texas Station, Fiesta Rancho and Fiesta Henderson properties, which we decided to permanently close and demolish in June 2022. For the six months ended June 30, 2021, we recorded an asset impairment charge of $167.8 million to reduce the carrying amount of Palms to its estimated fair value less cost to sell as a result of entering into a purchase agreement to sell the property at a price less than its carrying amount. The sale was completed in December 2021.
Interest Expense, net.  Interest expense, net increased to $28.7 million and $55.4 million for the three and six months ended June 30, 2022, respectively, as compared to $25.6 million and $52.9 million, respectively, for the same periods in 2021. The increase in interest expense was primarily due to higher variable interest rates applicable to our credit facility for the current year periods. We expect interest rates may continue to increase in response to macroeconomic conditions. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment of Debt. For the six months ended June 30, 2021, we recognized a loss of $8.1 million as a result of the partial redemption of the 5.00% Senior Notes. The remaining principal amount of these notes was redeemed in the fourth quarter of 2021.
Provision for Income Tax. For the three and six months ended June 30, 2022, we recognized a provision for income tax of $8.1 million and $20.8 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rates of 19.9% and 14.3% for the three and six months ended June 30, 2022, respectively, were less than the statutory rate. We recognized income tax expense of $0.6 million and $0.8 million for the three and six months ended June 30, 2021, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2022 and 2021 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Las Vegas operations	$420,111	$426,410	$819,841	$769,227
Native American management	—	—	—	8,087
Reportable segment net revenues	420,111	426,410	819,841	777,314
Corporate and other	2,130	1,747	4,036	3,462
Net revenues	$422,241	$428,157	$823,877	$780,776

Net income	$32,438	$143,350	$124,683	$36,787
Adjustments
Depreciation and amortization	33,097	36,160	66,522	90,415
Share-based compensation	4,632	3,373	8,137	6,114
Write-downs and other, net	2,045	1,435	12,225	1,695
Asset impairment	78,992	(1,956)	78,992	167,777
Losses from assets held for sale	—	1,441	—	1,441
Interest expense, net	28,748	25,614	55,422	52,881
Loss on extinguishment of debt	—	—	—	8,140
Provision for income tax	8,070	581	20,789	798
Other	846	159	846	758
Adjusted EBITDA	$188,868	$210,157	$367,616	$366,806

Adjusted EBITDA
Las Vegas operations	$203,929	$222,589	$398,533	$383,269
Native American management	(1,252)	—	(3,448)	7,604
Corporate and other	(13,809)	(12,432)	(27,469)	(24,067)
Adjusted EBITDA	$188,868	$210,157	$367,616	$366,806

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, losses from assets held for sale, interest expense, net, loss on extinguishment of debt, provision for income tax and other.
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
At June 30, 2022, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $2.6 million, prepaid income tax of $8.3 million and $88.4 million of deferred tax assets, net, all of which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $27.2 million liability under the TRA, of which $6.7 million is expected to be paid in the next twelve months, and $2.8 million of other liabilities. At December 31, 2021, the Holding Company had cash of $3.3 million, $98.6 million of deferred tax assets, net, a $27.2 million noncurrent liability under the TRA and $2.1 million of other net current liabilities.
The Holding Company recognized net losses of $8.1 million and $20.8 million for the three and six months ended June 30, 2022, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2021, respectively, representing provision for income taxes.
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
At June 30, 2022, we had $256.3 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At June 30, 2022, Station LLC’s borrowing availability was $1.0 billion, which was net of $29.4 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for the remainder of 2022 include (i) approximately $275.0 million to $400.0 million for capital expenditures, including the development of Durango, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $13.0 million and $61.8 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.6 million to be paid in September 2022, and (iv) distributions to noncontrolling interest holders of Station Holdco, including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. In addition, subsequent to June 30, 2022, we paid $172.4 million to purchase approximately 126 acres of development land in Las Vegas. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
As of September 2021, our board of directors approved an equity repurchase program authorizing the repurchase of up to an aggregate of $300 million of our Class A common stock through December 31, 2022. This authorization was increased to $600 million in August 2022. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the six months ended June 30, 2022, we repurchased 3,222,402 shares of our Class A common stock in open market transactions at a weighted-average price of $38.02 per share. After giving effect to the increased authorization, we have $331.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We expect that cash on hand, cash generated from operations and borrowings available under the credit facility will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$277,660	$312,583
Investing activities	(104,614)	(35,601)
Financing activities	(224,033)	(306,901)
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
For the six months ended June 30, 2022, net cash provided by operating activities was $277.7 million as compared to $312.6 million for the prior year period. Cash flows from operating activities for the six months ended June 30, 2022 included $50.9 million in interest payments and $17.8 million cash paid for income taxes, as compared to $51.2 million and $0.7 million, respectively, for the prior year period. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2022 and 2021, cash paid for capital expenditures totaled $101.4 million and $20.1 million, respectively. Capital expenditures for the current year included amounts related to the Durango project.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, we paid $30.3 million in dividends to Class A common stockholders and $54.9 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $122.5 million to repurchase 3.2 million shares of our Class A common stock pursuant to our equity repurchase program.
During the six months ended June 30, 2021, we redeemed $250.0 million in outstanding principal amount of Station LLC’s 5.00% Senior Notes and paid a redemption premium of $6.3 million. In addition, during the six months ended June 30, 2021, we paid $37.8 million to repurchase 1.1 million shares of our Class A common stock pursuant to our equity repurchase program and we paid cash tax distributions of $31.4 million to noncontrolling interest holders of Station Holdco.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the six months ended June 30, 2022, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that as of June 30, 2022, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At June 30, 2022, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At June 30, 2022, we had outstanding letters of credit and similar obligations totaling $29.4 million.
Inflation
Our business is experiencing the impact of increased inflationary pressure. Commodity prices have increased and become more volatile, and we are experiencing price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls and adjusting prices.
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
In January 2020, the Clark County Education Association (“CCEA”) filed a ballot initiative to increase the Nevada gaming tax by three percentage points, from 6.75 percent to 9.75 percent. CCEA subsequently withdrew the petition and no longer supports it; however, the Nevada Secretary of State has taken the position that a petition cannot be withdrawn from the ballot following signature qualification. CCEA initiated a legal challenge against the Secretary of State to compel the withdrawal of the initiative. CCEA prevailed at the district court level and at the Nevada Supreme Court. Accordingly, the initiative has been effectively withdrawn and will not appear on the ballot in the November 8, 2022, general election.

Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 6 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the six months ended June 30, 2022.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.
Forward-looking Statements
The outbreak of COVID-19 resulted in the closure of all of our casino properties and all other casino properties located in Nevada from March 17, 2020 through June 3, 2020. We reopened the majority of our properties on June 4, 2020, but certain of our properties will remain closed permanently. Although restrictions on operations to implement social distancing and other health and safety protocols were progressively lifted through June 1, 2021, and a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces was lifted on February 10, 2022, there is no guarantee that additional measures will not be re-implemented in the future. The outbreak of COVID-19 and measures to reduce its spread have caused, and may continue to cause, widespread unemployment and significant disruptions in the United States economy generally and the Las Vegas economy in particular, which could adversely impact our business.
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Potential factors which could affect our financial condition, results of operations and business include, without limitation, the impact of the COVID-19 pandemic, rising inflation, higher interest rates and increased energy costs on consumer demand and our business, financial results and liquidity; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2022. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our Class A share purchases for the three months ended June 30, 2022. All of our Class A share repurchases during the periods presented were made in open market transactions pursuant to our publicly announced equity repurchase program. The Class A shares were retired upon repurchase.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
April 30, 2022	—	$—	—	$145,599,668
May 31, 2022	2,827,709	37.37	2,827,709	39,931,205
June 30, 2022	209,900	38.16	209,900	31,920,833
Totals	3,037,609	$37.42	3,037,609
_______________________________________________________________
(1)    Excludes commissions.
(2)    As of September 2021, our board of directors had approved an equity repurchase program authorizing the repurchase of up to an aggregate of $300 million of our Class A common stock through December 31, 2022. On August 4, 2022, our board of directors authorized the repurchase of an additional $300 million of our Class A common stock through June 30, 2024, thereby increasing the remaining amount authorized for repurchases under the program to $331.9 million.
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

RED ROCK RESORTS, INC., Registrant

Date:	August 9, 2022	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)