Form 10-Q
period 2022-09-30
Red Rock Resorts, Inc.
filed 2022-11-08
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Class A Common Stock, $0.01 par value	58,000,419
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,096	$275,281
Receivables, net	35,040	36,739
Inventories	12,862	11,734
Prepaid gaming tax	27,657	26,745
Prepaid expenses and other current assets	27,950	20,416
Assets held for sale	7,600	7,600
Total current assets	212,205	378,515
Property and equipment, net of accumulated depreciation of $1,142,829 and $1,168,813 at September 30, 2022 and December 31, 2021, respectively	2,096,931	2,009,608
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $17,821 and $17,128 at September 30, 2022 and December 31, 2021, respectively	84,779	87,172
Land held for development	409,965	237,335
Native American development costs	40,622	34,094
Deferred tax asset, net	95,280	98,625
Other assets, net	68,155	99,308
Total assets	$3,203,613	$3,140,333
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,421	$17,466
Accrued interest payable	12,069	14,320
Income tax payable	3,010	735
Other accrued liabilities	226,474	146,374
Current portion of payable pursuant to tax receivable agreement	6,664	—
Current portion of long-term debt	25,953	25,921
Total current liabilities	288,591	204,816
Long-term debt, less current portion	2,854,176	2,827,603
Other long-term liabilities	32,250	30,723
Payable pursuant to tax receivable agreement, less current portion	20,494	27,158
Total liabilities	3,195,511	3,090,300
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 57,976,060 and 61,426,605 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	580	614
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	—	55,028
Retained earnings	31,843	3,851
Total Red Rock Resorts, Inc. stockholders’ equity	32,424	59,494
Noncontrolling interest (deficit)	(24,322)	(9,461)
Total stockholders’ equity	8,102	50,033
Total liabilities and stockholders’ equity	$3,203,613	$3,140,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Casino	$282,386	$288,983	$842,793	$853,133
Food and beverage	69,799	64,794	209,254	176,551
Room	39,062	39,519	120,117	100,613
Other	22,989	21,070	65,492	56,267
Management fees	203	403	660	8,981
Net revenues	414,439	414,769	1,238,316	1,195,545
Operating costs and expenses:
Casino	69,697	70,985	208,309	204,501
Food and beverage	55,309	51,908	166,371	141,844
Room	13,031	15,122	38,806	40,863
Other	8,455	6,769	23,617	18,102
Selling, general and administrative	91,570	92,602	268,059	255,602
Depreciation and amortization	30,789	34,025	97,311	124,440
Write-downs and other, net	3,862	463	16,087	2,158
Asset impairment	1,026	—	80,018	167,777
	273,739	271,874	898,578	955,287
Operating income	140,700	142,895	339,738	240,258
Earnings from joint ventures	822	774	2,678	2,397
Operating income and earnings from joint ventures	141,522	143,669	342,416	242,655
Other expense:
Interest expense, net	(34,287)	(25,311)	(89,709)	(78,192)
Loss on extinguishment of debt	—	—	—	(8,140)
Other	—	(68)	—	(448)
	(34,287)	(25,379)	(89,709)	(86,780)
Income before income tax	107,235	118,290	252,707	155,875
Provision for income tax	(11,783)	(354)	(32,572)	(1,152)
Net income	95,452	117,936	220,135	154,723
Less: net income attributable to noncontrolling interests	45,844	46,688	106,433	61,539
Net income attributable to Red Rock Resorts, Inc.	$49,608	$71,248	$113,702	$93,184

Earnings per common share (Note 10):
Earnings per share of Class A common stock, basic	$0.86	$1.03	$1.91	$1.33
Earnings per share of Class A common stock, diluted	$0.83	$0.93	$1.87	$1.21
Weighted-average common shares outstanding:
Basic	57,889	69,042	59,458	69,988
Diluted	103,012	116,436	61,723	117,232

Comprehensive income	$95,452	$117,956	$220,135	$154,812
Less: comprehensive income attributable to noncontrolling interests	45,844	46,694	106,433	61,571
Comprehensive income attributable to Red Rock Resorts, Inc.	$49,608	$71,262	$113,702	$93,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity (deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2022	58,445	$584	45,986	$1	$—	$13,144	$(41,478)	$(27,749)
Net income	—	—	—	—	—	49,608	45,844	95,452
Share-based compensation	—	—	—	—	4,737	—	—	4,737
Distributions	—	—	—	—	—	—	(30,352)	(30,352)
Dividends	—	—	—	—	—	(14,437)	—	(14,437)
Stock option exercises and issuance of restricted stock, net	27	1	—	—	(1)	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(549)	—	—	(549)
Repurchases of Class A common stock	(496)	(5)	—	—	(2,523)	(16,472)	—	(19,000)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,664)	—	1,664	—
Balances, September 30, 2022	57,976	$580	45,986	$1	$—	$31,843	$(24,322)	$8,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	70,374	$704	45,986	$1	$348,369	$(11,129)	$(582)	$237,465	$574,828
Net income	—	—	—	—	—	71,248	—	46,688	117,936
Other comprehensive income, net of tax	—	—	—	—	—	—	14	6	20
Share-based compensation	—	—	—	—	3,325	—	—	—	3,325
Distributions	—	—	—	—	—	—	—	(17,660)	(17,660)
Stock option exercises and issuance of restricted stock, net	390	3	—	—	(3)	—	—	—	—
Withholding tax on share-based compensation	(5)	—	—	—	(2,110)	—	—	—	(2,110)
Repurchases of Class A common stock	(2,063)	(20)	—	—	(85,464)	—	—	—	(85,484)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	22,243	—	—	(22,243)	—
Balances, September 30, 2021	68,696	$687	45,986	$1	$286,360	$60,119	$(568)	$244,256	$590,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	113,702	106,433	220,135
Share-based compensation	—	—	—	—	12,980	—	—	12,980
Distributions	—	—	—	—	—	—	(85,283)	(85,283)
Dividends	—	—	—	—	—	(44,363)	—	(44,363)
Stock option exercises and issuance of restricted stock, net	308	3	—	—	(3)	—	—	—
Withholding tax on share-based compensation	(41)	—	—	—	(3,893)	—	—	(3,893)
Repurchases of Class A common stock	(3,718)	(37)	—	—	(100,123)	(41,347)	—	(141,507)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	36,011	—	(36,011)	—
Balances, September 30, 2022	57,976	$580	45,986	$1	$—	$31,843	$(24,322)	$8,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net income	—	—	—	—	—	93,184	—	61,539	154,723
Other comprehensive income, net of tax	—	—	—	—	—	—	57	32	89
Share-based compensation	—	—	—	—	9,439	—	—	—	9,439
Distributions	—	—	—	—	—	—	—	(49,054)	(49,054)
Dividends	—	—	—	—	—	6	—	—	6
Stock option exercises and issuance of restricted stock, net	615	6	—	—	1,171	—	—	—	1,177
Withholding tax on share-based compensation	(19)	—	—	—	(3,395)	—	—	—	(3,395)
Repurchases of Class A common stock	(3,128)	(31)	—	—	(123,277)	—	—	—	(123,308)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)
Tax receivable agreement liability resulting from exchanges of noncontrolling interests for cash	—	—	—	—	(641)	—	—	—	(641)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	19,707	—	(1)	(19,706)	—
Balances, September 30, 2021	68,696	$687	45,986	$1	$286,360	$60,119	$(568)	$244,256	$590,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$220,135	$154,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,311	124,440
Write-downs and other, net	(6,259)	311
Asset impairment	80,018	167,777
Amortization of debt discount and debt issuance costs	7,240	7,226
Share-based compensation	12,799	9,439
Loss on extinguishment of debt	—	8,140
Deferred income tax	3,345	—
Changes in assets and liabilities:
Receivables, net	1,699	488
Inventories and prepaid expenses	(13,606)	(23,515)
Accounts payable	(3,521)	7,403
Accrued interest payable	(2,251)	(7,399)
Income tax payable	2,275	—
Other accrued liabilities	18,384	25,516
Other, net	(118)	2,274
Net cash provided by operating activities	417,451	476,823
Cash flows from investing activities:
Capital expenditures, net of related payables	(198,567)	(34,881)
Proceeds from asset sales	2,706	207
Acquisition of land held for development	(174,079)	(4,650)
Native American development costs	(6,154)	(5,931)
Net settlement of derivative instruments	—	(13,467)
Other, net	6,227	618
Net cash used in investing activities	(369,867)	(58,104)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	74,500	295,000
Payments under credit agreements with original maturity dates greater than three months	(53,584)	(310,082)
Partial redemption of 5.00% Senior Notes	—	(250,000)
Cash paid for early extinguishment of debt	—	(6,250)
Proceeds from exercise of stock options	—	1,177
Distributions to noncontrolling interests	(85,283)	(49,054)
Repurchases of Class A common stock	(141,507)	(123,308)
Withholding tax on share-based compensation	(3,893)	(3,395)
Exchanges of noncontrolling interests for cash	—	(2,822)
Dividends paid	(44,723)	(75)
Other, net	747	(824)
Net cash used in financing activities	(253,743)	(449,633)
Decrease in cash, cash equivalents and restricted cash	(206,159)	(30,914)
Balance, beginning of period	307,255	125,705
Balance, end of period	$101,096	$94,791
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$101,096	$89,925
Cash, cash equivalents and restricted cash included in assets held for sale	—	4,866
Balance, end of period	$101,096	$94,791
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,813 and $0 capitalized, respectively	$84,736	$78,398
Cash paid for income taxes	$25,155	$2,539
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$76,117	$13,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and nine smaller casino properties (three of which are 50% owned) in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2022, the Company held 57% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
In June 2022, the Company decided to permanently close its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. The facilities at these properties are being demolished to reposition the land for sale. In addition, the Company permanently closed Wild Wild West in September 2022. See Note 3 for additional information.
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
The ownership of the LLC Units is summarized as follows:

	September 30, 2022		December 31, 2021
	Units	Ownership %	Units	Ownership %
Red Rock	62,074,427	57.4%	64,425,248	58.4%
Noncontrolling interest holders	45,985,804	42.6%	45,985,804	41.6%
Total	108,060,231	100.0%	110,411,052	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the nine months ended September 30, 2022, rebalancing was due primarily to Station Holdco’s repurchases of LLC Units from Red Rock in connection with the Company’s repurchases of Class A shares.
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
The Company’s decision in June 2022 to permanently close three of its properties as described in Note 1 was an indicator of impairment. As a result, the Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities that are being demolished. The recoverability of the carrying amounts of the remaining assets, primarily land, was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. There was no goodwill associated with the properties.
The Company also recognized an asset impairment charge of $1.0 million as a result of the permanent closure of Wild Wild West in September 2022.
For the nine months ended September 30, 2021, asset impairment related to the pending sale of Palms Casino Resort, which was completed in December 2021.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
approvals, including, without limitation, approval of the management agreement by the Chair of the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through September 30, 2022, the Company has paid approximately $55.7 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of the project’s financing or from the Mono’s cash flows from the North Fork Project’s operations; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2022, the carrying amount of the advances was $40.6 million. The Company earns a return on the advances to the Mono. Due to uncertainty surrounding the timing and amount of the stated return, the Company will recognize the return when it is received.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at September 30, 2022. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at September 30, 2022 of each of the critical milestones necessary to complete the North Fork Project.

Federally recognized as an Indian tribe by the Bureau of Indian Affairs (“BIA”)	Yes
Date of recognition	Federal recognition was terminated in 1966 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal-state compact	A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The California State Assembly and Senate passed Assembly Bill 277 (“AB 277”) which ratified the Compact in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State to obtain a compact with the State or procedures from the Secretary of the Interior under which Class III gaming may be conducted on the North Fork Site. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.
Approval of gaming compact by DOI	The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register. The Secretarial Procedures supersede and replace the Compact.
Record of decision regarding environmental impact published by BIA	In November 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. In December 2012, the Notice of Intent to take land into trust was published in the Federal Register.
BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust in February 2013.
Approval of management agreement by NIGC	In December 2015, the Mono submitted a Second Amended and Restated Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Second Amended and Restated Management Agreement. In March 2018, the Mono submitted the Management Agreement and certain related documents to the NIGC. In June 2018, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. In April 2021, the Mono received an issues letter from the NIGC identifying issues to be addressed prior to approval of the Management Agreement. In September 2022, the Mono received an additional issues letter from the NIGC identifying remaining issues to be addressed prior to approval of the Management Agreement. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the most recent issues letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act (“IGRA”).
Gaming licenses:
Type	The North Fork Project will include the operation of Class II and Class III gaming, which are allowed pursuant to the terms of the Secretarial Procedures and IGRA, following approval of the Management Agreement by the NIGC.
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
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Contract and customer-related liabilities:
Rewards Program liability	$11,956	$12,711
Advance deposits and future wagers	19,322	15,897
Unpaid wagers, outstanding chips and other customer-related liabilities	18,709	21,963
Other accrued liabilities:
Accrued payroll and related	49,264	30,019
Accrued gaming and related	22,040	25,372
Construction payables and equipment purchase accruals	75,875	15,437
Operating lease liabilities, current portion	3,108	2,976
Other	26,200	21,999
	$226,474	$146,374

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2022	December 31, 2021
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (5.37% and 2.50% at September 30, 2022 and December 31, 2021, respectively), net of unamortized discount and deferred issuance costs of $21.5 million and $24.9 million at September 30, 2022 and December 31, 2021, respectively	$1,455,653	$1,463,731
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (4.62% and 1.61% at September 30, 2022 and December 31, 2021, respectively), net of unamortized discount and deferred issuance costs of $1.2 million and $1.6 million at September 30, 2022 and December 31, 2021, respectively	164,131	170,819
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (4.62% at September 30, 2022)	39,500	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.6 million and $6.0 million at September 30, 2022 and December 31, 2021, respectively	494,376	494,015
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $5.9 million and $6.6 million at September 30, 2022 and December 31, 2021, respectively	684,882	684,170
Other long-term debt, weighted-average interest of 3.91% and 3.82% at September 30, 2022 and December 31, 2021, respectively, net of unamortized discount and deferred issuance costs of $0.2 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively	41,587	40,789
Total long-term debt	2,880,129	2,853,524
Current portion of long-term debt	(25,953)	(25,921)
Total long-term debt, net	$2,854,176	$2,827,603
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%. The Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 6.00 to 1.00 at September 30, 2022 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at September 30, 2022.
Revolving Credit Facility
At September 30, 2022, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $962.2 million, which was net of $39.5 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2022	December 31, 2021
Aggregate fair value	$2,664	$2,887
Aggregate carrying amount	2,880	2,854

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Red Rock Resorts, Inc.	$49,608	$71,248	$113,702	$93,184
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests	—	—	—	598
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,664)	22,243	36,011	19,706
Net transfers from (to) noncontrolling interests	(1,664)	22,243	36,011	20,304
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$47,944	$93,491	$149,713	$113,488

Dividends
During the three and nine months ended September 30, 2022, the Company declared and paid cash dividends of $0.25 and $0.75 per share of Class A common stock, respectively. No dividends were paid during the three and nine months ended September 30, 2021. On October 27, 2022, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of December 15, 2022 to be paid on December 30, 2022. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Equity Repurchase Program
On August 4, 2022, the Company’s board of directors increased the authorization for repurchases of Class A common stock under the Company’s equity repurchase program to $600 million and extended the authorization through June 30, 2024. During the three and nine months ended September 30, 2022, the Company repurchased 0.5 million and 3.7 million shares, respectively, of its Class A common stock for an aggregate purchase price of $19.0 million and $141.5 million, respectively, and a weighted average price per share of $38.33 and $38.06, respectively, in open market transactions. At September 30, 2022, the remaining amount authorized for repurchases under the program was $312.9 million.
8.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.6 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.9 million shares were available for issuance at September 30, 2022.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2022	392,386	$28.47	6,562,539	$25.67
Activity during the period:
Granted	215,014	47.32	1,176,803	47.07
Vested/exercised (a)	(152,052)	28.54	(286,582)	23.65
Forfeited/expired	(4,013)	28.20	(114,267)	31.19
Outstanding at September 30, 2022	451,335	$37.43	7,338,493	$29.08
_______________________________________________________________
(a)Stock options exercised included 190,114 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $4.7 million and $12.8 million for the three and nine months ended September 30, 2022, respectively, and $3.3 million and $9.4 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, unrecognized share-based compensation cost was $44.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 11.0% and 12.9%, respectively, as compared to 0.3% and 0.7% for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 differs from the 21% statutory rate primarily due to valuation allowances recorded against a portion of its outside basis difference of its interest in Station Holdco and because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests.
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
At September 30, 2022 and December 31, 2021, the Company’s liability under the TRA was $27.2 million, of which $9.0 million was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. For the nine months ended September 30, 2021, an exchange of LLC Units resulted in an increase in the amount payable under the TRA liability of $0.6 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during the three and nine months ended September 30, 2022 or the three months ended September 30, 2021. The Company expects to pay $6.7 million of the TRA liability within the next twelve months.
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
10.    Earnings Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended September 30, 2022 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the nine months ended September 30, 2022, dilutive shares included in the calculation of diluted earnings per share represented nonvested restricted shares of Class A common stock and outstanding stock options. For the three and nine months ended September 30, 2021, dilutive shares included in the calculation of diluted earnings per share represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$95,452	$117,936	$220,135	$154,723
Less: net income attributable to noncontrolling interests	(45,844)	(46,688)	(106,433)	(61,539)
Net income attributable to Red Rock, basic	49,608	71,248	113,702	93,184
Effect of dilutive securities	36,217	36,882	1,817	48,614
Net income attributable to Red Rock, diluted	$85,825	$108,130	$115,519	$141,798

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares of Class A common stock outstanding, basic	57,889	69,042	59,458	69,988
Effect of dilutive securities	45,123	47,394	2,265	47,244
Weighted average shares of Class A common stock outstanding, diluted	103,012	116,436	61,723	117,232

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at September 30, 2022 and 2021, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	—	—	45,986	—
Stock options	2,017	—	1,192	1,496
Unvested restricted shares of Class A common stock	105	—	104	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Las Vegas operations:
Casino	$282,386	$288,983	$842,793	$853,133
Food and beverage	69,799	64,794	209,254	176,551
Room	39,062	39,519	120,117	100,613
Other (a)	20,110	19,200	58,577	50,935
Management fees	203	198	660	689
Las Vegas operations net revenues	411,560	412,694	1,231,401	1,181,921
Native American management:
Management fees	—	205	—	8,292
Reportable segment net revenues	411,560	412,899	1,231,401	1,190,213
Corporate and other	2,879	1,870	6,915	5,332
Net revenues	$414,439	$414,769	$1,238,316	$1,195,545

Net income	$95,452	$117,936	$220,135	$154,723
Adjustments
Depreciation and amortization	30,789	34,025	97,311	124,440
Share-based compensation	4,662	3,325	12,799	9,439
Write-downs and other, net	3,862	463	16,087	2,158
Asset impairment	1,026	—	80,018	167,777
Interest expense, net	34,287	25,311	89,709	78,192
Loss on extinguishment of debt	—	—	—	8,140
Provision for income tax	11,783	354	32,572	1,152
Other	—	3,109	846	5,308
Adjusted EBITDA (b)	$181,861	$184,523	$549,477	$551,329

Adjusted EBITDA (c)
Las Vegas operations	$199,920	$201,652	$605,985	$591,098
Native American management	(120)	205	(3,568)	7,809
Reportable segment Adjusted EBITDA	199,800	201,857	602,417	598,907
Corporate and other	(17,939)	(17,334)	(52,940)	(47,578)
Adjusted EBITDA	$181,861	$184,523	$549,477	$551,329
_______________________________________________________________
(a)Includes tenant lease revenue of $5.4 million and $15.5 million for the three and nine months ended September 30, 2022, respectively, and $4.7 million and $11.4 million for the three and nine months ended September 30, 2021, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.
(b)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, loss on extinguishment of debt, provision for income tax and other, which includes losses from assets held for sale.
(c)In the third quarter of 2022, management changed its methodology for allocating corporate expenses to the Company’s reportable segments. Under the new methodology, only corporate costs that are primarily related to the Company’s operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the three and nine months ended September 30, 2021, expenses of $3.7 million and $9.9 million, respectively, were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and nine smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In June 2022, we decided to permanently close our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. The facilities at these properties are being demolished to reposition the land for sale. In addition, we permanently closed Wild Wild West in September 2022. We are currently constructing Durango, a new casino resort on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley, which is expected to open in the fall of 2023. Through February 5, 2021, a subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2022, we held 57% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In September 2022, the unemployment rate in the Las Vegas metropolitan area decreased to 5.3% as compared to 5.7% in June 2022 and 34% in April 2020. Statewide, the unemployment rate for September 2022 decreased to 4.4% as compared to 4.7% in June 2022 and 30% in April 2020. In September 2022, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $450,000, down 6.25% as compared to June 2022. In light of uncertainty in the economic outlook stemming from rising inflation, higher interest rates and increased energy costs, we cannot predict whether the recovery in unemployment and the downward trend in housing prices in the Las Vegas area will continue.
The COVID-19 pandemic and its related variants have had, and may continue to have, a detrimental impact on the United States and Las Vegas economies. We have taken steps to mitigate these and potential future effects of COVID-19 and its related variants on our results of operations through a combination of streamlining our business, optimizing our marketing initiatives and reducing expenses.
Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends that continued in the third quarter of 2022, including consistent visitation from our guests and strong spend per visit. These trends, in combination with our operational discipline and our focus on our core customers, as well as regional and out of town guests, continue to drive consistent operating results in 2022. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation, increased energy costs and interest rates and the COVID-19 pandemic and its related variants on the United States and Las Vegas economies may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2022	2021		2022	2021
Net revenues	$414,439	$414,769	(0.1)%	$1,238,316	$1,195,545	3.6%
Operating income	140,700	142,895	(1.5)%	339,738	240,258	41.4%

Casino revenues	282,386	288,983	(2.3)%	842,793	853,133	(1.2)%
Casino expenses	69,697	70,985	(1.8)%	208,309	204,501	1.9%
Margin	75.3%	75.4%		75.3%	76.0%

Food and beverage revenues	69,799	64,794	7.7%	209,254	176,551	18.5%
Food and beverage expenses	55,309	51,908	6.6%	166,371	141,844	17.3%
Margin	20.8%	19.9%		20.5%	19.7%

Room revenues	39,062	39,519	(1.2)%	120,117	100,613	19.4%
Room expenses	13,031	15,122	(13.8)%	38,806	40,863	(5.0)%
Margin	66.6%	61.7%		67.7%	59.4%

Other revenues	22,989	21,070	9.1%	65,492	56,267	16.4%
Other expenses	8,455	6,769	24.9%	23,617	18,102	30.5%

Management fee revenue	203	403	n/m	660	8,981	n/m

Selling, general and administrative expenses	91,570	92,602	(1.1)%	268,059	255,602	4.9%
Percent of net revenues	22.1%	22.3%		21.6%	21.4%

Depreciation and amortization	30,789	34,025	(9.5)%	97,311	124,440	(21.8)%
Write-downs and other, net	3,862	463	n/m	16,087	2,158	n/m
Asset impairment	1,026	—	n/m	80,018	167,777	n/m
Interest expense, net	34,287	25,311	35.5%	89,709	78,192	14.7%
Loss on extinguishment of debt	—	—	n/m	—	8,140	n/m
Provision for income tax	11,783	354	n/m	32,572	1,152	n/m
Net income attributable to noncontrolling interests	45,844	46,688	(1.8)%	106,433	61,539	73.0%
Net income attributable to Red Rock	49,608	71,248	(30.4)%	113,702	93,184	22.0%
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

Net Revenues. Net revenues for the three months ended September 30, 2022 were $414.4 million as compared to $414.8 million for the prior year period. Casino revenue decreased by 2.3% and room revenue decreased by 1.2%, which was offset by increases of 7.7% and 9.1% in food and beverage and other revenues, respectively, all as compared to the prior year period. On a same-store basis, excluding the impact of our closed properties, for the three months ended September 30, 2022, we produced the highest third quarter net revenues in the Company’s history. For the nine months ended September 30, 2022, net revenues were $1.24 billion, an increase of 3.6% compared to $1.20 billion for the prior year period, and we achieved year over year growth of 18.5%, 19.4% and 16.4% in food and beverage, room and other revenues, respectively, while casino revenue decreased by 1.2%.
Operating Income. For the three months ended September 30, 2022, our operating income was $140.7 million compared to $142.9 million for the prior year period. For the nine months ended September 30, 2022, our operating income was $339.7 million as compared $240.3 million for the prior year period. For the nine months ended September 30, 2022 and September 30, 2021, operating income included the impact of impairment charges of $80.0 million and $167.8 million, respectively. For the nine months ended September 30, 2022, the impairment charges were related primarily to the permanent closure of our Texas Station, Fiesta Rancho and Fiesta Henderson properties in June 2022, which had remained closed since the beginning of the COVID-19 pandemic in March 2020. For the prior year period, the impairment charge was related to Palms Casino Resort (“Palms”), which was sold in December 2021. Additional information about factors impacting our operating income is included below.
Casino.  Casino revenue for the three and nine months ended September 30, 2022 decreased by 2.3% and 1.2%, respectively, as compared to the prior year periods. Our casino revenues for the comparable periods in 2021 were at record levels due to strong customer demand as we continued to recover from the negative effects of the COVID-19 pandemic. For the three months ended September 30, 2022, slot handle decreased by 3.4%, table games drop decreased by 2.8% and race and sports write decreased by 8.0% as compared to the prior year period. Casino expense decreased by 1.8% for the three months ended September 30, 2022 as compared to the prior year period, commensurate with the decrease in revenue. For the nine months ended September 30, 2022, slot handle decreased by 1.1%, table games drop increased by 3.2% and race and sports write increased by 11.0% as compared to the prior year period. Casino expense for the nine months ended September 30, 2022 increased by 1.9% as compared to the prior year period, primarily due to higher employee-related costs.
Food and Beverage.  Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and nine months ended September 30, 2022, food and beverage revenue increased by 7.7% and 18.5%, respectively, driven by growth across all categories of our food and beverage operations. For the three and nine months ended September 30, 2022, the average guest check at our restaurants increased by 17.7% and 21.0%, respectively, while the number of restaurant guests served decreased by 11.6% and 5.6%, respectively, as compared to the prior year periods. For the three and nine months ended September 30, 2022, food and beverage expense increased by 6.6% and 17.3%, respectively, primarily due to higher employee-related costs and costs of sales.
Room.  For the three and nine months ended September 30, 2022, room revenue decreased by 1.2% and increased by 19.4%, respectively, and room expense decreased by 13.8% and 5.0%, respectively, as compared to the prior year periods. The results for the prior year periods included room revenues of $3.3 million and $9.7 million, respectively, from the condominium rental program at Palms, which we sold in December 2021.
Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Occupancy	84.3%	81.1%	82.2%	74.5%
Average daily rate	$169.97	$153.61	$174.19	$143.27
Revenue per available room	$143.27	$124.50	$143.15	$106.66
For the three and nine months ended September 30, 2022, our ADR increased by 10.7% and 21.6%, respectively, our revenue per available room improved by 15.1% and 34.2%, respectively, and our occupancy rate increased by 3.2 and 7.7 percentage points, respectively, all as compared to the prior year periods.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spa, and entertainment, and their corresponding expenses. For the three and nine months ended September 30, 2022, other revenues increased by 9.1% and 16.4%, respectively, primarily driven by spa, bowling and leased outlets. Other expenses increased by 24.9% and 30.5%, respectively, as compared to the prior year periods, due to higher employee-related costs, cost of sales and entertainment expenses.
Management Fee Revenue.  For the three and nine months ended September 30, 2022, management fees represented fees earned from the management of our joint ventures. For the nine months ended September 30, 2021, management fees primarily represented fees earned from our agreement with a Native American tribe to manage Graton Resort, which we ceased to manage on February 5, 2021.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2022, SG&A expenses decreased by 1.1% and increased by 4.9%, respectively, as compared to the prior year periods. As a percentage of net revenue, SG&A expenses for the three and nine months ended September 30, 2022 were effectively flat as compared to the prior year periods as we continued to focus on operational efficiencies and cost control.
Depreciation and Amortization.  For the three and nine months ended September 30, 2022, depreciation and amortization expense decreased by 9.5% and 21.8%, respectively, as compared to the prior year periods. For the three months ended September 30, 2022, the decrease in depreciation expense was due primarily to the permanent closure of Texas Station, Fiesta Rancho and Fiesta Henderson in June 2022. For the nine months ended September 30, 2022, depreciation expense decreased as compared to the prior year period mainly due to the sale of Palms in 2021.
Write-downs and Other, net. Write-downs and other, net includes gains and losses on asset disposals, demolition and other costs associated with our three permanently closed properties, severance, preopening related to Durango, business innovation and technology enhancements, contract termination costs and non-routine items. For the three and nine months ended September 30, 2022, write-downs and other, net were $3.9 million and $16.1 million, respectively, as compared to $0.5 million and $2.2 million, respectively, for the prior year periods.
Asset Impairment. For the three months ended September 30, 2022, we closed the Wild Wild West property and recognized an asset impairment charge of $1.0 million. For the nine months ended September 30, 2022, we also recognized asset impairment charges totaling $79.0 million, primarily to write off the facilities and certain related assets at Texas Station, Fiesta Rancho and Fiesta Henderson, which we decided to permanently close and demolish in June 2022. For the nine months ended September 30, 2021, we recorded an asset impairment charge of $167.8 million to reduce the carrying amount of Palms to its estimated fair value less cost to sell as a result of entering into a purchase agreement to sell the property at a price less than its carrying amount. The sale was completed in December 2021.
Interest Expense, net.  Interest expense, net increased to $34.3 million and $89.7 million for the three and nine months ended September 30, 2022, respectively, as compared to $25.3 million and $78.2 million, respectively, for the same periods in 2021. The increase in interest expense was primarily due to higher variable interest rates applicable to our credit facility for the current year periods. We expect that the interest rates on our credit facility may continue to increase in response to macroeconomic conditions. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment of Debt. For the nine months ended September 30, 2021, we recognized a loss of $8.1 million as a result of the partial redemption of the 5.00% Senior Notes. The remaining principal amount of these notes was redeemed in the fourth quarter of 2021.
Provision for Income Tax. For the three and nine months ended September 30, 2022, we recognized a provision for income tax of $11.8 million and $32.6 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rates of 11.0% and 12.9% for the three and nine months ended September 30, 2022, respectively, were less than the statutory rate. We recognized income tax expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. For the prior year periods, we maintained a valuation allowance on our entire deferred tax asset as a result of the economic downturn and uncertainty caused by the COVID-19 pandemic; therefore, we did not record income tax expense on the majority of pretax income for those periods.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Las Vegas operations	$411,560	$412,694	$1,231,401	$1,181,921
Native American management	—	205	—	8,292
Reportable segment net revenues	411,560	412,899	1,231,401	1,190,213
Corporate and other	2,879	1,870	6,915	5,332
Net revenues	$414,439	$414,769	$1,238,316	$1,195,545

Net income	$95,452	$117,936	$220,135	$154,723
Adjustments
Depreciation and amortization	30,789	34,025	97,311	124,440
Share-based compensation	4,662	3,325	12,799	9,439
Write-downs and other, net	3,862	463	16,087	2,158
Asset impairment	1,026	—	80,018	167,777
Interest expense, net	34,287	25,311	89,709	78,192
Loss on extinguishment of debt	—	—	—	8,140
Provision for income tax	11,783	354	32,572	1,152
Other	—	3,109	846	5,308
Adjusted EBITDA	$181,861	$184,523	$549,477	$551,329

Adjusted EBITDA
Las Vegas operations	$199,920	$201,652	$605,985	$591,098
Native American management	(120)	205	(3,568)	7,809
Corporate and other	(17,939)	(17,334)	(52,940)	(47,578)
Adjusted EBITDA	$181,861	$184,523	$549,477	$551,329

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, loss on extinguishment of debt, provision for income tax and other, which includes losses from assets held for sale.
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

In the third quarter of 2022, we changed our methodology for allocating corporate expenses to our reportable segments. Under the new methodology, only corporate costs that are primarily related to our operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the three and nine months ended September 30, 2021, expenses of $3.7 million and $9.9 million, respectively, were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation, and the reclassifications had no impact on Adjusted EBITDA.
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
At September 30, 2022, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $2.7 million and $95.3 million of deferred tax assets, net, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $27.2 million liability under the TRA, of which $6.7 million is expected to be paid in the next twelve months, income tax payable of $3.0 million, and $2.8 million of other liabilities. At December 31, 2021, the Holding Company had cash of $3.3 million, $98.6 million of deferred tax assets, net, a $27.2 million noncurrent liability under the TRA and $1.4 million of other net current liabilities.
The Holding Company recognized net losses of $11.8 million and $32.6 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, representing provision for income taxes.
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
At September 30, 2022, we had $101.1 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At September 30, 2022, Station LLC’s borrowing availability under the revolving credit facility was $962.2 million, which was net of $39.5 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for the remainder of 2022 include (i) approximately $140 million to $200 million for capital expenditures, including the development of Durango, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $6.5 million and $35.4 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.5 million to be paid in December 2022, and (iv) distributions to noncontrolling interest holders of Station Holdco, including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. We also expect to pay approximately $55.0 million for the purchase of development land at Losee Road and Interstate 215 in North Las Vegas. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
On August 4, 2022, our board of directors increased the authorization for repurchases of Class A common stock under our equity repurchase program to $600 million and extended the authorization through June 30, 2024. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the nine months ended September 30, 2022, we repurchased approximately 3.7 million shares of our Class A common stock in open market transactions at a weighted-average price of $38.06 per share. At September 30, 2022, we had $312.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$417,451	$476,823
Investing activities	(369,867)	(58,104)
Financing activities	(253,743)	(449,633)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income or loss generated by our properties (excluding depreciation and other non-cash charges), interest and income tax payments, and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations.
For the nine months ended September 30, 2022, net cash provided by operating activities was $417.5 million as compared to $476.8 million for the prior year period. Cash flows from operating activities for the nine months ended September 30, 2022 included $84.7 million in interest payments and $25.2 million cash paid for income taxes, as compared to $78.4 million and $2.5 million, respectively, for the prior year period. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022 and 2021, cash paid for capital expenditures totaled $198.6 million and $34.9 million, respectively. Capital expenditures for the current year included amounts related to the Durango project. In addition, we paid $172.4 million in July 2022 to purchase approximately 126 acres of development land in Las Vegas.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, we paid $44.7 million in dividends to Class A common stockholders and $85.3 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $141.5 million to repurchase 3.7 million shares of our Class A common stock pursuant to our equity repurchase program.
During the nine months ended September 30, 2021, we redeemed $250.0 million in outstanding principal amount of Station LLC’s 5.00% Senior Notes and paid a redemption premium of $6.3 million. In addition, during the nine months ended September 30, 2021, we paid $124.0 million to repurchase 3.1 million shares of our Class A common stock pursuant to our equity repurchase program and we paid cash tax distributions of $49.1 million to noncontrolling interest holders of Station Holdco.

Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the nine months ended September 30, 2022, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that as of September 30, 2022, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At September 30, 2022, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At September 30, 2022, we had outstanding letters of credit and similar obligations totaling $29.4 million.
Inflation
Our business is experiencing the impact of increased inflationary pressure. Commodity prices have increased and become more volatile, and we are experiencing price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls, adjusting prices and optimizing our procurement strategy.
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

Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 6 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the nine months ended September 30, 2022.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our Class A share purchases for the three months ended September 30, 2022. All of our Class A share repurchases during the periods presented were made in open market transactions pursuant to our publicly announced equity repurchase program. The Class A shares were retired upon repurchase.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
July 31, 2022	—	$—	—	$31,920,833
August 31, 2022	—	—	—	331,920,833
September 30, 2022	495,754	38.31	495,754	312,920,169
Totals	495,754	38.31	495,754
_______________________________________________________________
(1)    Excludes commissions.
(2)    On August 4, 2022, our board of directors increased the authorization for repurchases of Class A common stock under our equity repurchase program by $300 million, resulting in total repurchase authorization of $600 million, and extended the repurchase authorization through June 30, 2024. The remaining amount authorized for repurchases under the program was $312.9 million at September 30, 2022.
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

RED ROCK RESORTS, INC., Registrant

Date:	November 7, 2022	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)