Form 10-K
period 2022-12-31
Red Rock Resorts, Inc.
filed 2023-02-24
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $1.6 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2023
Class A Common Stock, $0.01 par value	58,156,341
Class B Common Stock, $0.00001 par value	45,985,804

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2022.

PART I
ITEM 1.BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC owns and operates six major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned). A subsidiary of Station LLC also managed Graton Resort & Casino (“Graton Resort”) in northern California on behalf of a Native American tribe through February 5, 2021. In addition, in the first quarter of 2022, we commenced construction of Durango Casino & Resort (“Durango”) on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. Durango is expected to open in the fourth quarter of 2023.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2022, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC. Other than tax-related assets and liabilities, our only material assets are our equity interest in Station Holdco and our voting interest in Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
Impact of Local Economic Conditions and COVID-19
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2022, the unemployment rate in the Las Vegas metropolitan area was 5.4%, down from 6.0% in December 2021 and 34% in April 2020. Statewide, the unemployment rate for December 2022 was 5.2%, consistent with the prior year, reflecting a significant decrease from the statewide unemployment rate of 30% in April 2020. The median price of an existing single-family home in Las Vegas was $425,000 at December 31, 2022, unchanged from December 31, 2021, according to the Las Vegas Realtors®, but down 11.5% from the all-time high of $480,000 in June 2022. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.1% growth rate in 2022. In light of uncertainty in the economic outlook stemming from inflation, rising interest rates and increased energy costs, we cannot predict whether the recovery in unemployment or the downward trend in housing prices in the Las Vegas area will continue.
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
In June 2022, we permanently closed our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic, and we sold the Fiesta Henderson site in December 2022. The facilities at Texas Station and Fiesta Rancho are being demolished in whole or in part to reposition the land for sale. In addition, we permanently closed Wild Wild West in September 2022.
The properties we reopened in June 2020 have continued to experience favorable customer trends in 2022, including strong visitation from our guests, including a younger demographic, increased spend per visit, and increased return of our core customers. These positive trends, in combination with business optimization and cost reduction measures implemented in the second quarter of 2020, have continued to drive strong operating results for our company. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation, increased energy costs, rising interest rates and the COVID-19 pandemic and its related variants on the United States and Las Vegas economies may affect our business in the future.
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
Generate revenue growth through targeted marketing and promotional programs. Our advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve material economies of scale. While we advertise through traditional media such as television, radio and newspaper to reach our core guests, we continue to expand our focus and spend on social, digital and mobile platforms to respond to the evolving trends in methods through which guests receive information.
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
Maximize business profitability. During our over 46-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow-through of revenue to Adjusted EBITDA.
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

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2022. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________
(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board and a Vice President. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.” The exchange ratio for LLC Units and shares of Class B common stock for shares of Class A common stock is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock. At December 31, 2022, the exchange ratio was 0.9340 shares of Class A common stock for each LLC Unit and share of Class B common stock.
(2)    “Continuing Owners” refers to the owners of LLC Units at December 31, 2022 who held such units prior to the Company’s IPO in May 2016.
Properties
Set forth below is selected information about our properties at December 31, 2022.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	795	2,621	53	64
Green Valley Ranch	495	2,219	39	40
Palace Station	575	1,607	51	30
Boulder Station	299	2,218	23	46
Sunset Station	457	2,011	30	75
Santa Fe Station	200	2,145	37	39
Wildfire Rancho	—	157	—	5
Wildfire Boulder	—	161	—	2
Wildfire Sunset	—	132	—	1
Wildfire Lake Mead	—	195	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	184	—	—
The Greens	—	40	—	—
Wildfire Lanes	—	181	—	7
	2,821	13,921	233	312
_____________________________________________
(1)Includes slot and video poker machines.
(2)Generally includes blackjack (“21”), craps, roulette, pai gow and baccarat.

Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square-foot outdoor shopping, dining and entertainment center; City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public; and Las Vegas Ballpark, the home of the Las Vegas Aviators professional Triple-A baseball team. Red Rock’s gaming amenities include slots, table games, and a race and sports book. Red Rock is a AAA Four Diamond resort featuring an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa and salon, a 72-

lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock also features numerous bars and lounges, new high limit slot and table games rooms and offers a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from Harry Reid International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. Green Valley Ranch gaming amenities include slots, table games and a race and sports book. Green Valley Ranch is a Mediterranean-style AAA Four Diamond resort featuring standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, a gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and El Cielo Ballroom. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch also features several bars and offers a variety of quick-serve restaurants.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from Harry Reid International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. Palace Station’s gaming amenities include slots, table games and a race and sports book. Palace Station’s non-gaming amenities include a resort-style pool area, a nine-screen Regal Cinebarre luxury movieplex, four full-service restaurants, three bars, an approximately 20,000-square-foot meeting and convention center and a gift shop. In addition to its full-service restaurants, Palace Station also offers a variety of quick-serve restaurants.
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Boulder Highway and Interstate 515. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme. Gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include three full-service restaurants, a 750-seat entertainment lounge, four bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station also offers a variety of quick-serve restaurants.
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of Harry Reid International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme. Gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include four full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. In addition, the center of the casino features a bar highlighted by over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of U.S. Highway 95 and Rancho Drive. Santa Fe Station’s gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four bars and grills, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station also features a bar which is a centerpiece of the casino. In addition, Santa Fe Station offers a variety of quick-serve restaurants.

Wildfire Fremont
We opened Wildfire Fremont in February 2023. Wildfire Fremont is located on Fremont Street approximately three miles northwest of Boulder Station. Wildfire Fremont has approximately 200 slot machines, a sports book, two full-service restaurants and a bar.
Wildfire Rancho
We purchased Wildfire Rancho in 2003. Wildfire Rancho is located on Rancho Drive, approximately five miles southeast of Santa Fe Station. Wildfire Rancho’s gaming amenities include slots and a sports book. Wildfire Rancho’s non-gaming amenities include a lounge, outdoor patio and quick-serve food offerings.
Wildfire Boulder and Wildfire Sunset
We purchased Wildfire Boulder and Wildfire Sunset in 2004. Both properties are located in Henderson, Nevada, and offer gaming amenities which include slots and a sports book. In addition, both properties offer non-gaming amenities which include a quick-serve restaurant and a bar. Wildfire Boulder is located approximately eight miles southeast of Sunset Station. Wildfire Sunset is located next to Sunset Station.
Wildfire Lake Mead
We purchased Wildfire Lake Mead in 2006. Wildfire Lake Mead, which is located in Henderson, Nevada, features slots, a sports book, a bar and quick-serve food offerings.
Wildfire Valley View and Wildfire Anthem
We purchased Wildfire Valley View and Wildfire Anthem in 2013. Wildfire Valley View is located in Las Vegas and Wildfire Anthem is located in Henderson, Nevada. Gaming amenities offered by Wildfire Valley View and Wildfire Anthem include slots. Non-gaming amenities offered by Wildfire Valley View and Wildfire Anthem include a bar and quick-serve food offerings.
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, which features slots, a sports book and a brewpub, The Greens, which features slots, a restaurant and lounge, and Wildfire Lanes, which features slots, a sports book, a quick-serve restaurant, two bars and an 18-lane bowling center.
Closed Properties
In June 2022, we permanently closed our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. We sold the Fiesta Henderson property in December 2022. The facilities at Texas Station and Fiesta Rancho are being demolished in whole or in part to reposition the land for sale. In addition, we permanently closed Wild Wild West in September 2022.
Property in Development
Durango Casino & Resort
We are currently developing a new casino resort, Durango, on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. The site has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site. We expect to spend approximately $750 million for the project, which will be funded using a combination of available cash, cash flow from operations and borrowings under our revolving credit facility. We anticipate completion in the fourth quarter of 2023. We expect the project to comprise approximately 533,000 square feet and include 73,000 square feet of casino space with over 2,300 slots and 50 table games, over 200 hotel rooms, four full-service food and beverage outlets, a food hall, a state-of-the-art race and sports book and a resort-style pool.
Developable Land
We own approximately 395 acres of developable land comprised of six strategically-located parcels in Las Vegas, Nevada, each of which is zoned for casino gaming and other commercial uses. Following is a description of our parcels of land held for development:

Land Held for Development
•Viva: We own approximately 49 acres of land located at the intersection of Tropicana Boulevard and Interstate 15, less than one-half mile from the Las Vegas Strip. This site has excellent visibility and access from Interstate 15, on which approximately 290,000 cars per day pass by the site. We own a number of commercial and industrial buildings on this site that we lease to third-party tenants.
•Flamingo/I-215: We own approximately 58 acres located between Flamingo Road and Interstate 215 in the master-planned community of Summerlin in Las Vegas. The site has excellent visibility and access from Interstate 215.
•Cactus Avenue: We own approximately 128 acres near the intersection of Las Vegas Boulevard and Cactus Avenue, approximately six miles south of the Las Vegas Strip.
•Via Inspirada/Bicentennial Parkway: We own approximately 45 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas valley, approximately six miles southwest of Green Valley Ranch. This site is the only casino gaming-entitled property in the master-planned community of Inspirada.
•Skye Canyon: We own approximately 48 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles northwest of Santa Fe Station.
•Losee Road/I-215: We own approximately 67 acres of land near the intersection of Interstate 215 and Losee Road in North Las Vegas.
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
At December 31, 2022, there were approximately 39 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 143 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2022, there were approximately 1,480 restricted gaming locations in Clark County with approximately 14,370 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, sports betting, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which, together with the expansion of sports gaming as a result of the COVID-19 pandemic, has resulted in a substantial expansion of sports gaming outside the state of Nevada. Several states have legalized or are considering legalizing casino gaming in designated areas. Legalized casino and sports gaming in various states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker and sports betting operators in Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware, Pennsylvania, Michigan and West Virginia, internet sports betting has commenced in a number of states, and legislation permitting internet gaming has been approved or proposed by a number of other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we may manage for Native American tribes.
Native American gaming in California, as it currently exists, has had limited impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, 76 Native American tribes have Tribal-State Compacts with the State of California or procedures with the Secretary of the Interior to operate Class III gaming in California. At December 31, 2022, there were 67 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
Regulation and Licensing
In addition to gaming regulations, our business is subject to various federal, state and local laws and regulations of the United States and Nevada. These laws and regulations include, but are not limited to, restrictions concerning employment and immigration status, currency transactions, zoning and building codes, protection of human health and safety and the environment, marketing and advertising, privacy and telemarketing. Since we deal with significant amounts of cash in our operations, we are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or any of the other laws or regulations to which we are subject could result in regulatory actions, fines, or other penalties. Any material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities or material regulatory actions, fines, penalties or other actions could adversely affect our business and operating results.
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
Our indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, Station GVR Acquisition, LLC, SC SP 2 LLC, NP LML LLC, NP Centerline Holdings LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. NP Opco Holdings is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company, is licensed as the sole member and manager of NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP River Central LLC, and Station GVR Acquisition LLC. NP Opco LLC is found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC and NP LML LLC. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company is licensed to conduct nonrestricted gaming operations at Barley’s. Greens Café, LLC is licensed to conduct nonrestricted gaming operations at The Greens, and Sunset GV, LLC is licensed to conduct nonrestricted gaming operations at Wildfire Lanes. A license to conduct “nonrestricted” operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system. SC SP 4 LLC holds a restricted gaming license, which is a state gaming license to operate not more than 15 slot machines and no other gaming device, race book or sports pool. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). On September 22, 2022, the Nevada Commission approved the Eighth Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Eighth Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 22, 2022, the Nevada Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Eighth Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $50,000 for all purposes, including foreign gaming and compliance with the Eighth Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, Santa Fe Station and Wildfire Fremont are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock and Boulder Station are subject to liquor licensing control and regulation by the CCLGLB. Sunset Station, Green Valley Ranch, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
Environmental Matters
Compliance with federal, state and local laws and regulations relating to the protection of the environment to date has not had a material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our current or future operations.
Social Responsibility and Environmental Stewardship
The Company and Station LLC have a longstanding commitment to social responsibility, and we pride ourselves on our established track record of outstanding corporate citizenship. We believe that our programs and our team members’ participation in our programs and the community causes they support have had a significant positive impact on the communities in which we operate. Our decades-long commitment to acting as a responsible corporate citizen has been reflected in recent years through: Station Casinos’ donation of $1 million to the COVID-19 Emergency Response Fund to purchase personal protective equipment and critical medical supplies, including test kits, for use by first responders and healthcare professionals throughout Nevada; our pandemic-related food donations through Three Square Food Bank; our donations to the Public Education Fund to support distance learning initiatives; our longstanding support of the “Smart Start” school program supporting in-need schools in Clark County; and our support of Three Square Food Bank’s “Backpack for Kids” program supporting children experiencing food insecurity; and by our support and encouragement of our team members as they collectively completed thousands of volunteer hours through these and other initiatives. Throughout the pandemic and continuing to the present, we have maintained partnerships with emergency services, local municipalities and charitable organizations through which we have made available our properties for emergency training and preparedness, as well as for COVID-19 testing sites and food distribution centers. During the pandemic, we made COVID-19 vaccines available for free to our team members, their families, and the public.
At the Company, we consider environmental stewardship to be part of our social responsibility. In the last several years, we have sought and obtained Green Globes certification through the Green Building Initiative for all of our six operating resort properties and our corporate building, all of which have obtained at least three globes and several of which have obtained four. In addition, we are considering the addition of rooftop solar arrays at our six operating resort properties. We have also taken an early and leading role in seeking to add charging stations for electric vehicles at our properties and we have charging stations available at each of our resort properties. Notably, we have designed our Durango project with sustainability goals in mind, including incorporation of Green Globes certification into the construction process. In addition, the Durango project will feature bike access with dedicated bike lanes and will utilize water conservation design features. In addition, we have installed water saving fixtures at each of our resort properties and we have removed natural grass features at all of our resort properties to reduce water consumption, well in advance of any mandate to do so.
Since its inception over 46 years ago, Station LLC has been steadfast in its commitment to promoting responsible gaming practices. As a provider of entertainment that can become problematic for some individuals, we do our best to provide information on the available support, treatment, and assistance programs. We are a charter member of the National Center for Responsible Gaming and we have contributed over $150,000 to the organization. We have been a member of the Nevada Council on Problem Gambling since 1996 and have contributed more than $55,000 to the organization. Our benefits programs include insurance coverage for the treatment of problem gambling for our team members who may recognize a gambling problem due to their proximity to the product. In our properties, in compliance with regulation, we post written materials concerning the nature and symptoms of problem gambling and the toll-free 1-800 problem gambling helpline on or near all gaming and cage areas and ATMs. Finally, our team members actively participate in events annually during Responsible Gaming Education Week. These activities are designed to promote awareness among our team members and guests of the need to gamble responsibly and of the treatment options available for problem gamblers.
Human Capital
At January 31, 2023, we had approximately 7,850 employees, all of whom were employed in the United States. We have a talented and diverse workforce and believe we have excellent employee relations. While we have always understood that our most important asset is our team members, the events of 2020 emphasized their importance to our organization and our customers. Recognizing the importance of our team members, we have continued to roll out our “Focus on Family” program to all of our eligible team members to reward the contributions that team members make to the Company. Some highlights of our programs for eligible team members include the following:
•We offer free medical, dental and health benefits to all of our team members making less than $100,000 per year;
•We opened two on-site medical centers offering free office visits, free generic prescriptions and free lab services for insured team members and their families;
•We are opening two full dental centers for team members and their families;
•We have added six weeks of paid parental leave (for each employed parent);
•We have instituted a paid volunteer day for team members;
•We offer paid cooking school for team members desiring to become cooks;
•We initiated a Surviving Family Support program that pays surviving family members six months of medical and dental insurance;
•We pay full tuition of team members who want to become full-time dealers in our industry;
•We implemented pay for performance and competitive rate adjustments, which has and will continue to positively impact the vast majority of our team members;
•We contributed over $9.0 million to our team members’ 401(k) retirement program in 2022;
•We have hired a specialist in citizenship and immigration services to assist our team members;
•We have hired a health and wellness coordinator; and
•We have begun implementing extensive programs focusing on leadership and development.
These initiatives, together with other positive changes we have made, were designed to enhance the long-term health, well-being and financial security of our team members and their families as well as give us the ability to recruit and retain the best team members and make us the employer of choice in the Las Vegas valley. Our efforts were recognized for the second year in a row by our team members, who voted us the top casino employer in the Las Vegas valley.

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
•additional competition arising as a result of the approval of new gaming licenses or gaming activities such as internet gaming, and the continued expansion of sports betting outside the state of Nevada;
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
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, inflation, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, and effects or fears of war, civil unrest, terrorism, violence, widespread illnesses or epidemics could further reduce customer demand for our offerings and materially and adversely affect our business and results of operations. In particular, widespread increases in costs of goods and services due to inflation and supply chain challenges and rising interest rates have negatively impacted, and are expected to continue to negatively impact, discretionary spending and our results of operations. We cannot be certain of the extent or duration of such negative impacts on our business.
Our casinos draw a substantial number of customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While our business is affected by the general economic conditions in the United States, our business and results of operations would be particularly negatively impacted if our target markets experience an economic downturn or other adverse conditions, including declines in housing prices and/or an increase in unemployment rates.
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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with online betting and gaming, state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms and other forms of legalized gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states have approved or are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which has resulted in a substantial expansion of sports betting outside the state of Nevada, including online sports betting. In addition, multiple operators offer online gaming in Nevada and a number of other states and online betting and gaming is expected to continue to expand in states that currently authorize such activities and in new jurisdictions that legalize such activities. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, especially if such gaming is conducted in areas close to our operations. Two ballot initiatives that would have permitted sports betting in California, including online and mobile betting, were recently defeated. However, there can be no assurance that similar measures will not be approved in the future. For further details on competition in the gaming industry, see Item 1. Business—Competition.
Our success depends on key executive officers and personnel and our ability to attract and retain employees.
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in the gaming industry, including, but not limited to, Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer. Competition for qualified personnel in our industry is intense, and it would be difficult for us to find experienced personnel to replace our current executive officers and employees. Such competition may also make it difficult for us to recruit and retain a sufficient number of qualified employees, particularly in light of recent labor shortages. Since our reopening in June 2020, we have faced increased challenges in attracting and retaining qualified employees. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. There can be no assurance that we will be able to retain and motivate our employees. In addition, if we do not effectively execute succession planning and leadership development, our growth and long-term success could be hindered. We believe that a loss of the services of our executive officers and/or other personnel could have a material adverse effect on our results of operations.
We may incur delays and budget overruns with respect to current or future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.
We are currently developing a new casino, Durango, on our development site on Durango Drive in the southwest Las Vegas valley, and we expect to begin development of other projects in the Las Vegas valley and the North Fork project. We expect to continue to evaluate expansion opportunities as they become available, and construct other new facilities or enhance our existing properties by constructing additional facilities in the future. Such construction projects entail significant risks, including the following, any of which can give rise to delays or cost overruns:
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
Our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. The Local Joint Executive Board of Las Vegas (the “LJEBLV”) has been certified as the collective bargaining representative of non-gaming employees at Sunset Station and Green Valley Ranch. We have not yet entered into collective bargaining agreements with the bargaining units represented by the LJEBLV at either of these properties. The LJEBLV had been recognized as the collective bargaining representative for a unit of non-gaming employees at Palace Station and Boulder Station, but we no longer recognize the LJEBLV as the bargaining representative of those employees at either of those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by the LJEBLV. In an election held in December 2019, a proposed bargaining unit consisting of non-gaming employees of Red Rock rejected the LJEBLV as their bargaining representative. The LJEBLV and the National Labor Relations Board has contested the election results at Red Rock and as a result of actions related to that contest we are currently bargaining with the LJEBLV at Red Rock, although we have not yet entered into a collective bargaining agreement with the bargaining units represented by the LJEBLV at Red Rock. The LJEBLV and the National Labor Relations Board are also contesting the withdrawal of recognition of the LJEBLV at Boulder Station and Palace Station and in addition have commenced an action which seeks, among other things, an order forcing us to collectively bargain with the LJEBLV at each of our resort properties. Accordingly, it is uncertain whether we will be subject to, or continue to be subject to, a bargaining obligation or whether we will eventually agree to enter into a collective bargaining agreement at any of our properties. In addition, slot technicians are represented by the International Union of Operating Engineers, Local 501 (“Local 501”) at Palace Station, Green Valley Ranch, Sunset Station and Red Rock. We are bargaining with, but have not yet entered into collective bargaining agreements with, the bargaining units represented by Local 501 at any of these properties. None of our other casino properties are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union; however, we believe that organizing efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized.
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
Any work stoppage at one or more of our casino properties, or at the Durango project or any other construction projects which may be undertaken, could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. Strikes and work stoppages involving laborers at a construction project could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our financial condition and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or any construction project in the future.
Any unexpected shutdown of one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.
The impact of the ongoing COVID-19 pandemic on our business and results of operations remains uncertain.
Although our operations are not currently significantly impacted by the COVID-19 pandemic, the extent of the ongoing and future effects of COVID-19 or new variants on our business remains uncertain and depends on a number of factors that are beyond our control, including the possibility that governmental regulations and directives enacted in the future may limit the operations of our properties or prohibit or discourage customers from visiting our properties. Our ability to attract customers to our properties and results of operations would be negatively impacted if we were required to reinstate limitations on the number of customers present in our facilities, reduce gaming operations, restrict hotel, food and beverage outlets or conventions or special events or implement other social distancing or health and safety measures. In addition, even as the COVID-19 pandemic subsides, the disruption already caused by the COVID-19 pandemic may still lead to prolonged changes in consumer behavior, the effects of which are still yet to be fully realized. The ultimate economic impacts to the Company of the evolving COVID-19 pandemic are uncertain and difficult to predict and could adversely impact our business, financial condition and results of operations
The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.
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
We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals, particularly in connection with our development activities. Certain environmental laws can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to the investigation or remediation of sites at which hazardous wastes or materials were disposed or released. Private parties may also bring claims arising from the presence of hazardous materials on a site or exposure to such materials. We are currently involved in monitoring activities at or adjacent to a few of our sites due to historical or nearby operations. Increasingly stringent environmental laws, regulations or standards may make compliance with such requirements more difficult or costly or otherwise adversely affect our operations. Failure to comply with environmental laws or regulations, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties or cessation of operations, or otherwise adversely affect our business, financial condition and results of operations.
The effects of climate change and/or increased regulation by international, national, state, regional, and local regulatory bodies of greenhouse gas emissions could materially affect our business, financial condition, results of operation and cash flows.
There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon dioxide and methane, emissions, and climate change issues. The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at COP 26 in Glasgow in November 2021 and affirmed at COP 27 in Sharm el-Sheikh in November 2022.
Future regulation could impose stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. In addition, the current Administration has taken steps to further regulate GHG emissions. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations, but it could be costly and difficult to implement.
Beyond financial and regulatory effects, the projected severe effects of climate change – such as protracted drought and property damage or supply chain issues stemming from extreme weather events – have the potential to directly affect our facilities and operations. We recognize the impacts of climate change and are engaged in several initiatives to identify, assess, and manage the risks and opportunities associated with climate change (see “Social Responsibility and Environmental Stewardship,” above).
Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, consumer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;

•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions or dispositions of businesses or operations.
If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2022, the principal amount of our outstanding indebtedness totaled approximately $3.02 billion and we had $852.2 million of undrawn availability under our Revolving Credit Facility, which is net of $149.5 million in outstanding borrowings and the issuance of approximately $29.4 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.

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
Our credit agreements and the indentures governing our senior notes contain a number of covenants that impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things:
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2022, we had $852.2 million of undrawn availability under our Revolving Credit Facility, which is net of $149.5 million in outstanding borrowings and the issuance of approximately $29.4 million of letters of credit and similar obligations. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Red Rock is a holding company. Other than assets and liabilities related to income taxes and the tax receivable agreement, its only material assets are its equity interest in Station Holdco and its voting interest in Station LLC. In connection with the IPO, Red Rock entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. Red Rock intends to cause Station Holdco to make distributions to its members, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and dividends, if any, declared by it. To the extent Station LLC or Station Holdco is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect Red Rock’s liquidity and financial condition and impair Red Rock’s ability to pay taxes and other expenses, make payments under the TRA or pay dividends on the Class A common stock.
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
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 90.2% of the combined voting power of Red Rock as of December 31, 2022. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:
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
The payments that we may make under the TRA could be substantial. At December 31, 2022 and 2021, our liability under the TRA with respect to previously consummated transactions was $28.6 million and $27.2 million, respectively.

Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2022 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates based on current assumptions. The amount of actual payments could differ materially.
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
Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by the exchanges of LLC Units, and our ability to realize certain other tax benefits attributable to payments under the TRA itself, depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient and/or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. However, absent a change in control or other termination event with respect to the TRA, we will generally not be required to make payments under that agreement with respect to projected tax benefits that we do not actually realize, as reported on our tax return. See “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock could decline upon the exchange of LLC Units by our Continuing Owners.
At December 31, 2022, approximately 46 million LLC Units of Station Holdco were owned by our Continuing Owners, or 42.5% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Class B Common Stock” within Note 9 to the Consolidated Financial Statements.
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
Although we intend to pay dividends on our Class A common stock to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. The existing debt agreements of Station LLC limit the ability of Station LLC to make distributions to Station Holdco, which effectively restricts the ability of Station Holdco to distribute sufficient funds to permit Red Rock to pay dividends to its stockholders. Red Rock will be required to apply funds distributed by Station Holdco to pay taxes and make payments under the TRA. Therefore, we cannot assure you that you will receive any dividends on your Class A common stock. Accordingly, you may need to sell your shares of Class A common stock to realize a return on your investment, and you may not be able to sell your shares above the price you paid for them. See Note 9 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 90.2% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
•Durango is currently being developed on approximately 50 acres that we own in Las Vegas, Nevada.
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
•Wildfire Fremont, which we opened in February 2023, is situated on approximately five acres that we own in Las Vegas, Nevada.
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
We own 395 acres of development land comprised of six strategically-located parcels in Las Vegas, each of which is zoned for casino gaming and other commercial uses. We also own four additional sites that are being positioned for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
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
Dividends
In February 2022, we announced that our board of directors had approved the reinstatement of our regular quarterly dividend, which had been discontinued since May 2020. During the year ended December 31, 2022, we declared and paid quarterly cash dividends totaling $1.00 per share to Class A common stockholders. In addition, on December 9, 2022, we paid a special cash dividend of $1.00 per share to Class A common stockholders of record as of November 30, 2022. In December 2021, we paid a special cash dividend of $3.00 per share to Class A common stockholders.
On February 7, 2023, our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 31, 2023 to shareholders of record as of March 15, 2023.
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. See Note 9 to the Consolidated Financial Statements for additional information about dividends.
Holders
At February 17, 2023, there were 11 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
The following table presents Class A share repurchases pursuant to our equity repurchase program, as well as shares withheld in satisfaction of tax withholding obligations on vested restricted stock. The Class A shares were retired upon repurchase. See Note 9 to the Consolidated Financial Statements for additional information about our equity repurchase program.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
October 31, 2022	—	$—	—	$312,920,169
November 30, 2022	707	39.87	707	312,891,984
December 31, 2022	—	—	—	312,891,984
Totals	707	$39.87	707
____________________________________________________________
(1)    Excludes commissions.
(2)    In August 2022, our board of directors increased the authorization for repurchases of Class A common stock under our equity repurchase program by $300 million, resulting in total repurchase authorization of $600 million, and extended the repurchase authorization through June 30, 2024.
Recent Sales of Unregistered Securities—None.

Stock Performance Graph
The following graph for the period beginning on December 31, 2017 and ending on December 31, 2022 compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400”) and the Standard & Poor’s Composite 1500 Casinos & Gaming Index (“S&P Composite 1500 Casinos & Gaming”).

	Cumulative Total Return
	December 31,
	2017	2018	2019	2020	2021	2022
RRR	$100.00	$61.04	$73.20	$77.47	$180.87	$137.91
S&P MidCap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P 1500 Casinos & Gaming	100.00	66.75	100.32	115.85	114.14	90.34
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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and nine smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In February 2023 we opened our tenth smaller casino, Wildfire Fremont. As of December 31, 2022, we offered 13,921 slot machines, 233 table games and 2,821 hotel rooms in the Las Vegas market. In June 2022, we permanently closed our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, we permanently closed Wild Wild West in September 2022. In the first quarter of 2022, we commenced construction of Durango on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. Durango is expected to open in the fourth quarter of 2023. A subsidiary of Station LLC also managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco (“LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2022, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco and our voting interest in Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2022, the unemployment rate in the Las Vegas metropolitan area was 5.4%, down from 6.0% in December 2021 and 34% in April 2020. Statewide, the unemployment rate for December 2022 was 5.2%, consistent with the prior year, reflecting a significant decrease from the statewide unemployment rate of 30% in April 2020. The median price of an existing single-family home in Las Vegas was $425,000 at December 31, 2022, unchanged from December 31, 2021, according to the Las Vegas Realtors®, but down 11.5% from the all-time high of $480,000 in June 2022. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.1% growth rate in 2022. In light of uncertainty in the economic outlook stemming from inflation, rising interest rates and increased energy costs, we cannot predict whether the recovery in unemployment or the downward trend in housing prices in the Las Vegas area will continue.
Subsequent to the reopening of most of our properties in June 2020, we have continued to experience favorable customer trends in 2022, including consistent visitation from our guests and strong spend per visit. These trends, in combination with our operational discipline and our focus on our core customers, as well as regional and out of town guests, continued to drive consistent operating results in 2022. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation, increased energy costs, rising interest rates and the COVID-19 pandemic and its related variants on the United States and Las Vegas economies may affect our business in the future.

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

Results of Operations
The following table presents information about our results of operations for the year ended December 31, 2022 compared to 2021 (dollars in thousands). Information about our results of operations for the year ended December 31, 2021 as compared to 2020 can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

	Year Ended December 31,
	2022	2021	Percent change
Net revenues	$1,663,786	$1,617,899	2.8%
Operating income	561,302	401,542	39.8%

Casino revenues	1,126,058	1,142,606	(1.4)%
Casino expenses	279,537	275,462	1.5%
Margin	75.2%	75.9%

Food and beverage revenues	283,067	245,432	15.3%
Food and beverage expenses	224,903	196,156	14.7%
Margin	20.5%	20.1%

Room revenues	164,502	143,916	14.3%
Room expenses	52,017	55,336	(6.0)%
Margin	68.4%	61.5%

Other revenues	87,089	76,746	13.5%
Other expenses	32,258	25,535	26.3%

Management fee revenue	3,070	9,199	(66.6)%

Selling, general and administrative expenses	353,043	347,090	1.7%
Percent of net revenues	21.2%	21.5%

Depreciation and amortization	128,368	157,791	(18.6)%
Write-downs and other, net	(47,660)	(18,677)	n/m
Asset impairment	80,018	177,664	n/m
Interest expense, net	129,889	103,206	25.9%
Loss on extinguishment of debt	—	(13,492)	n/m
Net income attributable to noncontrolling interests	184,895	112,980	n/m
(Provision) benefit for income tax	(44,530)	69,287	n/m
Net income attributable to Red Rock	205,457	241,850	n/m
____________________________________________________________
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
Net Revenues. Net revenues for the year ended December 31, 2022 increased by $45.9 million to $1.66 billion as compared to $1.62 billion for the year ended December 31, 2021. We achieved year over year growth of 15.3%, 14.3% and 13.5% in food and beverage, room and other revenues, respectively, while casino revenue decreased by 1.4%. Management fee revenue decreased as we ceased to manage Graton Resort in February 2021.
Operating Income. Operating income increased by $159.8 million to $561.3 million for 2022 as compared to $401.5 million for 2021. Our strong performance and the overall customer trends for the current year were consistent with the trends we have seen since our reopening in June 2020. For the years ended December 31, 2022 and December 31, 2021, operating income included the impact of impairment charges of $80.0 million and $177.7 million, respectively. For the year ended December 31, 2022, the impairment charges were related primarily to the permanent closure of our Texas Station, Fiesta Rancho and Fiesta Henderson properties in June 2022, which had remained closed since the beginning of the COVID-19 pandemic in March 2020. For the prior year, the impairment charge was related to Palms Casino Resort (“Palms”), which was sold in December 2021. In addition, operating income for 2022 and 2021 included $76.3 million and $20.9 million, respectively, of gains on land sales. Additional information about factors impacting our operating income is included below.
Casino.  Casino revenues decreased by 1.4% for the year ended December 31, 2022 as compared to 2021. Our casino revenues for 2021 were at record levels due to strong customer demand as we continued to recover from the negative effects of the COVID-19 pandemic. For 2022, slot handle and table games drop decreased slightly and race and sports write increased by 6.0%. Our hold percentages for 2022 were consistent compared to 2021. Casino expenses for the year ended December 31, 2022 increased by 1.5% as compared to the prior year, primarily due to higher employee-related costs.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering. For the year ended December 31, 2022, food and beverage revenue increased by 15.3% as compared to 2021, driven by the continued recovery of our catering and group business, as well as growth across all other categories of our food and beverage operations. For the year ended December 31, 2022, the average guest check at our restaurants increased by 18.3%, while the number of restaurant guests served decreased by 5.9% as compared to the prior year. Food and beverage expenses for the year ended December 31, 2022 increased by 14.7% as compared to the prior year, primarily due to higher employee-related costs and costs of sales.
Room. For the year ended December 31, 2022 as compared to 2021, room revenues increased by 14.3% and room expenses decreased by 6.0%. The results for the prior year included room revenues of $12.4 million, as well as associated costs, from the condominium rental program at Palms, which we sold in December 2021.
Information about our hotel operations is presented below:

	Year Ended December 31,
	2022	2021
Occupancy	83.0%	75.0%
Average daily rate	$179.88	$152.20
Revenue per available room	$149.34	$114.13
Our ADR improved by 18.2%, our revenue per available room improved by 30.9% and our occupancy rate improved by 8.0 percentage points for 2022 as compared to 2021.
Other. Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. For the year ended December 31, 2022, other revenues increased 13.5% as compared to the prior year, primarily driven by spa, bowling and leased outlets. Other expenses increased by 26.3%, as compared to the prior year, due to higher employee-related costs, entertainment expenses and cost of sales.
Management Fee Revenue. Management fee revenue primarily represents fees earned from our previous agreement with a Native American tribe to manage Graton Resort, as well as management fees earned from our three 50%-owned smaller properties. For the year ended December 31, 2022, management fee revenue decreased by 66.6% as compared to 2021, as we ceased to manage Graton Resort on February 5, 2021.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 1.7% to $353.0 million for the year ended December 31, 2022 as compared to $347.1 million for the prior year. The increase in SG&A expenses was primarily due to higher employee costs and repairs and maintenance expense. As a percentage of net revenue, SG&A expenses for the year ended December 31, 2022 were effectively flat as compared to the prior year end as we continued to focus on operational efficiencies and cost control.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2022 decreased to $128.4 million from $157.8 million for 2021 primarily due to the sale of Palms in 2021, for which we ceased recognizing depreciation and amortization expense as of April 1, 2021. In addition, as a result of the permanent closure of our Texas Station, Fiesta Rancho and Fiesta Henderson properties, we ceased recognizing depreciation and amortization expense for these properties as of June 30, 2022. Depreciation expense also decreased due to certain assets becoming fully depreciated.
Write-downs and other, net. Write-downs and other, net, include gains and losses on asset disposals, demolition costs associated with our permanently closed properties, development and preopening expenses, business innovation and technology enhancements, contract termination, severance and other. For the year ended December 31, 2022, write-downs and other, net was a gain of $47.7 million, comprising net gains on capital asset transactions of $79.0 million (including gains on land sales of $76.3 million), partially offset by preopening expense of $3.7 million for Durango, $9.3 million of demolition costs associated with the permanently closed properties, $9.2 million in business innovation development, $6.7 million in artist performance agreement termination costs associated with Palms, and other. For the year ended December 31, 2021, write-downs and other, net was a gain of $18.7 million, primarily representing gains on land sales.
Asset Impairment. For the year ended December 31, 2022, we recognized asset impairment charges totaling $80.0 million, primarily to write off the facilities and certain related assets at Texas Station, Fiesta Rancho and Fiesta Henderson, which we permanently closed in June 2022. For the year ended December 31, 2021, we recognized a $177.7 million loss on the sale of Palms, which we sold for $650 million in December 2021.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2022	2021
Interest cost, net of interest income	$126,150	$93,919
Amortization of debt discount and debt issuance costs	9,626	9,592
Capitalized interest	(5,887)	(305)
Interest expense, net	$129,889	$103,206
Interest expense, net, for the year ended December 31, 2022 was $129.9 million, an increase of 25.9% as compared to $103.2 million for 2021. The increase in interest expense, net was due to higher variable interest rates applicable to our credit facility for the current year. At December 31, 2022, $1.8 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 0.50% to 2.25%, and the LIBOR rate applicable to our outstanding LIBOR-based borrowings was 4.39%. We expect that interest rates may continue to increase in response to macroeconomic conditions. Based on our outstanding borrowings at December 31, 2022, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $18.0 million. Additional information about our long-term debt is included in Note 8 to the Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt, net. For the year ended December 31, 2021, we recognized a loss of $13.5 million on extinguishment of debt as a result of the redemption of our 5.00% Senior Notes.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the years ended December 31, 2022 and 2021 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
(Provision) Benefit for Income Tax. For the years ended December 31, 2022 and 2021, we recognized income tax expense of $44.5 million and income tax benefit of $69.3 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 10.2% for the year ended December 31, 2022 was less than the statutory rate. For the year ended December 31, 2021, we reversed the valuation allowance on our deferred tax assets that had been recognized in the prior year due to the uncertainty of realizing certain tax benefits as a result of the COVID-19 pandemic.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2022 and 2021 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management activities.

	Year Ended December 31,
	2022	2021
Net revenues
Las Vegas operations	$1,651,048	$1,602,438
Native American management	2,207	8,292
Reportable segment net revenues	1,653,255	1,610,730
Corporate and other	10,531	7,169
Net revenues	$1,663,786	$1,617,899

Net income	$390,352	$354,830
Adjustments
Depreciation and amortization	128,368	157,791
Share-based compensation	17,515	12,728
Write-downs and other, net	(47,660)	(18,677)
Asset impairment	80,018	177,664
Interest expense, net	129,889	103,206
Loss on extinguishment of debt, net	—	13,492
Provision (benefit) for income tax	44,530	(69,287)
Other	866	9,244
Adjusted EBITDA	$743,878	$740,991

Adjusted EBITDA
Las Vegas operations	$812,849	$799,817
Native American management	1,071	7,809
Corporate and other	(70,042)	(66,635)
Adjusted EBITDA	$743,878	$740,991

The year-over-year changes in Adjusted EBITDA were due to the factors described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, loss on extinguishment debt, net, provision (benefit) for income tax and other, which includes losses from assets held for sale.
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
In the third quarter of 2022, we changed our methodology for allocating corporate expenses to our reportable segments. Under the new methodology, only corporate costs that are primarily related to our operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the year ended December 31, 2021, expenses of $13.9 million were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.
Holding Company Financial Information
The indentures governing the 4.50% Senior Notes and the 4.625% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes and the liability associated with the tax receivable agreement (“TRA”).
At December 31, 2022, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $15.3 million, $75.7 million of deferred tax assets, net and $0.3 million of prepaid expenses, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $28.6 million liability under the TRA, of which $6.6 million is expected to be paid in the next twelve months, $1.7 million of other current liabilities and $1.8 million of other long-term liabilities that are solely liabilities of the Holding Company. At December 31, 2021, the Holding Company had cash of $3.3 million, $98.6 million of deferred tax assets, net, a $27.2 million noncurrent liability under the TRA and $2.1 million of other current liabilities.
For the year ended December 31, 2022, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had a net loss of $46.0 million primarily representing provision for income tax. For the year ended December 31, 2021, the difference between the statement of operations for Station LLC and its consolidated subsidiaries and the statement of operations for the Holding Company is that the Holding Company had net income of $70.6 million primarily representing an income tax benefit related to the reversal of a valuation allowance against its deferred tax assets.
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
At December 31, 2022, we had $117.3 million in cash and cash equivalents, and Station LLC’s borrowing availability under its revolving credit facility was $852.2 million, which was net of $149.5 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. See Note 8 to the Consolidated Financial Statements for more information about our long-term debt.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for 2023 include (i) approximately $550.0 million to $600.0 million for investment capital expenditures, including our Durango project, (ii) approximately $70.0 million to $90.0 million for maintenance capital expenditures at our existing properties, (iii) required principal and interest payments on Station LLC’s indebtedness totaling $26.1 million and $191.2 million, respectively, (iv) dividends to our Class A common stockholders, (v) distributions to noncontrolling interest holders of Station Holdco, including

“tax distributions”, which may be made quarterly when required and in amounts that may vary from quarter to quarter, and (vi) Federal income taxes. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
At December 31, 2022, $1.8 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR. We expect that interest rates may continue to increase and may impact our interest cost. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2022, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $18.0 million. The LIBOR rates applicable to loans under our credit agreements will be discontinued on June 30, 2023. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.
On February 7, 2023, our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 31, 2023 to shareholders of record as of March 15, 2023. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2022, such obligations with respect to previously consummated transactions totaled $28.6 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. The timing of payments under the TRA may vary. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
Our board of directors has approved an equity repurchase program authorizing the repurchase of shares of our Class A common stock. In August 2022, our board of directors increased the aggregate repurchase authorization to $600 million and extended the authorization through June 30, 2024. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the year ended December 31, 2022, we repurchased 3.7 million shares of our Class A common stock pursuant to the program for an aggregate price of $141.5 million in open market transactions. As of December 31, 2022, we had repurchased an aggregate of 7.2 million shares of our Class A common stock pursuant to the program and the remaining amount authorized for repurchases was $312.9 million. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We expect that cash on hand, cash generated from operations and, to the extent necessary, borrowings available under the credit facility, will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months and beyond. We regularly assess our projected cash requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets, all of which may be adversely impacted by the ongoing COVID-19 pandemic. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$542,224	$609,963
Investing activities	(442,144)	586,259
Financing activities	(290,046)	(1,014,672)

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
Net cash provided by operating activities for the year ended December 31, 2022 and 2021 totaled $542.2 million and $610.0 million, respectively. Cash flow from operating activities for the year ended December 31, 2022 included $120.2 million in interest payments and $31.4 million cash paid for income taxes, compared to $98.0 million and $4.1 million, respectively, for the prior year period. Favorable customer trends and the continuation of our cost reduction measures drove strong operating results in 2022. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the year ended December 31, 2022 and 2021, cash paid for capital expenditures totaled $328.6 million and $61.3 million, respectively. Capital expenditures for the current year included amounts related to the Durango project. For the year ended December 31, 2022, cash inflows from investing activities included net cash proceeds of $118.1 million from the sale of land parcels in Las Vegas and Henderson. For the year ended December 31, 2021 cash inflows from investing activities included cash proceeds from the sale of Palms of $650.0 million, less transaction costs and other adjustments, and $35.4 million from the sale of land parcels in Reno and Las Vegas. In addition, we paid $232.8 million during 2022 to purchase additional development land in the Las Vegas valley.
Cash Flows from Financing Activities
For the year ended December 31, 2022, we paid $141.5 million to repurchase approximately 3.7 million shares of our Class A common stock in open market transactions, $152.4 million in cash distributions to the noncontrolling interest holders of Station Holdco and $116.7 million in cash dividends to holders of our Class A common stock, which included the payment of a special cash dividend of $1.00 per share in December 2022.
For the year ended December 31, 2021, we redeemed $530.3 million in outstanding principal amount of 5.00% Senior Notes and paid redemption premiums of $9.8 million. In November 2021, we issued $500.0 million in principal amount of 4.625% Senior Notes due 2031. For the year ended December 31, 2021, we also paid $500.2 million to repurchase approximately 10.4 million shares of our Class A common stock, which included $354.6 million for the 2021 equity tender. For the year ended December 31, 2021, we paid cash distributions totaling $237.2 million to the noncontrolling interest holders of Station Holdco and $203.8 million in cash dividends to holders of our Class A common stock, which included the payment of a special cash dividend of $3.00 per share in December 2021.
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
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility, measured as of the end of each quarter. As most recently amended in February 2020, these financial ratio covenants include an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the credit facility, ranging from 5.75 to 1.00 at December 31, 2022 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the term loan B facility if the lenders providing the term loan A facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. We believe Station LLC was in compliance with all applicable covenants at December 31, 2022.
Off-Balance Sheet Arrangements
At December 31, 2022, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At December 31, 2022, we had outstanding letters of credit and similar obligations totaling $29.4 million.
Inflation
Our business continues to experience the impact of inflation and rising interest rates and we expect the impact to continue in 2023. Commodity prices have increased and become more volatile, and we are experiencing price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls, adjusting prices and optimizing our procurement strategy.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is currently in session. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
Long-term Debt
A description of our indebtedness is included in Note 8 to the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. Certain accounting estimates and assumptions may have a material impact on our financial statements due to the subjectivity and judgment involved and the susceptibility of such estimates and assumptions to change. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Actual results may differ from our estimates, and such differences could have a material effect on our consolidated financial statements. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Following is a discussion of our accounting policies that involve critical estimates and assumptions.
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
Inherent in the calculation of fair values are various estimates and assumptions, including estimates of future cash flows expected to be generated by an asset or asset group. We base our cash flow estimates on the current regulatory, political and economic climates in the areas where we operate, recent operating information and projections for our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to our properties. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. The most significant assumptions used in determining cash flow estimates include forecasts of future operating results, Adjusted EBITDA margins, tax rates, capital expenditures, working capital requirements, long-term growth rates and terminal year free cash flows. Cash flow estimates and their impact on fair value are sensitive to changes in many of these assumptions. If our estimates of future cash flows are not met, we may be required to record impairment charges in the future.
In June 2022, we permanently closed our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, we permanently closed Wild Wild West in September 2022. The closures were an indicator of potential impairment at those reporting units. Accordingly, we tested the long-lived assets of the reporting units for impairment by comparing each reporting unit’s estimated future undiscounted cash flows to its carrying amount. Our cash flow projections represented the expected net proceeds from the sale of the land and were based on market prices for similar assets.
Property and Equipment. At December 31, 2022, the carrying amount of our property and equipment was approximately $2.2 billion, which represents 65.6% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. At December 31, 2022, our goodwill totaled $195.7 million, approximately 86.8% of which is associated with one of our properties. We test our goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.
When performing goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes in facts and circumstances, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit. As of our most recent quantitative test performed at October 1, 2020, the estimated fair value of each of our properties with goodwill exceeded its respective carrying value by a substantial amount. We performed qualitative tests at October 1, 2022 and 2021 given the continued improvement in our operating results since our last quantitative test.
When performing the quantitative test, we estimate the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on our current valuation multiple and multiples of comparable publicly traded companies. The estimation of fair value requires management to make estimates, judgments and assumptions, including estimating expected future cash flows and selecting appropriate discount rates, valuation multiples and market comparables. Application of alternative estimates and assumptions could produce different results.
If the fair value of any of our properties with goodwill should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in other assumptions and judgments used in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2022, the carrying amount of our indefinite-lived intangible assets totaled $76.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on the present value of estimated royalties avoided through ownership of the assets. The fair values of our indefinite-lived intangible assets are subject to change as a result of changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
Native American Development Costs. We incur certain costs associated with our development and management agreements with Native American tribes that are reimbursable by the tribes. The reimbursable costs are recognized as long-term assets as incurred, and primarily include advances associated with the acquisition of land and development of the tribal gaming facility. We earn interest on the reimbursable advances. The repayment of the advances and the related interest may come from the proceeds of the gaming facility’s third-party financing, from cash flows generated from the gaming facility’s operations, or from a combination of both, and the repayment is typically subordinated to debt service obligations under the gaming facility’s third-party financing. Due to the uncertainty surrounding the timing and amount of the repayment, we do not recognize interest on the advances until the carrying amount of the advances has been recovered and the interest is received. Accordingly, the recoverability of our development costs is highly dependent upon the tribe’s success in obtaining third-party financing and our ability to operate the project successfully upon its completion. Our evaluation of the recoverability of our Native American development costs requires us to apply a significant amount of judgment.
We evaluate the recoverability of our Native American development costs taking into consideration all available information. Among other things, we consider the status of the project, the impact of contingencies, the achievement of milestones, existing or potential litigation, and regulatory matters when evaluating the recoverability of our Native American development costs. We estimate the future cash flows of a Native American development project based on consideration of all positive and negative evidence about its cash flow potential including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results. In certain circumstances, we may discontinue funding of a project due to a revision of its expected potential, or otherwise determine that our advances are not recoverable and as a result, we may be required to write off the entire carrying amount of our advances.
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
The interest rate per annum applicable to loans under our credit facility is, at our option, either LIBOR plus a margin or a base rate plus a margin. Certain U.S. dollar LIBOR rates and all non-U.S. dollar LIBOR rates were discontinued as of December 31, 2021. However, the discontinuation date of the most commonly used tenors for U.S. dollar LIBOR (overnight, and one, three, six and 12 months) has been extended to June 30, 2023. The LIBOR rates applicable to loans under our credit facility are included in the group of U.S. dollar rates that will be discontinued on June 30, 2023. The credit facility permits the administrative agent to approve a comparable successor base rate when LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. We are working with our lenders to ensure the transition away from LIBOR will have minimal impact on our financial condition, but we can provide no assurance regarding the impact of the discontinuation of LIBOR.
At December 31, 2022, $1.8 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 0.50% to 2.25%, and the LIBOR rate applicable to our outstanding LIBOR-based borrowings under our credit facility was 4.39%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2022. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2022, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $18.0 million.

Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2022 (dollars in millions):

	Expected maturity date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$1.3	$1.3	$37.2	$0.1	$0.1	$1,191.8	$1,231.8	$1,044.7
Weighted-average interest rate	3.99%	3.98%	3.80%	6.00%	6.00%	4.55%

Variable rate (a)	$24.8	$24.8	$308.9	$15.3	$1,412.0	$—	$1,785.8	$1,750.8
Weighted-average interest rate	6.35%	6.35%	5.93%	6.64%	6.64%	—%
____________________________________________________________
(a)    Based on variable interest rates and margins in effect at December 31, 2022.
Additional information about our long-term debt is included in Note 8 to the Consolidated Financial Statements.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Recoverability of the Native American Development Costs as of December 31, 2022
Description of the Matter
At December 31, 2022, the Company’s Native American development costs had a carrying value of $41.7 million. As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of its Native American development costs by considering the status of the respective Native American development project, the achievement of milestones, the impact of contingencies, existing litigation, and regulatory matters. The Company estimates the future cash flows from the Native American development project based on an evaluation of all positive and negative evidence about the cash flow potential, which includes the likelihood that the Native American development project will successfully be completed.
Auditing the Company’s evaluation of recoverability of the Native American development costs is challenging due to the uncertainty surrounding the timing and likelihood of completion of both the Native American development project and the repayment of the reimbursable advances, both of which are contingent on the achievement of critical milestones, the financing of the Native American development project, and the cash flows from the Native American project.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s evaluation of recoverability of its Native American development costs. For example, we tested controls over management’s evaluation of the critical milestones, the likelihood of obtaining and the amount of expected financing for the Native American development project, and the estimated future cash flows from the Native American development project.
To test the Company’s Native American development costs recoverability evaluation, our audit procedures included, among others, testing the reasonableness of the Company’s evaluation of the critical milestones, impact of existing litigation, and the estimated future cash flows of the Native American development project. For example, we compared the status of the critical milestones to supporting documentation and we evaluated management’s assumptions used in the estimated cash flows by performing sensitivity analysis.
                                /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 24, 2023

RED ROCK RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$117,289	$275,281
Receivables, net	43,630	36,739
Inventories	13,199	11,734
Prepaid gaming tax	22,834	26,745
Prepaid expenses and other current assets	24,043	20,416
Assets held for sale	—	7,600
Total current assets	220,995	378,515
Property and equipment, net	2,195,017	2,009,608
Goodwill	195,676	195,676
Intangible assets, net	84,385	87,172
Land held for development	449,017	237,335
Native American development costs	41,687	34,094
Deferred tax asset, net	75,741	98,625
Other assets, net	83,232	99,308
Total assets	$3,345,750	$3,140,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,381	$17,466
Accrued interest payable	14,460	14,320
Other accrued liabilities	234,718	147,109
Current portion of payable pursuant to tax receivable agreement	6,631	—
Current portion of long-term debt	26,059	25,921
Total current liabilities	293,249	204,816
Long-term debt, less current portion	2,958,717	2,827,603
Other long-term liabilities	39,581	30,723
Payable to related parties pursuant to tax receivable agreement	21,960	27,158
Total liabilities	3,313,507	3,090,300
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,012,937 and 61,426,605 shares issued and outstanding at December 31, 2022 and 2021, respectively	580	614
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at December 31, 2022 and 2021	1	1
Additional paid-in capital	—	55,028
Retained earnings	43,203	3,851
Total Red Rock Resorts, Inc. stockholders’ equity	43,784	59,494
Noncontrolling interest	(11,541)	(9,461)
Total stockholders’ equity	32,243	50,033
Total liabilities and stockholders’ equity	$3,345,750	$3,140,333

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating revenues:
Casino	$1,126,058	$1,142,606	$764,255
Food and beverage	283,067	245,432	192,899
Room	164,502	143,916	87,035
Other	87,089	76,746	56,279
Management fees	3,070	9,199	81,977
Net revenues	1,663,786	1,617,899	1,182,445
Operating costs and expenses:
Casino	279,537	275,462	232,939
Food and beverage	224,903	196,156	195,963
Room	52,017	55,336	49,363
Other	32,258	25,535	23,034
Selling, general and administrative	353,043	347,090	324,644
Depreciation and amortization	128,368	157,791	231,391
Write-downs and other, net	(47,660)	(18,677)	36,522
Asset impairment	80,018	177,664	—
	1,102,484	1,216,357	1,093,856
Operating income	561,302	401,542	88,589
Earnings from joint ventures	3,469	3,293	1,097
Operating income and earnings from joint ventures	564,771	404,835	89,686
Other (expense) income:
Interest expense, net	(129,889)	(103,206)	(128,465)
(Loss) gain on extinguishment of debt	—	(13,492)	240
Change in fair value of derivative instruments	—	(215)	(21,590)
Other	—	(2,379)	(333)
	(129,889)	(119,292)	(150,148)
Income (loss) before income tax	434,882	285,543	(60,462)
(Provision) benefit for income tax	(44,530)	69,287	(114,081)
Net income (loss)	390,352	354,830	(174,543)
Less: net income (loss) attributable to noncontrolling interests	184,895	112,980	(24,146)
Net income (loss) attributable to Red Rock Resorts, Inc.	$205,457	$241,850	$(150,397)

Earnings (loss) per common share (Note 14):
Earnings (loss) per share of Class A common stock, basic	$3.48	$3.50	$(2.13)
Earnings (loss) per share of Class A common stock, diluted	$3.36	$2.84	$(2.13)

Weighted-average common shares outstanding:
Basic	58,976	69,071	70,542
Diluted	104,663	116,452	70,542

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$390,352	$354,830	$(174,543)
Other comprehensive income (loss), net of tax:
Loss on interest rate swaps from reclassifications into income	—	—	(360)
Minimum pension liability adjustment, net	—	1,137	(196)
Other comprehensive income (loss), net of tax	—	1,137	(556)
Comprehensive income (loss)	390,352	355,967	(175,099)
Less: comprehensive income (loss) attributable to noncontrolling interests	184,895	113,513	(24,723)
Comprehensive income (loss) attributable to Red Rock Resorts, Inc.	$205,457	$242,454	$(150,376)

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	70,465	$705	46,827	$1	$376,229	$124,423	$(641)	$281,880	$782,597
Net loss	—	—	—	—	—	(150,397)	—	(24,146)	(174,543)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21	(577)	(556)
Share-based compensation	—	—	—	—	10,889	—	—	—	10,889
Distributions	—	—	—	—	—	—	—	(4,620)	(4,620)
Dividends declared	—	—	—	—	—	(7,097)	—	—	(7,097)
Stock option exercises and issuance of restricted stock awards, net	29	—	—	—	485	—	—	—	485
Withholding tax on share-based compensation	(7)	—	—	—	(169)	—	—	—	(169)
Exchanges of noncontrolling interests for Class A common stock	741	7	(741)	—	4,404	—	1	(4,412)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(2,345)	—	—	—	(2,345)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,914)	—	(4)	3,918	—
Balances, December 31, 2020	71,228	$712	46,086	$1	$385,579	$(33,071)	$(623)	$252,043	$604,641
Net income	—	—	—	—	—	241,850	—	112,980	354,830
Other comprehensive income, net of tax	—	—	—	—	—	—	604	533	1,137
Share-based compensation	—	—	—	—	12,761	—	—	—	12,761
Distributions	—	—	—	—	—	—	—	(237,160)	(237,160)
Dividends declared	—	—	—	—	—	(204,928)	—	—	(204,928)
Stock option exercises and issuance of restricted stock awards, net	620	6	—	—	1,171	—	—	—	1,177
Repurchases of Class A common stock	(10,402)	(104)	—	—	(500,063)	—	—	—	(500,167)
Withholding tax on share-based compensation	(19)	—	—	—	(3,425)	—	—	—	(3,425)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(2,223)	—	(1)	(598)	(2,822)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interests	—	—	—	—	(641)	—	—	—	(641)
Net deferred tax assets resulting from LLC Unit repurchases	—	—	—	—	24,630	—	—	—	24,630

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	137,239	—	20	(137,259)	—
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$—	$(9,461)	$50,033
Net income	—	—	—	—	—	205,457	—	184,895	390,352
Share-based compensation	—	—	—	—	17,766	—	—	—	17,766
Distributions	—	—	—	—	—	—	—	(152,449)	(152,449)
Dividends declared	—	—	—	—	—	(116,980)	—	—	(116,980)
Stock option exercises and issuance of restricted stock, net	345	3	—	—	(3)	—	—	—	—
Withholding tax on share-based compensation	(41)	—	—	—	(4,527)	—	—	—	(4,527)
Repurchases of Class A common stock	(3,718)	(37)	—	—	(92,345)	(49,125)	—	—	(141,507)
Net deferred tax assets resulting from LLC Unit repurchases	—	—	—	—	(10,445)	—	—	—	(10,445)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	34,526	—	—	(34,526)	—
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$—	$(11,541)	$32,243

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$390,352	$354,830	$(174,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128,368	157,791	231,391
Change in fair value of derivative instruments	—	215	21,590
Write-downs and other, net	(83,518)	(20,947)	17,424
Asset impairment	80,018	177,664	—
Amortization of debt discount and debt issuance costs	9,626	9,592	10,472
Share-based compensation	17,515	12,728	10,886
Loss on extinguishment of debt	—	13,492	(240)
Deferred income tax	11,949	(74,161)	114,081
Changes in assets and liabilities:
Receivables, net	(4,210)	(1,311)	16,425
Inventories and prepaid expenses	(6,274)	(14,406)	10,344
Accounts payable	(6,151)	7,367	(21,411)
Accrued interest payable	140	(4,314)	12,651
Other accrued liabilities	5,517	(5,358)	(35,384)
Other, net	(1,108)	(3,219)	(896)
Net cash provided by operating activities	542,224	609,963	212,790
Cash flows from investing activities:
Capital expenditures, net of related payables	(328,589)	(61,295)	(58,496)
Net proceeds from asset sales	121,553	678,413	580
Acquisition of land held for development	(232,758)	(4,650)	—
Native American development costs	(7,492)	(12,890)	(2,284)
Net settlement of derivative instruments	—	(13,467)	(14,013)
Other, net	5,142	148	4,656
Net cash (used in) provided by investing activities	(442,144)	586,259	(69,557)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	297,500	675,000	1,057,500
Payments under credit agreements with original maturity dates greater than three months	(172,779)	(696,278)	(1,922,375)
Proceeds from issuance of Senior Notes	—	500,000	750,000
Redemption of Senior Notes	—	(530,333)	—
Cash paid for early extinguishment of debt	—	(9,754)	(8,791)
Proceeds from exercise of stock options	—	1,177	485
Distributions to members and noncontrolling interests	(152,449)	(237,160)	(4,620)
Repurchases of Class A common stock	(141,507)	(500,167)	—
Withholding tax on share-based compensation	(4,527)	(3,425)	(169)
Exchanges of noncontrolling interest for cash	—	(2,822)	—
Dividends paid	(116,675)	(203,834)	(7,307)
Payment of debt issuance costs	—	(5,961)	(14,091)
Other, net	391	(1,115)	(1,075)
Net cash used in financing activities	(290,046)	(1,014,672)	(150,443)
(Decrease) increase in cash, cash equivalents and restricted cash	(189,966)	181,550	(7,210)
Balance, beginning of year	307,255	125,705	132,915
Balance, end of year	$117,289	$307,255	$125,705
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$117,289	$275,281	$121,176
Restricted cash	—	—	4,529
Restricted cash included in Other assets, net	—	31,974	—
Balance, end of year	$117,289	$307,255	$125,705

Supplemental cash flow disclosures:
Cash paid for interest, net of $5,887, $305 and $0 capitalized, respectively	$120,193	$97,964	$109,043
Cash paid for income taxes	$31,355	$4,139	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$94,291	$15,439	$2,931

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and nine smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In the first quarter of 2022, the Company commenced construction of Durango Casino & Resort (“Durango”) in the southwest Las Vegas valley. Durango is expected to open in the fourth quarter of 2023.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2022, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
Many of the state-mandated occupancy and other operational restrictions that were first imposed due to the pandemic in March 2020 were lifted as of June 1, 2021. Certain operational restrictions continued, including a rule added in late July 2021 requiring all employees and guests to wear face coverings while indoors in public spaces, which was lifted on February 10, 2022. As a result of the pandemic and the temporary closure of all of the Company’s properties from March 17, 2020 through June 3, 2020, the Company’s operating results for the year ended December 31, 2020 are not comparable to those for the subsequent years presented.
In June 2022, the Company permanently closed its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, the Company permanently closed Wild Wild West in September 2022. See Note 5 for additional information.
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
2.     Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Station Holdco and Station LLC are variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC and conducts all of its operations through these entities. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements. Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Station Holdco and Station LLC, other than assets and liabilities related to income taxes and the tax receivable agreement. Investments in all 50% or less owned affiliated companies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for previous years have been reclassified to be consistent with the current year presentation.

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
The ownership of the LLC Units is summarized as follows:

	December 31, 2022		December 31, 2021
	Units	Ownership %	Units	Ownership %
Red Rock	62,113,911	57.5%	64,425,248	58.4%
Noncontrolling interest holders	45,985,804	42.5%	45,985,804	41.6%
Total	108,099,715	100.0%	110,411,052	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the years ended December 31, 2022 and 2021, rebalancing was due primarily to Station Holdco’s repurchase of LLC Units from Red Rock in connection with the Company’s repurchases of Class A shares.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value primarily because of the short maturities of these instruments. At December 31, 2022 and 2021, the Company had no other financial assets or liabilities measured at fair value on a recurring basis.
The accounting guidance for fair value measurements and disclosures provides the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to measure any financial assets or liabilities at fair value that are not required to be measured at fair value.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments with an original maturity of 90 days or less.
Restricted Cash
At December 31, 2021, $32.0 million of restricted cash was classified within Other assets, net on the Company’s Consolidated Balance Sheet because the funds were expected to be used to acquire real property. The restricted cash consisted of land sale proceeds held by a qualified intermediary to facilitate like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code. There was no restricted cash at December 31, 2022.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Receivables, Net and Credit Risk
The Company’s accounts receivable primarily represent receivables from contracts with customers and consist mainly of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing.
Receivables are initially recorded at cost and an allowance for credit losses is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is based on an expected loss model and is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2022 and 2021, the allowance for credit losses was $5.1 million and $7.3 million, respectively. Management believes there are no significant concentrations of credit risk with respect to its receivables, net.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable of completion within one year and the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less cost to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on market comparables, solicited offers or a discounted cash flow model. In subsequent periods, the valuation allowance may be adjusted based on changes in management’s estimate of fair value less cost to sell. Depreciation and amortization of long-lived assets are not recorded during the period in which such assets are classified as held for sale. At December 31, 2021, assets held for sale represented undeveloped land in Las Vegas that was subsequently sold in November 2022. A parcel of land with a carrying amount of $50.6 million that was previously classified as held for sale at December 31, 2021 was reclassified to Land held for development as of that date because it no longer met the held for sale criteria.
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
The Company makes estimates and assumptions when accounting for capital expenditures. The Company’s depreciation expense is dependent on the assumptions made for the estimated useful lives of its assets. Useful lives are estimated by the Company based on its experience with similar assets and estimates of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, the Company accounts for the change prospectively.
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes that are reimbursable by such tribes. The reimbursable costs are recognized as long-term assets as incurred, and primarily include advances associated with the acquisition of land and development of the tribal gaming facility. The Company earns interest on the reimbursable advances. The repayment of the advances and the related interest may come from the proceeds of the gaming facility’s third-party financing, from cash flows from the gaming facility’s operations, or from a combination of both, and the repayment is typically subordinated to debt service obligations under the gaming facility’s third-party financing.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Due to the uncertainty surrounding the timing and amount of the repayment, the Company does not recognize accrued interest on the advances until the carrying amount of the advances has been recovered and the interest is received.
The Company evaluates the recoverability of its Native American development costs taking into consideration all available information. Among other things, the Company considers the status of the project, the impact of contingencies, the achievement of milestones, existing or potential litigation, and regulatory matters when evaluating the recoverability of its Native American development costs. The Company estimates the future cash flows of a Native American development project based on consideration of all positive and negative evidence about its cash flow potential including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results.
At December 31, 2022 and 2021, the Company’s Native American development costs were related to development and management agreements with the North Fork Rancheria of Mono Indians. See Note 6 for additional information.
Goodwill
At December 31, 2022, the Company’s goodwill totaled $195.7 million, approximately 86.8% of which is associated with one of its properties. The Company tests its goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
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
When performing the quantitative test, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on current valuation multiples of the Company and comparable publicly traded companies. The estimation of fair value involves judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily represent brands. The Company tests its indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. If the Company determines it is more likely than not that an asset is impaired, it then performs a quantitative test by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, the Company recognizes an impairment charge equal to the excess. The fair value of the Company’s brands is estimated using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets, utilizing market indications of fair value. The Company’s fair value estimates are subject to change as a result of changes in its projected operating results. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Finite-lived Intangible Assets
The Company’s finite-lived intangibles primarily include assets related to its customer relationships and management contracts. The Company amortizes its finite-lived intangible assets over their estimated useful lives using the straight-line

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The estimation of undiscounted future cash flows involves judgment by management. The Company’s estimates of future cash flows expected to be generated by an asset or asset group are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to its properties. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.
Land Held for Development
At December 31, 2022, the Company owned land comprising strategically-located parcels in Las Vegas and Reno, each of which is zoned for casino gaming and other uses.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Derivative Instruments
From time to time, the Company has used interest rate swaps to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2022 and 2021, the Company had no outstanding interest rate swaps. For the year ended December 31, 2020 and through July 2021, the Company held interest rate swaps that were not designated in cash flow hedging relationships. The Company recognized the change in fair value in the Consolidated Statements of Operations in the period in which the change occurred and classified the cash flows for these instruments within investing activities in the Consolidated Statements of Cash Flows. The Company recorded all derivatives at fair value, which was determined using widely accepted valuation techniques, including discounted cash flow analyses and credit valuation adjustments, as well as observable market-based inputs such as forward interest rate curves.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes all other non-owner changes in equity. Components of the Company’s comprehensive income (loss) are reported in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity. The Company had no accumulated other comprehensive income (loss) at December 31, 2022 or 2021.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Non-gaming revenue also includes the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $157.5 million, $144.3 million and $107.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Management Fee Revenue
Management fee revenue represents fees earned from the Company’s previous management agreement with a Native American tribe, as well as management fees earned from the Company’s three 50%-owned smaller properties. The Company managed Graton Resort & Casino (“Graton Resort”) on behalf of the Federated Indians of Graton Rancheria through February 5, 2021. For the years ended December 31, 2022, 2021 and 2020, management fees from Graton Resort totaled $2.2 million, $7.8 million and $77.4 million, respectively.
The transaction price for management contracts is the management fee to which the Company is entitled for its management services. The management fee represents variable consideration as it is based on a percentage of net income of the managed property, as defined in the management agreements. The management services are a single performance obligation to provide a series of distinct services over the term of the management agreement. The Company allocates and recognizes the management fee monthly as the management services are performed because there is a consistent measure throughout the contract period that reflects the value to the managed property each month.
Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) that allows customers to earn points based on their slot play. Guests may accumulate loyalty points over time that may be redeemed at their discretion under the terms of the Rewards Program. Loyalty points may be redeemed for cash, slot play, food, beverage, rooms, entertainment and merchandise at the Company’s Las Vegas area properties.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year Ended December 31,
	2022	2021	2020
Gaming tax expense	$84,544	$84,277	$56,253
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

	Year Ended December 31,
	2022	2021	2020
Advertising expense	$11,305	$14,278	$10,205
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As applicable, the Company records interest and penalties related to income taxes through the provision for income taxes.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Land	$203,256	$219,256
Buildings and improvements	2,182,922	2,256,826
Furniture, fixtures and equipment	598,667	633,210
Construction in progress	379,156	69,129
	3,364,001	3,178,421
Accumulated depreciation	(1,168,984)	(1,168,813)
Property and equipment, net	$2,195,017	$2,009,608
Construction in progress at December 31, 2022 included $315.0 million related to the development of Durango.
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$126,766	$155,966	$223,846
At December 31, 2022 and 2021, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2022 and 2021. The Company’s goodwill is primarily related to the Las Vegas operations segment.
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2022
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,100	(17,000)	5,100
Management contracts	7 - 20	4,000	(1,215)	2,785
Intangible assets		$102,600	$(18,215)	$84,385

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(16,019)	6,781
Management contracts	7 - 20	4,000	(1,109)	2,891
Intangible assets		$104,300	$(17,128)	$87,172
Amortization expense for intangible assets was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$1,602	$1,825	$7,545
Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2023	$1,579
2024	1,579
2025	1,579
2026	785
2027	105

5.    Asset Impairment
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
In June 2022, the Company permanently closed its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. The decision to permanently close these properties was an indicator of impairment. The Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities that are being demolished in whole or in part. The recoverability of the carrying amounts of the remaining assets, primarily land, was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. The Company also recognized an asset impairment charge of $1.0 million as a result of the permanent closure of Wild Wild West in September 2022. There was no goodwill associated with the permanently closed properties. In December 2022, the Company sold the Fiesta Henderson land to a third-party buyer for aggregate consideration of $32.0 million. The transaction resulted in a gain on sale of $17.7 million. The facilities at Texas Station and Fiesta Rancho are being demolished in whole or in part to reposition the land for sale.
In December 2021, the Company sold all of its equity interests in Palms Casino Resort (“Palms”) to a third-party buyer for aggregate consideration of $650.0 million. The transaction resulted in a loss on sale of $177.7 million, which included an asset impairment charge to reduce the carrying amount of Palms’ net assets to their estimated fair value less costs to sell. For the years ended December 31, 2021 and 2020, Palms generated net revenues of $18.8 million and $56.6 million, respectively, and pretax losses of $206.1 million (including the loss on sale) and $98.3 million, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Native American Development
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement. The Mono has submitted a proposed Third Amended and Restated Management Agreement and a proposed Third Amended and Restated Development Agreement to the National Indian Gaming Commission (“NIGC”). Pursuant to the Development Agreement, the Company has assisted the Mono in developing a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California and, pursuant to the proposed management and development agreements, the Company proposes to continue to assist the Mono in developing and to assist the Mono in operating the North Fork Project. The Company purchased a 305-acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at December 31, 2022 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of December 31, 2022, each of these critical milestones has substantially been resolved, except for approval of the Management Agreement by the Chair of the NIGC.
The following table summarizes the Company’s evaluation at December 31, 2022 of each of the critical milestones necessary to complete the North Fork Project.

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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the critical milestones, following is a discussion of the unresolved legal matter related to the North Fork Project.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through December 31, 2022, the Company has paid approximately $56.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2022, the carrying amount of the advances was $41.7 million.
In addition to the reimbursable advances, the Company expects to receive a development fee of 4% of the costs of construction for its development services, which will be paid upon the commencement of gaming operations at the facility. The proposed management agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The repayment of all or a portion of the reimbursable advances is anticipated to be subordinated to the Mono’s debt service obligations under the North Fork Project’s financing. The proposed management agreement and the proposed development agreement have a term of seven years from the opening of the North Fork Project. The proposed management agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the proposed management agreement allowing the tribe to buy-out the agreement prior to its expiration. The proposed management agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement.
The Company expects that upon termination or expiration of the proposed development agreement, the Mono will continue to be obligated to repay any unpaid principal and interest on the advances from the Company. Amounts due to the Company under the Development Agreement and Management Agreement are secured by, and amounts due to the Company under the proposed management agreement are intended to be secured by, substantially all of the assets of the North Fork Project except the North Fork Site. In addition, the Development Agreement contains, and the proposed development and management agreements are anticipated to contain, waivers of the Mono’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
The timing of both the North Fork Project and of the repayment of the reimbursable advances is difficult to predict and is contingent on the achievement of the critical milestones, the financing of the North Fork Project, and the cash flows from the North Fork Project. The Company currently estimates that construction of the North Fork Project may begin in the next six months and estimates that the North Fork Project would be completed and opened for business approximately 15 to 18 months after construction begins. The Company expects to assist the Mono in obtaining financing for the North Fork Project once all necessary critical milestones have been achieved and prior to commencement of construction.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at December 31, 2022. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
7.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Contract and customer-related liabilities:
Rewards Program liability	$11,620	$12,711
Advance deposits and future wagers	18,346	15,897
Unpaid wagers, outstanding chips and other customer-related liabilities	20,508	21,963
Other accrued liabilities:
Accrued payroll and related	36,607	30,019
Accrued gaming and related	22,513	25,372
Construction payables and equipment purchase accruals	94,291	15,437
Operating lease liabilities, current portion	4,800	2,976
Other	26,033	22,734
	$234,718	$147,109
Construction payables and equipment purchase accruals at December 31, 2022 included $67.3 million related to the development of Durango.
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are typically a result of normal operating activities. The Company had no material contract assets at December 31, 2022 and 2021, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (6.64% and 2.50% at December 31, 2022 and 2021), net of unamortized discount and deferred issuance costs of $20.4 million and $24.9 million at December 31, 2022 and 2021, respectively	$1,452,926	$1,463,731
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (5.89% and 1.61% at December 31, 2022 and 2021, respectively), net of unamortized discount and deferred issuance costs of $1.1 million and $1.6 million at December 31, 2022 and 2021, respectively	161,898	170,819
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (5.89% at December 31, 2022)	149,500	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.5 million and $6.0 million at December 31, 2022 and 2021, respectively	494,499	494,015
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $5.6 million and $6.6 million at December 31, 2022 and 2021, respectively	685,126	684,170
Other long-term debt, weighted-average interest of 3.88% and 3.82% at December 31, 2022 and 2021, respectively, net of unamortized discount and deferred issuance costs of $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively	40,827	40,789
Total long-term debt	2,984,776	2,853,524
Current portion of long-term debt	(26,059)	(25,921)
Long-term debt, net	$2,958,717	$2,827,603
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
Station LLC is required to make quarterly principal payments of $3.8 million on the Term Loan B Facility and $2.4 million on the Term Loan A Facility on the last day of each quarter, unless otherwise reduced by prepayments. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment in 2023.
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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter. At December 31, 2022, these financial ratio covenants included an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 5.75 to 1.00 at December 31, 2022 to 5.25 to 1.00 at December 31,

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at December 31, 2022.
At December 31, 2022, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $852.2 million, which was net of $149.5 million in outstanding borrowings and $29.4 million in outstanding letters of credit and similar obligations.
Discontinuation of LIBOR
The interest rate per annum applicable to loans under the Credit Facility is, at the Company’s option, either LIBOR plus a margin or a base rate plus a margin. Certain U.S. dollar LIBOR rates and all non-U.S. dollar LIBOR rates were discontinued as of December 31, 2021. However, the discontinuation date of the most commonly used tenors for U.S. dollar LIBOR (overnight, and one, three, six and 12 months) has been extended to June 30, 2023. The LIBOR rates applicable to loans under the Credit Facility are included in the group of U.S. dollar rates that will be discontinued on June 30, 2023. The Credit Facility permits the administrative agent to approve a comparable successor base rate when LIBOR is discontinued, but there can be no assurances as to what the alternative base rate may be and whether such base rate will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. Management does not expect the transition away from LIBOR to have a material impact on its financial condition or results of operations.
4.625% Senior Notes
In November 2021, Station LLC issued $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2031, pursuant to an indenture dated as of November 26, 2021, among Station LLC, the guarantors party thereto and Computershare Trust Company, National Association, as Trustee. The net proceeds of the sale of the 4.625% Senior Notes were used, together with borrowings under the Revolving Credit Facility, to (i) make a distribution of approximately $344 million to holders of LLC Units, including the Company, (ii) pay the purchase price for shares of Class A common stock tendered in the equity tender offer described in Note 10, (iii) pay fees and costs associated with such transactions and (iv) for general corporate purposes. Interest on the 4.625% Senior Notes is paid every six months in arrears on June 1 and December 1, which commenced on June 1, 2022.
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
4.50% Senior Notes
In February 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% Senior Notes due 2028 pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. The net proceeds of the sale of the 4.50% Senior Notes were used (i) to repay a portion of the amounts outstanding under the Credit Facility, (ii) to pay fees and costs associated with the offering and (iii) for general

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
corporate purposes. Interest on the 4.50% Senior Notes is paid every six months in arrears on February 15 and August 15, commencing on August 15, 2020.
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
Principal Maturities
As of December 31, 2022, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2023	$26,059
2024	26,104
2025	346,116
2026	15,440
2027	1,412,068
Thereafter	1,191,800
3,017,587
Debt discounts and issuance costs	(32,811)
$2,984,776

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2022	2021
Aggregate fair value	$2,796	$2,887
Aggregate carrying amount	2,985	2,854
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
9.    Stockholders’ Equity
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
Red Rock is a holding company. Other than assets and liabilities related to income taxes and the tax receivable agreement, its only material assets are its equity interest in Station Holdco and its voting interest in Station LLC. Red Rock has no operations outside of its management of Station LLC. The Company intends to cause Station Holdco to make distributions in an amount sufficient to cover cash dividends declared, if any. If Station Holdco makes such distributions to Red Rock, the other holders of LLC Units will be entitled to receive proportionate distributions based on their percentage ownership of Station Holdco.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2022, the Company declared and paid quarterly cash dividends totaling $1.00 per share to Class A common stockholders. The Company paid no quarterly cash dividends to Class A common stockholders in 2021. On February 18, 2022, the Company announced that its board of directors had approved the reinstatement of the Company’s regular quarterly dividend, which had been discontinued since May 2020.
Special Dividends
In November 2022, the Company declared a special cash dividend of $1.00 per share of Class A common stock to holders of record as of November 30, 2022, which was paid on December 9, 2022. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit.
In November 2021, the Company declared a special cash dividend of $3.00 per share of Class A common stock to holders of record as of November 23, 2021, which was paid on December 22, 2021. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $3.00 per unit.
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
Equity Repurchase Program
The Company’s board of directors has approved an equity repurchase program authorizing the repurchase of shares of the Company’s Class A common stock. At December 31, 2021, the Company had an aggregate of $300 million of repurchase authority through December 31, 2022, of which $154.4 million remained available. In August 2022, the board of directors increased the aggregate repurchase authorization to $600 million and extended the authorization through June 30, 2024. As of December 31, 2022, the Company had repurchased an aggregate of 7.2 million shares of Class A common stock pursuant to the program, and the remaining amount authorized for repurchases was $312.9 million. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors.
During the year ended December 31, 2022, the Company repurchased 3.7 million shares of its Class A common stock pursuant to the program for an aggregate price of $141.5 million in open market transactions. During the year ended December 31, 2021, the Company repurchased 3.5 million shares of its Class A common stock pursuant to the program for an aggregate price of $142.8 million in open market transactions. The Class A shares were retired upon repurchase.
Equity Tender Offer
In December 2021, the Company purchased approximately 6.9 million shares of its issued and outstanding Class A common stock for an aggregate purchase price of $354.6 million and a price per share of $51.50 pursuant to a “modified Dutch Auction” tender offer, and the shares were retired upon repurchase. The Class A share repurchases made under the tender offer were not a part of the Company’s publicly-announced equity repurchase program.
Class B Common Stock
Voting Rights
The Continuing Owners of Station Holdco hold shares of Class B common stock in an amount equal to the number of LLC Units owned. Although Class B shares have no economic rights, they allow those owners of Station Holdco to exercise voting power at Red Rock, which is the sole managing member of Station Holdco.
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes and each other outstanding share of Class B common stock is entitled to one vote.
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
Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock or for cash, at the Company’s election. Accordingly, as members of Station Holdco entitled to ten votes per share exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Exchanges of LLC Units and shares of Class B common stock for shares of Class A common stock are based on an exchange ratio. The exchange ratio is a fraction, the numerator of which is the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which is the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to the applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock. At December 31, 2022, the exchange ratio was 0.934 shares of Class A common stock for each LLC Unit and share of Class B common stock. During the year ended December 31, 2021, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 shares of Class B common stock, together with an equal number of LLC Units, which the Company elected to settle for cash. No shares of Class B common stock were exchanged for Class A shares for the year ended December 31, 2022.
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

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Red Rock Resorts, Inc.	$205,457	$241,850	$(150,397)
Transfers from (to) noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	—	598	4,412
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	34,526	137,259	(3,918)
Net transfers from noncontrolling interests	34,526	137,857	494
Change from net income (loss) attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$239,983	$379,707	$(149,903)
10.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the compensation committee or other designated committee of the board of directors (the “Committee”). The Equity Incentive Plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. At December 31, 2022, a total of 23.7 million shares of Class A common stock were reserved for issuance under the plan, of which approximately 12.0 million shares were available to be issued.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2022	6,562,539	$25.67
Granted	1,176,803	47.07
Exercised (a)	(403,151)	23.27
Forfeited or expired	(135,325)	32.01
Antidilution adjustment (b)	163,291	n/m
Outstanding at December 31, 2022	7,364,157	$28.52	3.7	$91,817
Unvested instruments expected to vest	3,228,770	$32.98	5.1	$29,864
Exercisable at December 31, 2022	4,135,387	$25.04	2.6	$61,953
____________________________________________________________
n/m = not meaningful
(a)Includes 269,099 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in December 2022, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value	$21.17	$14.60	$—
Total intrinsic value of stock options exercised (amounts in thousands)	$8,682	$23,980	$498
The Company estimates the grant date fair value of stock option awards using the Black-Scholes model. The weighted- average assumptions used by the Company were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected stock price volatility	60.8%	59.1%	n/a
Expected term (in years)	5.0	5.0	n/a
Risk-free interest rate	2.1%	0.6%	n/a
Expected dividend yield	2.2%	—%	n/a
____________________________________________________________
n/a — No stock option awards were granted in 2020.
The Company uses the simplified method to estimate the expected term of stock option awards as it does not have sufficient historical exercise data on which to base its estimate. Beginning in 2021, the expected volatility assumption was estimated based on the Company’s historical stock price volatility for a period equal to the expected term of the award. For awards granted in years prior to 2021, the Company incorporated the historical volatility of comparable public companies into its estimate of expected volatility due to its lack of trading history for a sufficient period of time. The risk-free interest rate is based on the U.S. Treasury yield in effect at the date of grant for a period equal to the award’s expected term. The expected dividend yield is based on the Company’s current annualized dividend as of the grant date and its average daily stock price for the year preceding the option grant.
At December 31, 2022, unrecognized share-based compensation cost related to stock options was $29.8 million which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2022	392,386	$28.47
Granted	215,014	47.32
Vested	(154,236)	28.44
Forfeited	(4,013)	28.20
Nonvested at December 31, 2022	449,151	$37.51
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value per share	$47.32	$29.33	$27.22
Total fair value of shares vested (amounts in thousands)	$4,387	$2,430	$8,789
At December 31, 2022, unrecognized share-based compensation cost for restricted stock awards was $10.0 million which is expected to be recognized over a weighted-average period of 2.9 years.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating costs and expenses:
Casino	$163	$402	$321
Food and beverage	(8)	30	(68)
Room	83	44	12
Selling, general and administrative	17,277	12,252	10,621
Total share-based compensation expense	$17,515	$12,728	$10,886
11.    Write-downs and Other, Net
Write-downs and other, net include various charges and gains related to non-routine transactions, such as net gains or losses on asset disposals, demolition costs associated with the Company’s three permanently closed properties, development and preopening expenses, business innovation and technology enhancements, contract termination costs, severance and other.
For the year ended December 31, 2022, write-downs and other, net was a gain of $47.7 million, comprising net gains on capital asset transactions of $79.0 million (including land sales of $76.3 million), partially offset by preopening expense of $3.7 million for Durango, $9.3 million of demolition costs associated with the permanently closed properties, $9.2 million in business innovation development, $6.7 million in artist performance agreement termination costs associated with Palms, and other. For the year ended December 31, 2021, write-downs and other, net was a gain of $18.7 million, primarily representing gains on land sales. For the year ended December 31, 2020, write-downs and other, net was a loss of $36.5 million, which included net losses on asset disposals, including the write-off of assets due to the closure of the Company’s buffets; severance, including insurance benefits through September 2020 for employees who were terminated in connection with the Company’s workforce reduction in May 2020; and asset write-offs related to various technology projects.
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
Income Tax Expense (Benefit)
The components of income tax expense (benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$32,581	$4,874	$—
State and local	—	—	—
Total current income taxes	32,581	4,874	—
Deferred income taxes:
Federal	11,970	(74,161)	113,977
State and local	(21)	—	104
Total deferred income taxes	11,949	(74,161)	114,081
Total income tax expense (benefit)	$44,530	$(69,287)	$114,081

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Expected U.S. federal income taxes at statutory rate	$91,326	$59,964	$(12,697)
Income attributable to noncontrolling interests	(38,828)	(23,726)	5,071
Share-based compensation contribution	(3,451)	(5,679)	(909)
Change in valuation allowance	(3,077)	(99,997)	119,900
Other	(1,440)	151	2,716
Income tax expense (benefit)	$44,530	$(69,287)	$114,081
The Company’s effective tax rate was 10.2%, (24.3)% and (188.7)% for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, for which the Company generally does not record income taxes. Additionally, the effective tax rate is impacted by the change in valuation allowance at each reporting period, which is discussed in detail below.
The components of deferred tax assets are as follows (amounts in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards and other attributes	$22	$13,352
Investment in partnership	71,461	84,393
Payable pursuant to tax receivable agreement	6,004	5,703
Total gross deferred tax assets	77,487	103,448
Valuation allowance	(1,746)	(4,823)
Total deferred tax assets, net of valuation allowance	$75,741	$98,625
As a result of the Company’s IPO in 2016 and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 743 of the Internal Revenue Code. As applicable, the Company records deferred tax assets related to tax attributes including net operating losses, interest limitations and tax credits. As of December 31, 2022, the Company had no material net operating loss, interest or tax credit carryforwards.
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
Historically, the Company has recorded a valuation allowance on the portion of the deferred tax asset for its investment in Station Holdco that would not be realized unless the Company disposes of its investment in Station Holdco.
As of each reporting date, the Company considers new evidence that could impact the assessment of the future realizability of the Company’s deferred tax assets. At December 31, 2022 and 2021, the Company recorded a valuation allowance of $1.7 million and $4.8 million, respectively, against the Company’s deferred tax assets. As of December 31, 2021, the Company determined there was sufficient positive evidence to conclude that it was more likely than not deferred tax assets of $98.6 million were realizable. Accordingly, the Company recorded a net valuation release of $100.0 million in December 2021. The remaining valuation allowance of $4.8 million as of December 31, 2021 and the valuation allowance of $1.7 million at December 31, 2022 relate to the portion of the Company’s deferred tax asset on its investment in Station Holdco that is not expected to be realized.
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Company continues to monitor impacts of this legislation but anticipates any impacts to be insignificant.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Uncertain Tax Positions
The Company recorded $1.8 million of unrecognized tax benefits as of December 31, 2022. The Company does not currently record interest and penalties for unrecognized tax benefits, as any recognition would result in a reduction of its net operating loss or other tax attributes and would not result in the underpayment of tax. The Company will recognize interest and penalties related to income taxes, if any, within the provision for income taxes. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Internal Revenue Service (“IRS”) has concluded its examination of Red Rock for the 2016 tax year. Station Holdco has also concluded examination for the 2016 tax year and is currently under examination by the IRS for the 2017 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes. The results of the 2016 and 2017 agreed audit adjustments were reflected as a reduction in carryforward net operating losses during the year ended December 31, 2021. The IRS has also issued a Notice of Proposed Adjustment under the 2017 tax year examination. The Company is appealing this proposed adjustment relating to land lease expense in 2017.
There are no other ongoing income tax audits as of December 31, 2022. For federal income tax purposes, the years 2019, 2020, and 2021 are subject to examination, as the normal three-year statute of limitations would expire three years after the actual filing date of the returns.
The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$2,249	$1,237	$1,004
Tax positions related to current year additions	—	1,012	142
Additions for tax positions of prior years	—	—	91
Reductions for tax positions of prior years	(451)	—	—
Balance at end of year	$1,798	$2,249	$1,237
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
For the years ended December 31, 2021 and 2020, exchanges of LLC Units and Class B common shares for Class A common stock resulted in increases of $0.6 million and $2.3 million, respectively, in amounts payable under the TRA liability. For the year ended December 31, 2022 there were no exchanges of LLC Units and Class B common shares for Class A common stock. At December 31, 2022 and 2021, the Company’s liability under the TRA with respect to previously consummated transactions was $28.6 million and $27.2 million, respectively, which is due primarily to current and former executives of the Company or members of their respective family group. Of these amounts, $9.2 million is payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units and Class B common shares for Class A common stock would be in addition to these amounts and are expected to be substantial.
13.     Retirement Plan
The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions, which are regulated under Section 401(k) of the Internal Revenue Code, and may also make after-tax contributions. Effective January

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1, 2020, the plan was amended to include a discretionary employer contribution for all employees who meet certain eligibility requirements, including a maximum annual salary threshold. Employer matching and discretionary contribution expense was $9.0 million, $8.5 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, which included discretionary contributions of $5.6 million, $5.3 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
14.    Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net income or loss attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings or loss per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the years ended December 31, 2022 and 2021 represent outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the year ended December 31, 2020, the Company incurred a net loss. As a result, all potentially dilutive securities were excluded from the calculation of diluted loss per share for this period because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss), basic	$390,352	$354,830	$(174,543)
Less: net (income) loss attributable to noncontrolling interests, basic	(184,895)	(112,980)	24,146
Net income (loss) attributable to Red Rock, basic	205,457	241,850	(150,397)
Effect of dilutive securities	146,067	89,252	—
Net income (loss) attributable to Red Rock, diluted	$351,524	$331,102	$(150,397)

	Year Ended December 31,
	2022	2021	2020
Weighted-average shares of Class A common stock outstanding, basic	58,976	69,071	70,542
Effect of dilutive securities	45,687	47,381	—
Weighted-average shares of Class A common stock outstanding, diluted	104,663	116,452	70,542
The calculation of diluted earnings (loss) per share of Class A common stock excluded the following shares that could potentially dilute basic earnings (loss) per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2022	2021	2020
Shares issuable in exchange for Class B common stock and LLC Units	—	—	46,086
Shares issuable upon exercise of stock options	1,208	43	6,311
Shares issuable upon vesting of restricted stock	104	5	369
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$4,633	$5,159	$4,995
Short-term lease cost	1,018	917	1,895
Variable lease cost	21,317	24,153	17,400
Total lease expense	$26,968	$30,229	$24,290
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	December 31,
	2022	2021
Operating lease right-of-use assets	$30,800	$21,143

Operating lease liabilities:
Current portion	$4,800	$2,976
Noncurrent portion	29,662	21,880
Total operating lease liabilities	$34,462	$24,856

Weighted-average remaining lease term - operating leases (years)	17.7	23.5
Weighted-average discount rate - operating leases	5.20%	4.82%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,922	$4,602	$4,387
Right-of use assets obtained in exchange for new lease liabilities:
Operating leases	$13,002	$15,106	$1,336
Future minimum lease payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2022 are as follows (amounts in thousands):

Year Ending December 31,
2023	$5,789
2024	5,984
2025	5,664
2026	5,561
2027	5,233
Thereafter	45,219
Total future lease payments	73,450
Less imputed interest	(38,988)
Total operating lease liabilities	$34,462

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lessor
For the years ended December 31, 2022, 2021 and 2020, revenue from tenant leases was $20.6 million, $16.0 million and $13.1 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Operations.
At December 31, 2022, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 18 years. The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2022 (amounts in thousands):

Year Ending December 31,
2023	$8,622
2024	6,935
2025	4,538
2026	3,045
2027	1,548
Thereafter	4,747
$29,435
16.    Commitments and Contingencies
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenues
Las Vegas operations:
Casino	$1,126,058	$1,142,606	$764,255
Food and beverage	283,067	245,432	192,899
Room	164,502	143,916	87,035
Other (a)	76,558	69,577	49,716
Management fees	863	907	537
Las Vegas operations net revenues	1,651,048	1,602,438	1,094,442
Native American management:
Management fees	2,207	8,292	81,440
Reportable segment net revenues	1,653,255	1,610,730	1,175,882
Corporate and other (a)	10,531	7,169	6,563
Net revenues	$1,663,786	$1,617,899	$1,182,445

Net income (loss)	$390,352	$354,830	$(174,543)
Adjustments
Depreciation and amortization	128,368	157,791	231,391
Share-based compensation	17,515	12,728	10,886
Write-downs and other, net	(47,660)	(18,677)	36,522
Asset impairment	80,018	177,664	—
Interest expense, net	129,889	103,206	128,465
Loss (gain) on extinguishment/modification of debt, net	—	13,492	(240)
Change in fair value of derivative instruments	—	215	21,590
Provision (benefit) for income tax	44,530	(69,287)	114,081
Other	866	9,029	333
Adjusted EBITDA (b)	$743,878	$740,991	$368,485

Adjusted EBITDA (c)
Las Vegas operations	$812,849	$799,817	$346,736
Native American management	1,071	7,809	77,440
Reportable segment Adjusted EBITDA	813,920	807,626	424,176
Corporate and other	(70,042)	(66,635)	(55,691)
Adjusted EBITDA	$743,878	$740,991	$368,485

	December 31,
	2022	2021
Total assets
Las Vegas operations	$2,685,830	$2,513,201
Native American management	43,687	43,699
Corporate and other	616,233	583,433
	$3,345,750	$3,140,333
____________________________________________________________
(a)Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 15.
(b)Adjusted EBITDA includes net income (loss) plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, severance, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense, net, loss (gain) on extinguishment/modification of debt, net, change in fair value of derivative instruments, provision (benefit) for income tax and other, which includes losses from assets held for sale.
(c)In 2022, management changed its methodology for allocating corporate expenses to the Company’s reportable segments. Under the new methodology, only corporate costs that are primarily related to the Company’s operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the years ended December 31, 2021 and 2020, expenses of $13.9 million and $11.6 million, respectively, were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.
The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $328.6 million, $61.3 million and $58.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 of the Company and our report dated February 24, 2023 expressed an unmodified opinion thereon.

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
February 24, 2023

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
        Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
        Financial Statements:
    Consolidated Balance Sheets as of December 31, 2022 and 2021
    Consolidated Statements of Operations — Years ended December 31, 2022, 2021 and 2020
    Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2022, 2021 and 2020
    Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2022, 2021 and 2020
    Consolidated Statements of Cash Flows — Years ended December 31, 2022, 2021 and 2020
    Notes to Consolidated Financial Statements
    2.    Schedule II — Valuation and Qualifying Accounts
    We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	Balance at Beginning of Year	Additions (deductions)	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2022	$4,823	$(3,077)	$1,746
2021	160,470	(155,647)	4,823
2020	39,856	120,614	160,470

    3.    Exhibits

Exhibit Number	Exhibit Description
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
4.3Indenture dated as of February 7, 2020, among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 7, 2020.)
4.4Indenture dated as of November 26, 2021, among Station Casinos LLC, the guarantors party thereto and Computershare Trust Company, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 26, 2021.)
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
10.7Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.8Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Lorenzo J. Fertitta. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.9Employment Agreement, dated as of March 3, 2022, among Red Rock Resorts, Inc., Station Casinos LLC and Scott Kreeger. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 9, 2022.)†
10.10Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†

10.11Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.12Employment Agreement, dated as of February 19, 2019, among Red Rock Resorts, Inc., Station Casinos LLC and Robert A. Finch. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019.)†
10.13Incremental Joinder Agreement No. 6 and Sixth Amendment to Credit Agreement dated as of February 7, 2020, among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020.)
10.14Red Rock Resorts, Inc. Amended and Restated 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Company on June 14, 2019 (File No. 333-232108).)†
10.15Non-Qualified Stock Option Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
10.16Restricted Stock Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
14.1Red Rock Resorts, Inc. Code of Business Conduct and Ethics.
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

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 24, 2023		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 24, 2023
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2023
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 24, 2023
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 24, 2023
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 24, 2023
Robert E. Lewis