Form 10-Q
period 2023-03-31
Red Rock Resorts, Inc.
filed 2023-05-08
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Class A Common Stock, $0.01 par value	58,201,580
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,707	$117,289
Receivables, net	44,080	43,630
Inventories	13,423	13,199
Prepaid gaming tax	25,582	22,834
Prepaid expenses and other current assets	27,315	24,043
Total current assets	218,107	220,995
Property and equipment, net of accumulated depreciation of $1,199,533 and $1,168,984 at March 31, 2023 and December 31, 2022, respectively	2,363,613	2,195,017
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $18,610 and $18,215 at March 31, 2023 and December 31, 2022, respectively	83,990	84,385
Land held for development	451,125	449,017
Native American development costs	42,621	41,687
Deferred tax asset, net	76,453	75,741
Other assets, net	85,644	83,232
Total assets	$3,517,229	$3,345,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,399	$11,381
Accrued interest payable	12,327	14,460
Income tax payable	10,573	—
Other accrued liabilities	269,401	234,718
Current portion of payable pursuant to tax receivable agreement	995	6,631
Current portion of long-term debt	26,067	26,059
Total current liabilities	335,762	293,249
Long-term debt, less current portion	3,026,822	2,958,717
Other long-term liabilities	40,048	39,581
Payable pursuant to tax receivable agreement, less current portion	20,964	21,960
Total liabilities	3,423,596	3,313,507
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,218,882 and 58,012,937 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	582	580
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,166	—
Retained earnings	73,327	43,203
Total Red Rock Resorts, Inc. stockholders’ equity	75,076	43,784
Noncontrolling interest (deficit)	18,557	(11,541)
Total stockholders’ equity	93,633	32,243
Total liabilities and stockholders’ equity	$3,517,229	$3,345,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Casino	$288,240	$279,771
Food and beverage	78,147	65,699
Room	43,939	36,772
Other	23,073	19,181
Management fees	237	213
Net revenues	433,636	401,636
Operating costs and expenses:
Casino	71,711	68,866
Food and beverage	60,112	53,223
Room	13,607	12,482
Other	7,712	6,370
Selling, general and administrative	92,505	86,296
Depreciation and amortization	31,095	33,425
Write-downs and other, net	19,619	10,180
	296,361	270,842
Operating income	137,275	130,794
Earnings from joint ventures	899	844
Operating income and earnings from joint ventures	138,174	131,638
Other expense:
Interest expense, net	(42,456)	(26,674)
Income before income tax	95,718	104,964
Provision for income tax	(10,191)	(12,719)
Net income	85,527	92,245
Less: net income attributable to noncontrolling interests	40,851	43,899
Net income attributable to Red Rock Resorts, Inc.	$44,676	$48,346

Earnings per common share (Note 9):
Earnings per share of Class A common stock, basic	$0.77	$0.79
Earnings per share of Class A common stock, diluted	$0.75	$0.77
Weighted-average common shares outstanding:
Basic	57,653	61,005
Diluted	103,190	107,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	44,676	40,851	85,527
Share-based compensation	—	—	—	—	5,384	—	—	5,384
Distributions	—	—	—	—	—	—	(11,496)	(11,496)
Dividends	—	—	—	—	—	(14,552)	—	(14,552)
Stock option exercises and issuance of restricted stock, net	235	2	—	—	(2)	—	—	—
Withholding tax on share-based compensation	(29)	—	—	—	(3,473)	—	—	(3,473)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(743)	—	743	—
Balances, March 31, 2023	58,219	$582	45,986	$1	$1,166	$73,327	$18,557	$93,633

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	48,346	43,899	92,245
Share-based compensation	—	—	—	—	3,542	—	—	3,542
Distributions	—	—	—	—	—	—	(21,798)	(21,798)
Dividends	—	—	—	—	—	(15,255)	—	(15,255)
Stock option exercises and issuance of restricted stock, net	270	3	—	—	(3)	—	—	—
Withholding tax on share-based compensation	(40)	—	—	—	(3,156)	—	—	(3,156)
Repurchases of Class A common stock	(185)	(2)	—	—	(8,826)	—	—	(8,828)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	3,667	—	(3,667)	—
Balances, March 31, 2022	61,472	$615	45,986	$1	$50,252	$36,942	$8,973	$96,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$85,527	$92,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,095	33,425
Write-downs and other, net	405	168
Amortization of debt discount and debt issuance costs	2,367	2,425
Share-based compensation	5,296	3,505
Deferred income tax	(712)	6,114
Changes in assets and liabilities:
Receivables, net	(450)	1,867
Inventories and prepaid expenses	(5,493)	(1,900)
Accounts payable	5,443	766
Accrued interest payable	(2,133)	(2,051)
Income tax payable	10,903	4,100
Other accrued liabilities	8,520	16,568
Other, net	(246)	233
Net cash provided by operating activities	140,522	157,465
Cash flows from investing activities:
Capital expenditures, net of related payables	(175,499)	(38,945)
Acquisition of land held for development	(2,108)	—
Native American development costs	(1,353)	(1,200)
Other, net	(1,011)	14
Net cash used in investing activities	(179,971)	(40,131)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	73,000	—
Payments under credit agreements with original maturity dates greater than three months	(6,195)	(6,195)
Distributions to noncontrolling interests	(11,496)	(21,798)
Repurchases of Class A common stock	—	(8,828)
Withholding tax on share-based compensation	(3,473)	(3,156)
Dividends paid	(15,043)	(15,789)
Payments on tax receivable agreement liability	(6,632)	—
Other, net	(294)	(283)
Net cash provided by (used in) financing activities	29,867	(56,049)
(Decrease) increase in cash, cash equivalents and restricted cash	(9,582)	61,285
Balance, beginning of period	117,289	307,255
Balance, end of period	$107,707	$368,540
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$107,707	$336,566
Restricted cash	—	31,974
Balance, end of period	$107,707	$368,540
Supplemental cash flow disclosures:
Cash paid for interest, net of $4,643 and $417 capitalized, respectively	$42,255	$26,301
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$110,771	$23,804
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2023, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
In June 2022, the Company permanently closed its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, the Company permanently closed Wild Wild West in September 2022.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022.

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
The ownership of the LLC Units is summarized as follows:

	March 31, 2023		December 31, 2022
	Units	Ownership %	Units	Ownership %
Red Rock	62,334,414	57.5%	62,113,911	57.5%
Noncontrolling interest holders	45,985,804	42.5%	45,985,804	42.5%
Total	108,320,218	100.0%	108,099,715	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the three months ended March 31, 2022, rebalancing was primarily due to repurchases of Class A common stock.
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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at March 31, 2023 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of March 31, 2023, each of these critical milestones has substantially been resolved, except for approval of the Management Agreement by the Chair of the NIGC.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at March 31, 2023 of each of the critical milestones necessary to complete the North Fork Project.

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In addition to the critical milestones, there is a remaining unresolved legal matter related to the North Fork Project.
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through March 31, 2023, the Company has paid approximately $57.7 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2023, the carrying amount of the advances was $42.6 million.
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
The Company expects that, upon termination or expiration of the proposed development agreement, the Mono will continue to be obligated to repay any unpaid principal and interest on the advances from the Company. Amounts due to the Company under the Development Agreement and Management Agreement are secured by, and amounts due to the Company under the proposed management agreement are intended to be secured by, substantially all of the assets of the North Fork Project except the North Fork Site. In addition, the Development Agreement contains, and the proposed development and management agreements are anticipated to contain, waivers of the Mono’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at March 31, 2023. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Contract and customer-related liabilities:
Rewards Program liability	$11,513	$11,620
Advance deposits and future wagers	18,384	18,346
Unpaid wagers, outstanding chips and other customer-related liabilities	18,752	20,508
Other accrued liabilities:
Accrued payroll and related	31,807	36,607
Accrued gaming and related	29,590	22,513
Construction payables and equipment purchase accruals	121,050	94,291
Operating lease liabilities, current portion	5,505	4,800
Other	32,800	26,033
	$269,401	$234,718
Construction payables and equipment purchase accruals at March 31, 2023 and December 31, 2022 included $80.3 million and $67.3 million, respectively, related to the development of Durango.
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2023	December 31, 2022
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (7.10% and 6.64% at March 31, 2023 and December 31, 2022, respectively), net of unamortized discount and deferred issuance costs of $19.3 million and $20.4 million at March 31, 2023 and December 31, 2022, respectively	$1,450,176	$1,452,926
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (6.35% and 5.89% at March 31, 2023 and December 31, 2022, respectively), net of unamortized discount and deferred issuance costs of $0.9 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively	159,661	161,898
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (6.35% and 5.89% at March 31, 2023 and December 31, 2022, respectively)	222,500	149,500
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.4 million and $5.5 million at March 31, 2023 and December 31, 2022, respectively	494,623	494,499
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $5.4 million and $5.6 million at March 31, 2023 and December 31, 2022, respectively	685,373	685,126
Other long-term debt, weighted-average interest of 3.88% at March 31, 2023 and December 31, 2022, net of unamortized discount and deferred issuance costs of $0.2 million at March 31, 2023 and December 31, 2022	40,556	40,827
Total long-term debt	3,052,889	2,984,776
Current portion of long-term debt	(26,067)	(26,059)
Total long-term debt, net	$3,026,822	$2,958,717
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%. The Term Loan A Facility and Revolving Credit Facility

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
bear interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 5.75 to 1.00 at March 31, 2023 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at March 31, 2023.
Revolving Credit Facility
At March 31, 2023, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $775.0 million, which was net of $222.5 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Discontinuation of LIBOR
The interest rate per annum applicable to loans under the Credit Facility is, at the Company’s option, either LIBOR plus a margin or a base rate plus a margin. Certain U.S. dollar LIBOR rates and all non-U.S. dollar LIBOR rates were discontinued as of December 31, 2021. However, the discontinuation date of the most commonly used tenors for U.S. dollar LIBOR (overnight, and one, three, six and 12 months) has been extended to June 30, 2023. The LIBOR rates applicable to loans under the Credit Facility are included in the group of U.S. dollar rates that will be discontinued on June 30, 2023. The Credit Facility permits the administrative agent to approve a comparable successor base rate when LIBOR is discontinued, which is expected to be the Secured Overnight Financing Rate (“SOFR”), but there can be no assurances as to whether the transition to SOFR will be more or less favorable than LIBOR or any other unforeseen impacts of the potential discontinuation of LIBOR. Management does not expect the transition away from LIBOR to have a material impact on the Company’s financial condition or results of operations.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2023	December 31, 2022
Aggregate fair value	$2,910	$2,796
Aggregate carrying amount	3,053	2,985
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

	Three Months Ended March 31,
	2023	2022
Net income attributable to Red Rock Resorts, Inc.	$44,676	$48,346
Transfers from (to) noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(743)	3,667
Net transfers (to) from noncontrolling interests	(743)	3,667
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from noncontrolling interests	$43,933	$52,013

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Dividends
During each of the three-month periods ended March 31, 2023 and 2022, the Company declared and paid cash dividends of $0.25 per share of Class A common stock. On May 4, 2023, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of June 15, 2023 to be paid on June 30, 2023. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Equity Repurchase Program
The Company’s board of directors has authorized $600 million for repurchases of Class A common stock under the Company’s equity repurchase program through June 30, 2024. The Company made no repurchases during the three months ended March 31, 2023. At March 31, 2023, the remaining amount authorized for repurchases under the program was $312.9 million. During the three months ended March 31, 2022 the Company repurchased 184,793 shares of its Class A common stock for an aggregate purchase price of $8.8 million, and a weighted average price per share of $47.77 in open market transactions.
7.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.7 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 10.9 million shares were available for issuance at March 31, 2023.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2023	449,151	$37.51	7,364,157	$28.52
Activity during the period:
Granted	127,907	47.07	1,183,647	47.07
Vested/exercised (a)	(117,215)	29.48	(331,171)	24.83
Outstanding at March 31, 2023	459,843	$42.21	8,216,633	$31.34
_______________________________________________________________
(a)Stock options exercised included 224,299 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $5.3 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unrecognized share-based compensation cost was $66.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate and makes necessary cumulative adjustments to the total tax provision or benefit.
The Company’s effective tax rate for the three months ended March 31, 2023 was 10.7%, as compared to 12.1% for the three months ended March 31, 2022. The Company’s effective tax rate for the three months ended March 31, 2023 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests.

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
At March 31, 2023 and December 31, 2022, the Company’s liability under the TRA was $22.0 million and $28.6 million, respectively, of which $6.0 million and $9.2 million, respectively, was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. No LLC Units were exchanged during the three months ended March 31, 2023 or 2022. During the three months ended March 31, 2023 the Company made payments on the TRA liability of $6.6 million and expects to pay $1.0 million of the TRA liability within the next twelve months.
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
9.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$85,527	$92,245
Less: net income attributable to noncontrolling interests	(40,851)	(43,899)
Net income attributable to Red Rock, basic	44,676	48,346
Effect of dilutive securities	32,272	34,680
Net income attributable to Red Rock, diluted	$76,948	$83,026

	Three Months Ended March 31,
	2023	2022
Weighted average shares of Class A common stock outstanding, basic	57,653	61,005
Effect of dilutive securities	45,537	46,696
Weighted average shares of Class A common stock outstanding, diluted	103,190	107,701

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at March 31, 2023 and 2022, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	2,392	1,164
Unvested restricted shares of Class A common stock	220	25
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

	Three Months Ended March 31,
	2023	2022
Net revenues
Las Vegas operations:
Casino	$288,240	$279,771
Food and beverage	78,147	65,699
Room	43,939	36,772
Other (a)	19,486	17,275
Management fees	237	213
Las Vegas operations net revenues	430,049	399,730
Native American management:
Management fees	—	—
Reportable segment net revenues	430,049	399,730
Corporate and other	3,587	1,906
Net revenues	$433,636	$401,636

Net income	$85,527	$92,245
Adjustments
Depreciation and amortization	31,095	33,425
Share-based compensation	5,296	3,505
Write-downs and other, net	19,619	10,180
Interest expense, net	42,456	26,674
Provision for income tax	10,191	12,719
Adjusted EBITDA (b)	$194,184	$178,748

Adjusted EBITDA (c)
Las Vegas operations	$214,089	$198,230
Native American management	—	(2,196)
Reportable segment Adjusted EBITDA	214,089	196,034
Corporate and other	(19,905)	(17,286)
Adjusted EBITDA	$194,184	$178,748
_______________________________________________________________
(a)Includes tenant lease revenue of $5.8 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, development, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), interest expense, net and provision for income tax.
(c)In the third quarter of 2022, management changed its methodology for allocating corporate expenses to the Company’s reportable segments. Under the new methodology, only corporate costs that are primarily related to the Company’s operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the three months ended March 31, 2022, expenses of $3.6 million were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of the Financial Condition and Results of Operations (the “MD&A”) of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is intended to help the reader understand the Company’s financial condition and result of operations. The MD&A is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In the first quarter of 2022, we commenced construction of Durango on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. Durango is expected to open in the fourth quarter of 2023 and we currently expect to spend $780 million for the project. In June 2022, we permanently closed our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, we permanently closed Wild Wild West in September 2022.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2023, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In March 2023, the unemployment rate in the Las Vegas metropolitan area was 5.7% as compared to 5.0% in March 2022. Statewide, the unemployment rate for March 2023 was 5.5% as compared to 5.0% in March 2022. In March 2023, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $425,000, down 7.6% from $460,000 in March 2022. In light of uncertainty in the economic outlook stemming from rising inflation, higher interest rates and increased energy costs, we cannot predict whether the increase in unemployment or the downward trend in housing prices in the Las Vegas area will continue.
Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends that continued in the first quarter of 2023, including consistent visitation from our guests and strong spend per visit. These trends, in combination with our operational discipline and our focus on our core customers, as well as regional and out of town guests, continue to drive consistent operating results in 2023. Our business continues to experience the impacts of inflation, increased energy costs and rising interest rates. We cannot predict whether the impacts of macroeconomic conditions on the United States and Las Vegas economies may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2023	2022
Net revenues	$433,636	$401,636	8.0%
Operating income	137,275	130,794	5.0%

Casino revenues	288,240	279,771	3.0%
Casino expenses	71,711	68,866	4.1%
Margin	75.1%	75.4%

Food and beverage revenues	78,147	65,699	18.9%
Food and beverage expenses	60,112	53,223	12.9%
Margin	23.1%	19.0%

Room revenues	43,939	36,772	19.5%
Room expenses	13,607	12,482	9.0%
Margin	69.0%	66.1%

Other revenues	23,073	19,181	20.3%
Other expenses	7,712	6,370	21.1%

Selling, general and administrative expenses	92,505	86,296	7.2%
Percent of net revenues	21.3%	21.5%

Depreciation and amortization	31,095	33,425	(7.0)%
Write-downs and other, net	19,619	10,180	n/m
Interest expense, net	42,456	26,674	59.2%
Net income attributable to noncontrolling interests	40,851	43,899	(6.9)%
Provision for income tax	10,191	12,719	(19.9)%
Net income attributable to Red Rock	44,676	48,346	(7.6)%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Las Vegas operations are discussed in the remaining sections below. There was no Native American management activity.
Net Revenues. Net revenues for the three months ended March 31, 2023 were $433.6 million as compared to $401.6 million for the prior year period. Net revenues were higher across all revenue categories.
Operating Income. For the three months ended March 31, 2023, our operating income was $137.3 million compared to $130.8 million for the prior year period. Additional information about factors impacting our operating income is included below.

Casino. Casino revenue increased by 3.0% and casino expense increased by 4.1% for the three months ended March 31, 2023 as compared to the prior year period. For the three months ended March 31, 2023 we experienced an increase in revenue across all areas of our casino operations. Slot revenue increased 2.1%, table games revenue increased 5.1% and race and sports revenue increased 24.9%, while slot handle and table games drop increased slightly and race and sports write decreased as compared to the prior year period. The increase in casino expense for the three months ended March 31, 2023 was commensurate with the increased casino volume and included higher gaming taxes and employee-related costs.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three months ended March 31, 2023, food and beverage revenue increased by 18.9% and food and beverage expense increased by 12.9%, as compared to the prior year period, primarily due to an increase in catering and group business. For the three months ended March 31, 2023, the average guest check at our restaurants increased by 7.9% while the number of restaurant guests served decreased by 2.1% as compared to the prior year period. The increase in food and beverage expense for three months ended March 31, 2023 was commensurate with the increased food and beverage revenue and included higher employee-related costs and costs of sales.
Room.  For the three months ended March 31, 2023, room revenue increased by 19.5%, and room expense increased by 9.0%, as compared to the prior year period.
Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2023	2022
Occupancy	87.0%	77.0%
Average daily rate	$198.38	$167.97
Revenue per available room	$172.45	$129.29
For the three months ended March 31, 2023, our ADR increased by 18.1%, our revenue per available room improved by 33.4% and our occupancy rate increased by 10.0 percentage points as compared to the prior year period due to improved demand.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three months ended March 31, 2023, other revenues increased by 20.3% primarily driven by spa, bowling and leased outlets. Other expenses increased by 21.1% as compared to the prior year period, primarily due to higher employee-related costs.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2023, SG&A expenses increased by 7.2% as compared to the prior year period. As a percentage of net revenue, SG&A expenses for the three months ended March 31, 2023 were effectively flat as compared to the prior year period as we continued to focus on operational efficiencies and cost control.
Depreciation and Amortization.  For the three months ended March 31, 2023, depreciation and amortization expense decreased by 7.0% as compared to the prior year period as we ceased recognizing depreciation expense for the closed properties, Texas Station, Fiesta Rancho and Fiesta Henderson in June 2022 and Wild Wild West in September 2022.
Write-downs and Other, net. Write-downs and other, net includes gains and losses on asset disposals, demolition and other costs associated with our closed properties, development expenses, preopening expenses, business innovation and technology enhancements, contract termination costs and non-routine items. For the three months ended March 31, 2023, write-downs and other, net were $19.6 million, primarily comprising development and preopening expenses, demolition costs associated with the closed properties and business innovation development expenses. For the three months ended March 31, 2022, write-downs and other, net totaled $10.2 million, which included $6.7 million in artist performance agreement termination costs associated with Palms Casino Resort, which was sold in December 2021.
Interest Expense, net.  Interest expense, net increased to $42.5 million for the three months ended March 31, 2023 as compared to $26.7 million for the prior year period. The increase in interest expense was primarily due to higher variable interest rates applicable to our credit facility for the current year period. We expect that the interest rates on our credit facility may continue to increase in response to macroeconomic conditions. Additional information about long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.

Provision for Income Tax. For the three months ended March 31, 2023, we recognized a provision for income tax of $10.2 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 10.7% for the three months ended March 31, 2023, was less than the statutory rate. We recognized income tax expense of $12.7 million for the three months ended March 31, 2022.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2023 and 2022 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2023 and 2022 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2023	2022
Net revenues
Las Vegas operations	$430,049	$399,730
Native American management	—	—
Reportable segment net revenues	430,049	399,730
Corporate and other	3,587	1,906
Net revenues	$433,636	$401,636

Net income	$85,527	$92,245
Adjustments
Depreciation and amortization	31,095	33,425
Share-based compensation	5,296	3,505
Write-downs and other, net	19,619	10,180
Interest expense, net	42,456	26,674
Provision for income tax	10,191	12,719
Adjusted EBITDA	$194,184	$178,748

Adjusted EBITDA
Las Vegas operations	$214,089	$198,230
Native American management	—	(2,196)
Corporate and other	(19,905)	(17,286)
Adjusted EBITDA	$194,184	$178,748

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, development, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), interest expense, net and provision for income tax.
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
In the third quarter of 2022, we changed our methodology for allocating corporate expenses to our reportable segments. Under the new methodology, only corporate costs that are primarily related to our operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the three months ended March 31, 2022, expenses of $3.6 million, were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.
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
At March 31, 2023, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $9.2 million and $76.5 million of deferred tax assets, net, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.0 million liability under the TRA, of which $1.0 million is expected to be paid in the next twelve months, income tax payable of $10.6 million, and $3.0 million of other liabilities. At December 31, 2022, the Holding Company had cash of $15.3 million, $75.7 million of deferred tax assets, net, $0.3 million of prepaid expenses, a $28.6 million liability under the TRA, of which $6.6 million was current, $1.7 million of other current liabilities and $1.8 million of other long-term liabilities.
For the three months ended March 31, 2023 and 2022, the Holding Company recognized net losses of $10.2 million and $12.7 million, respectively, primarily representing provision for income taxes.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.
At March 31, 2023, we had $107.7 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At March 31, 2023, Station LLC’s borrowing availability under the revolving credit facility was $775.0 million, which was net of $222.5 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for the remainder of 2023 include (i) approximately $495 million to $565 million for capital expenditures, including the development of Durango, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $19.6 million and $141.7 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.6 million to be paid in June 2023, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in June 2023 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. We made no repurchases of Class A common stock during the three months ended March 31, 2023. At March 31, 2023, we had $312.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$140,522	$157,465
Investing activities	(179,971)	(40,131)
Financing activities	29,867	(56,049)
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
For the three months ended March 31, 2023, net cash provided by operating activities was $140.5 million as compared to $157.5 million for the prior year period. Cash flows from operating activities for the three months ended March 31, 2023 and 2022 included $42.3 million and $26.3 million in interest payments, respectively. There was no cash paid for income taxes for the three months ended March 31, 2023 and 2022. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the three months ended March 31, 2023 and 2022, cash paid for capital expenditures totaled $175.5 million and $38.9 million, respectively. Capital expenditures for the current year were primarily related to the Durango project.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, we paid $15.0 million in dividends to Class A common stockholders and $11.5 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $3.5 million related to tax withholding on share-based compensation. In addition, we borrowed $73.0 million under the Revolving Credit Facility.

During the three months ended March 31, 2022, we paid $15.8 million in dividends to Class A common stockholders and $21.8 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $8.8 million to repurchase 184,793 shares of our Class A common stock pursuant to our equity repurchase program and $3.2 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the three months ended March 31, 2023, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that as of March 31, 2023, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to provide liquidity if changes in the economy, discretionary spending, consumer confidence or other external factors negatively affect our business. In addition, such covenants and restrictions may limit our ability to compete effectively or to take advantage of new business opportunities. Further, our ability to comply with covenants and restrictions contained in the agreements governing our indebtedness may be adversely affected by general economic conditions and industry conditions.
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
Off-Balance Sheet Arrangements
At March 31, 2023, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At March 31, 2023, we had outstanding letters of credit and similar obligations totaling $33.5 million.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2023.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Potential factors which could affect our financial condition, results of operations and business include, without limitation, the impact of rising inflation, higher interest rates, increased energy costs and pandemics on consumer demand and our business and results of operations, financial results and liquidity; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, pandemics, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our Class A share purchases for the three months ended March 31, 2023. All of our Class A share repurchases during the periods related to shares withheld in satisfaction of tax withholding obligations on vested restricted stock. The Class A shares were retired upon repurchase.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
January 31, 2023	—	$—	—	$312,891,984
February 28, 2023	28,834	46.93	—	312,891,984
March 31, 2023	—	—	—	312,891,984
Totals	28,834	46.93	—
_______________________________________________________________
(1)    Excludes commissions.
(2)    Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. The remaining amount authorized for repurchases under the program was $312.9 million at March 31, 2023.
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

RED ROCK RESORTS, INC., Registrant

Date:	May 8, 2023	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)