Form 10-Q
period 2023-06-30
Red Rock Resorts, Inc.
filed 2023-08-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Class A Common Stock, $0.01 par value	58,390,843
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,949	$117,289
Receivables, net	41,738	43,630
Inventories	13,998	13,199
Prepaid gaming tax	25,554	22,834
Prepaid expenses and other current assets	27,681	24,043
Total current assets	209,920	220,995
Property and equipment, net of accumulated depreciation of $1,227,615 and $1,168,984 at June 30, 2023 and December 31, 2022, respectively	2,533,755	2,195,017
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $19,005 and $18,215 at June 30, 2023 and December 31, 2022, respectively	83,595	84,385
Land held for development	451,125	449,017
Native American development costs	43,859	41,687
Deferred tax asset, net	76,891	75,741
Other assets, net	92,765	83,232
Total assets	$3,687,586	$3,345,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,481	$11,381
Accrued interest payable	14,305	14,460
Income tax payable	4,587	—
Other accrued liabilities	262,079	234,718
Current portion of payable pursuant to tax receivable agreement	995	6,631
Current portion of long-term debt	26,079	26,059
Total current liabilities	319,526	293,249
Long-term debt, less current portion	3,183,891	2,958,717
Other long-term liabilities	42,498	39,581
Payable pursuant to tax receivable agreement, less current portion	20,964	21,960
Total liabilities	3,566,879	3,313,507
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,390,843 and 58,012,937 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	584	580
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,104	—
Retained earnings	98,298	43,203
Total Red Rock Resorts, Inc. stockholders’ equity	99,987	43,784
Noncontrolling interest (deficit)	20,720	(11,541)
Total stockholders’ equity	120,707	32,243
Total liabilities and stockholders’ equity	$3,687,586	$3,345,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Casino	$269,507	$280,636	$557,747	$560,407
Food and beverage	77,623	73,756	155,770	139,455
Room	44,892	44,283	88,831	81,055
Other	24,108	23,566	47,418	42,960
Net revenues	416,130	422,241	849,766	823,877
Operating costs and expenses:
Casino	69,583	69,746	141,294	138,612
Food and beverage	60,883	57,839	120,995	111,062
Room	13,473	13,293	27,080	25,775
Other	8,994	8,792	16,706	15,162
Selling, general and administrative	93,480	90,193	185,985	176,489
Depreciation and amortization	32,738	33,097	63,833	66,522
Write-downs and other, net	10,066	2,045	29,685	12,225
Asset impairment	—	78,992	—	78,992
	289,217	353,997	585,578	624,839
Operating income	126,913	68,244	264,188	199,038
Earnings from joint ventures	754	1,012	1,653	1,856
Operating income and earnings from joint ventures	127,667	69,256	265,841	200,894
Other expense:
Interest expense, net	(44,340)	(28,748)	(86,796)	(55,422)
Income before income tax	83,327	40,508	179,045	145,472
Provision for income tax	(8,417)	(8,070)	(18,608)	(20,789)
Net income	74,910	32,438	160,437	124,683
Less: net income attributable to noncontrolling interests	35,397	16,690	76,248	60,589
Net income attributable to Red Rock Resorts, Inc.	$39,513	$15,748	$84,189	$64,094

Earnings per common share (Note 10):
Earnings per share of Class A common stock, basic	$0.68	$0.26	$1.46	$1.06
Earnings per share of Class A common stock, diluted	$0.65	$0.26	$1.40	$1.04
Weighted-average common shares outstanding:
Basic	57,828	59,514	57,741	60,255
Diluted	103,329	61,568	103,260	62,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2023	58,219	$582	45,986	$1	$1,166	$73,327	$18,557	$93,633
Net income	—	—	—	—	—	39,513	35,397	74,910
Share-based compensation	—	—	—	—	4,933	—	—	4,933
Distributions	—	—	—	—	—	—	(32,807)	(32,807)
Dividends	—	—	—	—	—	(14,542)	—	(14,542)
Stock option exercises and issuance of restricted stock, net	172	2	—	—	(2)	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(5,420)	—	—	(5,420)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	427	—	(427)	—
Balances, June 30, 2023	58,391	$584	45,986	$1	$1,104	$98,298	$20,720	$120,707

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity (deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2022	61,472	$615	45,986	$1	$50,252	$36,942	$8,973	$96,783
Net income	—	—	—	—	—	15,748	16,690	32,438
Share-based compensation	—	—	—	—	4,701	—	—	4,701
Distributions	—	—	—	—	—	—	(33,133)	(33,133)
Dividends	—	—	—	—	—	(14,671)	—	(14,671)
Stock option exercises and issuance of restricted stock, net	12	(1)	—	—	1,211	—	—	1,210
Withholding tax on share-based compensation	(1)	—	—	—	(1,398)	—	—	(1,398)
Repurchases of Class A common stock	(3,038)	(30)	—	—	(88,774)	(24,875)	—	(113,679)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	34,008	—	(34,008)	—
Balances, June 30, 2022	58,445	$584	45,986	$1	$—	$13,144	$(41,478)	$(27,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	84,189	76,248	160,437
Share-based compensation	—	—	—	—	10,317	—	—	10,317
Distributions	—	—	—	—	—	—	(44,303)	(44,303)
Dividends	—	—	—	—	—	(29,094)	—	(29,094)
Stock option exercises and issuance of restricted stock, net	407	4	—	—	(4)	—	—	—
Withholding tax on share-based compensation	(29)	—	—	—	(8,893)	—	—	(8,893)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(316)	—	316	—
Balances, June 30, 2023	58,391	$584	45,986	$1	$1,104	$98,298	$20,720	$120,707

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity (deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	64,094	60,589	124,683
Share-based compensation	—	—	—	—	8,243	—	—	8,243
Distributions	—	—	—	—	—	—	(54,931)	(54,931)
Dividends	—	—	—	—	—	(29,926)	—	(29,926)
Stock option exercises and issuance of restricted stock, net	281	2	—	—	(2)	—	—	—
Withholding tax on share-based compensation	(41)	—	—	—	(3,344)	—	—	(3,344)
Repurchases of Class A common stock	(3,222)	(32)	—	—	(97,600)	(24,875)	—	(122,507)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	37,675	—	(37,675)	—
Balances, June 30, 2022	58,445	$584	45,986	$1	$—	$13,144	$(41,478)	$(27,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$160,437	$124,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,833	66,522
Write-downs and other, net	(1,138)	205
Asset impairment	—	78,992
Amortization of debt discount and debt issuance costs	4,752	4,841
Share-based compensation	10,125	8,137
Deferred income tax	(1,150)	10,275
Changes in assets and liabilities:
Receivables, net	1,892	5,076
Inventories and prepaid expenses	(7,764)	(21,090)
Accounts payable	572	1,327
Accrued interest payable	(155)	(332)
Income tax payable	4,914	—
Other accrued liabilities	(2,265)	(1,363)
Other, net	1,128	387
Net cash provided by operating activities	235,181	277,660
Cash flows from investing activities:
Capital expenditures, net of related payables	(377,104)	(101,371)
Acquisition of land held for development	(2,108)	—
Native American development costs	(2,678)	(2,997)
Other, net	(2,244)	(246)
Net cash used in investing activities	(384,134)	(104,614)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	270,000	—
Payments under credit agreements with original maturity dates greater than three months	(47,390)	(12,390)
Distributions to noncontrolling interests	(44,303)	(54,931)
Repurchases of Class A common stock	—	(122,507)
Withholding tax on share-based compensation	(8,893)	(3,344)
Dividends paid	(29,532)	(30,286)
Payments on tax receivable agreement liability	(6,632)	—
Other, net	(637)	(575)
Net cash provided by (used in) financing activities	132,613	(224,033)
Decrease in cash and cash equivalents	(16,340)	(50,987)
Balance, beginning of period	117,289	307,255
Balance, end of period	$100,949	$256,268
Supplemental cash flow disclosures:
Cash paid for interest, net of $11,867 and $1,163 capitalized, respectively	$82,330	$50,926
Cash paid for income taxes	$14,800	$17,755
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$114,540	$33,454
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2023, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recently Adopted Accounting Standards
In March 2020 and December 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. The ASUs were intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from London Interbank Offered Rate (“LIBOR”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2022-06 extended the sunset date of Topic 848 to December 31, 2024 from December 31, 2022. The interest rates associated with the Company’s previous borrowings under its Credit Facility (as defined in Note 6) were tied to LIBOR. The Company adopted ASU 2020-04 upon the amendment of its Credit Facility on June 6, 2023, and effective July 1, 2023, the LIBOR rate will be replaced with the Term Secured Overnight Financing Rate (“Term SOFR”) (see Note 6). The Company elected to apply the optional expedient for contract modifications to the Credit Facility amendment and accordingly, will treat the interest rate replacement as a non-substantial modification. The adoption of ASU 2020-04 did not have a material impact on the Company’s financial condition or results of operations.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco. The interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements.
The ownership of the LLC Units is summarized as follows:

	June 30, 2023		December 31, 2022
	Units	Ownership %	Units	Ownership %
Red Rock	62,518,531	57.6%	62,113,911	57.5%
Noncontrolling interest holders	45,985,804	42.4%	45,985,804	42.5%
Total	108,504,335	100.0%	108,099,715	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the six months ended June 30, 2022, rebalancing was primarily due to repurchases of Class A common stock.
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
The Company’s decision in June 2022 to permanently close three of its properties as described in Note 1 was an indicator of impairment. As a result, the Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities to be demolished. The recoverability of the carrying amounts of the remaining assets, primarily land, was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. There was no goodwill associated with the properties.
There were no asset impairment charges during the three and six months ended June 30, 2023.

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at June 30, 2023 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of June 30, 2023, each of these critical milestones has substantially been resolved, except for approval of the Management Agreement by the Chair of the NIGC.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at June 30, 2023 of each of the critical milestones necessary to complete the North Fork Project.

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. As a result, the Mono will answer the first amended complaint.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through June 30, 2023, the Company has paid approximately $59.0 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2023, the carrying amount of the advances was $43.9 million.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at June 30, 2023. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Contract and customer-related liabilities:
Rewards Program liability	$11,427	$11,620
Advance deposits and future wagers	13,960	18,346
Unpaid wagers, outstanding chips and other customer-related liabilities	19,772	20,508
Other accrued liabilities:
Accrued payroll and related	31,421	36,607
Accrued gaming and related	22,440	22,513
Construction payables and equipment purchase accruals	124,819	94,291
Operating lease liabilities, current portion	5,777	4,800
Other	32,463	26,033
	$262,079	$234,718
Construction payables and equipment purchase accruals at June 30, 2023 and December 31, 2022 included $108.8 million and $67.3 million, respectively, related to the development of Durango.
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2023	December 31, 2022
Term Loan B Facility due February 7, 2027, interest at a margin above LIBOR or base rate (7.45% and 6.64% at June 30, 2023 and December 31, 2022, respectively), net of unamortized discount and deferred issuance costs of $18.2 million and $20.4 million at June 30, 2023 and December 31, 2022, respectively	$1,447,446	$1,452,926
Term Loan A Facility due February 7, 2025, interest at a margin above LIBOR or base rate (6.70% and 5.89% at June 30, 2023 and December 31, 2022, respectively), net of unamortized discount and deferred issuance costs of $0.8 million and $1.1 million at June 30, 2023 and December 31, 2022, respectively	157,425	161,898
Revolving Credit Facility due February 7, 2025, interest at a margin above LIBOR or base rate (6.70% and 5.89% at June 30, 2023 and December 31, 2022, respectively)	384,500	149,500
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.3 million and $5.5 million at June 30, 2023 and December 31, 2022, respectively	494,749	494,499
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $5.2 million and $5.6 million at June 30, 2023 and December 31, 2022, respectively	685,622	685,126
Other long-term debt, weighted-average interest of 3.88% at June 30, 2023 and December 31, 2022, net of unamortized discount and deferred issuance costs of $0.2 million at June 30, 2023 and December 31, 2022	40,228	40,827
Total long-term debt	3,209,970	2,984,776
Current portion of long-term debt	(26,079)	(26,059)
Total long-term debt, net	$3,183,891	$2,958,717
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). Prior to the amendment of the Credit Facility described below, the Term Loan B

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%, and the Term Loan A Facility and Revolving Credit Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 5.50 to 1.00 at June 30, 2023 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at June 30, 2023.
On June 6, 2023 the Company entered into the Seventh Amendment to the Credit Agreement for its Credit Facility to replace customary LIBOR language, including, but not limited to, the use of rates based on Term SOFR (“SOFR”). Effective July 1, 2023, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either SOFR plus 2.25% or base rate plus 1.25% and the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. No other material terms of the Credit Facility were amended.
Revolving Credit Facility
At June 30, 2023, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $613.0 million, which was net of $384.5 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2023	December 31, 2022
Aggregate fair value	$3,077	$2,796
Aggregate carrying amount	3,210	2,985
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Red Rock Resorts, Inc.	$39,513	$15,748	$84,189	$64,094
Transfers from (to) noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	427	34,008	(316)	37,675
Net transfers from (to) noncontrolling interests	427	34,008	(316)	37,675
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$39,940	$49,756	$83,873	$101,769

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Dividends
During the three and six months ended June 30, 2023 and 2022, the Company declared and paid cash dividends of $0.25 and $0.50 per share of Class A common stock, respectively. On August 3, 2023, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of September 15, 2023 to be paid on September 29, 2023. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Equity Repurchase Program
The Company’s board of directors has authorized $600 million for repurchases of Class A common stock under the Company’s equity repurchase program through June 30, 2024. The Company made no repurchases during the three and six months ended June 30, 2023 under the program. At June 30, 2023, the remaining amount authorized for repurchases under the program was $312.9 million. During the three and six months ended June 30, 2022, the Company repurchased 3.0 million and 3.2 million shares, respectively, of its Class A common stock for an aggregate purchase price of $113.7 million and $122.5 million, respectively, and a weighted average price per share of $37.42 and $38.02, respectively in open market transactions.
8.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.7 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.4 million shares were available for issuance at June 30, 2023.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2023	449,151	$37.51	7,364,157	$28.52
Activity during the period:
Granted	127,907	47.07	1,183,647	47.07
Vested/exercised (a)	(117,215)	29.48	(899,709)	22.62
Forfeited/expired	(23,798)	42.36	(118,348)	37.86
Outstanding at June 30, 2023	436,045	$42.21	7,529,747	$32.00
_______________________________________________________________
(a)Stock options exercised included 597,078 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $4.8 million and $10.1 million for the three and six months ended June 30, 2023, respectively, and $4.6 million and $8.1 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, unrecognized share-based compensation cost was $58.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 10.1% and 10.4%, respectively, as compared to 19.9% and 14.3% for the three and six months ended June 30, 2022, respectively. The Company’s

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
effective tax rate for the three and six months ended June 30, 2023 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests.
As a result of the Company’s 2016 initial public offering (“IPO”) and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the tax receivable agreement (“TRA”) representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step-up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants. In addition, the Company records deferred tax assets related to net operating losses and other tax attributes, as applicable.
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
At June 30, 2023 and December 31, 2022, the Company’s liability under the TRA was $22.0 million and $28.6 million, respectively, of which $6.0 million and $9.2 million, respectively, was payable to entities related to Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, Vice Chairman of the Board and a vice president of the Company. No LLC Units were exchanged during the three and six months ended June 30, 2023 or 2022. During the six months ended June 30, 2023 the Company made payments on the TRA liability of $6.6 million and expects to pay $1.0 million of the TRA liability within the next twelve months.
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The payment obligations under the TRA are Red Rock’s obligations and are not obligations of Station Holdco or Station LLC. Payments are generally due within a specified period of time following the filing of the Company’s annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest.
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
10.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and six months ended June 30, 2023 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the three and six months ended June 30, 2022, dilutive shares included in the calculation of diluted earnings per share represented nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$74,910	$32,438	$160,437	$124,683
Less: net income attributable to noncontrolling interests	(35,397)	(16,690)	(76,248)	(60,589)
Net income attributable to Red Rock, basic	39,513	15,748	84,189	64,094
Effect of dilutive securities	27,963	264	60,236	1,114
Net income attributable to Red Rock, diluted	$67,476	$16,012	$144,425	$65,208

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares of Class A common stock outstanding, basic	57,828	59,514	57,741	60,255
Effect of dilutive securities	45,501	2,054	45,519	2,452
Weighted average shares of Class A common stock outstanding, diluted	103,329	61,568	103,260	62,707

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at June 30, 2023 and 2022, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	—	45,986	—	45,986
Stock options	2,310	2,012	2,310	1,164
Unvested restricted shares of Class A common stock	153	205	153	104
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Las Vegas operations:
Casino	$269,507	$280,636	$557,747	$560,407
Food and beverage	77,623	73,756	155,770	139,455
Room	44,892	44,283	88,831	81,055
Other (a)	20,556	21,436	40,279	38,924
Las Vegas operations net revenues	412,578	420,111	842,627	819,841
Native American management:
Management fees	—	—	—	—
Reportable segment net revenues	412,578	420,111	842,627	819,841
Corporate and other	3,552	2,130	7,139	4,036
Net revenues	$416,130	$422,241	$849,766	$823,877

Net income	$74,910	$32,438	$160,437	$124,683
Adjustments
Depreciation and amortization	32,738	33,097	63,833	66,522
Share-based compensation	4,829	4,632	10,125	8,137
Write-downs and other, net	10,066	2,045	29,685	12,225
Asset impairment	—	78,992	—	78,992
Interest expense, net	44,340	28,748	86,796	55,422
Provision for income tax	8,417	8,070	18,608	20,789
Other	—	846	—	846
Adjusted EBITDA (b)	$175,300	$188,868	$369,484	$367,616

Adjusted EBITDA (c)
Las Vegas operations	$193,051	$207,835	$407,140	$406,065
Native American management	—	(1,252)	—	(3,448)
Reportable segment Adjusted EBITDA	193,051	206,583	407,140	402,617
Corporate and other	(17,751)	(17,715)	(37,656)	(35,001)
Adjusted EBITDA	$175,300	$188,868	$369,484	$367,616
_______________________________________________________________
(a)Includes tenant lease revenue of $6.8 million and $12.6 million for the three and six months ended June 30, 2023, respectively, and $5.7 million and $10.1 million for the three and six months ended June 30, 2022, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, development, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, provision for income tax and other.
(c)In the third quarter of 2022, management changed its methodology for allocating corporate expenses to the Company’s reportable segments. Under the new methodology, only corporate costs that are primarily related to the Company’s operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the three and six months ended June 30, 2022, expenses of $3.9 million and $7.5 million, respectively, were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of the Financial Condition and Results of Operations (the “MD&A”) of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2023, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In June 2023, the unemployment rate in the Las Vegas metropolitan area was 6.0% as compared to 5.7% in June 2022. Statewide, the unemployment rate for June 2023 was 5.4% as compared to 4.7% in June 2022. In June 2023, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $440,990, down 8.1% from $480,000 in June 2022. In light of uncertainty in the economic outlook stemming from rising inflation, higher interest rates and increased energy costs, we cannot predict whether the increase in unemployment or the downward trend in housing prices in the Las Vegas area will continue.
Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends that continued in the second quarter of 2023, including consistent visitation from our guests and strong spend per visit. These trends, in combination with our operational discipline and our focus on our core customers, as well as regional and out of town guests, continue to drive consistent operating results in 2023. Our business continues to experience the impacts of inflation, increased energy costs and rising interest rates. We cannot predict whether the impacts of macroeconomic conditions on the United States and Las Vegas economies may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2023	2022		2023	2022
Net revenues	$416,130	$422,241	(1.4)%	$849,766	$823,877	3.1%
Operating income	126,913	68,244	86.0%	264,188	199,038	32.7%

Casino revenues	269,507	280,636	(4.0)%	557,747	560,407	(0.5)%
Casino expenses	69,583	69,746	(0.2)%	141,294	138,612	1.9%
Margin	74.2%	75.1%		74.7%	75.3%

Food and beverage revenues	77,623	73,756	5.2%	155,770	139,455	11.7%
Food and beverage expenses	60,883	57,839	5.3%	120,995	111,062	8.9%
Margin	21.6%	21.6%		22.3%	20.4%

Room revenues	44,892	44,283	1.4%	88,831	81,055	9.6%
Room expenses	13,473	13,293	1.4%	27,080	25,775	5.1%
Margin	70.0%	70.0%		69.5%	68.2%

Other revenues	24,108	23,566	2.3%	47,418	42,960	10.4%
Other expenses	8,994	8,792	2.3%	16,706	15,162	10.2%

Selling, general and administrative expenses	93,480	90,193	3.6%	185,985	176,489	5.4%
Percent of net revenues	22.5%	21.4%		21.9%	21.4%

Depreciation and amortization	32,738	33,097	(1.1)%	63,833	66,522	(4.0)%
Write-downs and other, net	10,066	2,045	n/m	29,685	12,225	n/m
Asset impairment	—	78,992	n/m	—	78,992	n/m
Interest expense, net	44,340	28,748	54.2%	86,796	55,422	56.6%
Net income attributable to noncontrolling interests	35,397	16,690	112.1%	76,248	60,589	25.8%
Provision for income tax	8,417	8,070	4.3%	18,608	20,789	(10.5)%
Net income attributable to Red Rock	39,513	15,748	150.9%	84,189	64,094	31.4%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Las Vegas operations are discussed in the remaining sections below. There was no Native American management activity in the current year.
Net Revenues. Net revenues for the three months ended June 30, 2023 were $416.1 million, down 1.4%, as compared to $422.2 million for the prior year period. For the six months ended June 30, 2023, net revenues were $849.8 million, an increase of 3.1% compared to $823.9 million for the prior year period.

For the three and six months ended June 30, 2023, we continued to deliver year-over-year revenue growth across our non-gaming offerings at our properties. For the three months ended June 30, 2023, our food and beverage, room and other revenue increased by 5.2%, 1.4% and 2.3%, respectively, as compared to the same quarter in 2022, and for the six months ended June 30, 2023, we achieved year over year growth of 11.7%, 9.6% and 10.4% for food and beverage, room and other revenues, respectively. Our casino revenues for the three and six months ended June 30, 2023 decreased by 4.0% and 0.5%, respectively, as compared to the same periods in the prior year.
Operating Income. For the three and six months ended June 30, 2023, our operating income was $126.9 million and $264.2 million, respectively.
For the three and six months ended June 30, 2022, our operating income was $68.2 million and $199.0 million, respectively. Our operating income for the prior year periods was negatively impacted by asset impairment charges totaling $79.0 million related to our decision to permanently close and demolish our Texas Station, Fiesta Rancho and Fiesta Henderson properties, which had remained closed since the beginning of the COVID-19 pandemic in March 2020. Additional information about factors impacting our operating income is included below.
Casino. As described at Net Revenues above, our casino revenue for the three and six months ended June 30, 2023 decreased by 4.0% and 0.5%, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2023, our casino operations experienced decreased revenue and volume as compared to the prior year period. For the six months ended June 30, 2023 as compared to the prior year period, our slot and table games revenue decreased slightly, partially offset by a 4.2% increase in race and sports revenue. In addition, for the six months ended June 30, 2023, slot handle decreased slightly and race and sports write decreased by 8.2%, while table games drop increased slightly as compared to the prior year period.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and six months ended June 30, 2023, food and beverage revenue increased by 5.2% and 11.7%, respectively, and food and beverage expense increased by 5.3% and 8.9%, respectively, all as compared to the same periods in the prior year. The increases in food and beverage revenue were primarily due to an increase in catering and group business. For the three and six months ended June 30, 2023, the average guest check at our restaurants increased by 6.7% and 7.3%, respectively, while the number of restaurant guests served decreased by 10.6% and 6.6%, respectively, as compared to the prior year periods. The increase in food and beverage expense for three and six months ended June 30, 2023 was commensurate with the increased food and beverage revenue and included higher employee-related costs and costs of sales.
Room.  For the three and six months ended June 30, 2023, room revenue increased by 1.4% and 9.6%, respectively, and room expense increased by 1.4% and 5.1%, respectively, as compared to the prior year periods.
Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Occupancy	88.6%	85.3%	87.8%	81.2%
Average daily rate	$193.35	$183.77	$195.83	$176.32
Revenue per available room	$171.38	$156.72	$171.91	$143.10
For the three and six months ended June 30, 2023, our ADR increased by 5.2% and 11.1%, respectively, our revenue per available room improved by 9.4% and 20.1%, respectively, and our occupancy rate increased by 3.3 and 6.6 percentage points, respectively, all as compared to the prior year periods due to improved demand.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three and six months ended June 30, 2023, other revenues increased by 2.3% and 10.4%, respectively, primarily driven by spa, bowling and leased outlets. Other expenses increased by 2.3% and 10.2%, respectively, as compared to the prior year period, primarily due to higher employee-related costs.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2023, SG&A expenses increased by 3.6% or $3.3 million and 5.4% or $9.5 million, respectively, as compared to the prior year periods. The increases in SG&A expenses were primarily due to higher employee-related costs, repairs and maintenance and utilities, offset by a decrease in legal expenses. As a percentage of net revenue, SG&A expenses increased by 1.1% and 0.5% for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods.

Depreciation and Amortization.  For the three and six months ended June 30, 2023, depreciation and amortization expense decreased by 1.1% and 4.0%, respectively, as compared to the prior year periods as we ceased recognizing depreciation expense for the closed properties, Texas Station, Fiesta Rancho and Fiesta Henderson in June 2022 and Wild Wild West in September 2022.
Write-downs and Other, net. Write-downs and other, net includes gains and losses on asset disposals, demolition and other costs associated with our closed properties, development expenses, preopening expenses, business innovation and technology enhancements, contract termination costs and non-routine items. For the three and six months ended June 30, 2023, write-downs and other, net totaled $10.1 million and $29.7 million, respectively, primarily comprising development and preopening expenses, demolition costs associated with the closed properties and business innovation development expenses. For the three and six months ended June 30, 2022, write-downs and other, net totaled $2.0 million and $12.2 million, respectively. For the six months ended June 30, 2022 write-downs and other net included $6.7 million in artist performance agreement termination costs associated with Palms Casino Resort, which was sold in December 2021.
Asset Impairment. There were no asset impairment charges during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, we recorded asset impairment charges totaling $79.0 million to write off the carrying amounts of the facilities and certain related assets at Texas Station, Fiesta Rancho and Fiesta Henderson.
Interest Expense, net.  Interest expense, net increased to $44.3 million and $86.8 million for the three and six months ended June 30, 2023, respectively, as compared to $28.7 million and $55.4 million, respectively, for the same periods in 2022. The increase in interest expense was primarily due to higher variable interest rates applicable to our credit facility for the current year periods. In addition, interest expense for the current year period include the impact of increased borrowings under our revolving credit facility associated with the Durango development project. We expect that the interest rates on our credit facility may continue to increase in response to macroeconomic conditions. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Provision for Income Tax. For the three and six months ended June 30, 2023, we recognized a provision for income tax of $8.4 million and $18.6 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rates of 10.1% and 10.4% for the three and six months ended June 30, 2023, respectively, were less than the statutory rate. We recognized income tax expense of $8.1 million and $20.8 million for the three and six months ended June 30, 2022, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2023 and 2022 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Las Vegas operations	$412,578	$420,111	$842,627	$819,841
Native American management	—	—	—	—
Reportable segment net revenues	412,578	420,111	842,627	819,841
Corporate and other	3,552	2,130	7,139	4,036
Net revenues	$416,130	$422,241	$849,766	$823,877

Net income	$74,910	$32,438	$160,437	$124,683
Adjustments
Depreciation and amortization	32,738	33,097	63,833	66,522
Share-based compensation	4,829	4,632	10,125	8,137
Write-downs and other, net	10,066	2,045	29,685	12,225
Asset impairment	—	78,992	—	78,992
Interest expense, net	44,340	28,748	86,796	55,422
Provision for income tax	8,417	8,070	18,608	20,789
Other	—	846	—	846
Adjusted EBITDA	$175,300	$188,868	$369,484	$367,616

Adjusted EBITDA
Las Vegas operations	$193,051	$207,835	$407,140	$406,065
Native American management	—	(1,252)	—	(3,448)
Corporate and other	(17,751)	(17,715)	(37,656)	(35,001)
Adjusted EBITDA	$175,300	$188,868	$369,484	$367,616

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, development, preopening, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, provision for income tax and other.
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

In the third quarter of 2022, we changed our methodology for allocating corporate expenses to our reportable segments. Under the new methodology, only corporate costs that are primarily related to our operating properties are allocated to the properties. The new methodology was applied to all periods presented. For the three and six months ended June 30, 2023, expenses of $3.9 million and $7.5 million, respectively, were reclassified from the Las Vegas Operations segment to Corporate and other to conform with the current year presentation. The reclassifications had no impact on Adjusted EBITDA.
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
At June 30, 2023, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $2.1 million, $76.9 million of deferred tax assets, net, and a $22.6 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.0 million liability under the TRA, of which $1.0 million is expected to be paid in the next twelve months, income tax payable of $4.6 million, and $3.0 million of other liabilities. Station LLC’s $22.6 million intercompany note payable to Red Rock is eliminated in consolidation. At December 31, 2022, the Holding Company had cash of $15.3 million, $75.7 million of deferred tax assets, net, $0.3 million of prepaid expenses, a $28.6 million liability under the TRA, of which $6.6 million was current, $1.7 million of other current liabilities and $1.8 million of other long-term liabilities.
The Holding Company recognized net losses of $8.1 million and $18.3 million for the three and six months ended June 30, 2023, respectively, and $8.1 million and $20.8 million for the three and six months ended June 30, 2022, respectively, primarily representing provision for income taxes.
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
At June 30, 2023, we had $100.9 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At June 30, 2023, Station LLC’s borrowing availability under the revolving credit facility was $613.0 million, which was net of $384.5 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for the remainder of 2023 include (i) approximately $290 million to $360 million for capital expenditures, including the development of Durango, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $13.0 million and $102.6 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.6 million to be paid in September 2023, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in September 2023 and any “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. We made no repurchases of Class A common stock during the six months ended June 30, 2023 under the program. At June 30, 2023, we had $312.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$235,181	$277,660
Investing activities	(384,134)	(104,614)
Financing activities	132,613	(224,033)
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
For the six months ended June 30, 2023, net cash provided by operating activities was $235.2 million as compared to $277.7 million for the prior year period. Cash flows from operating activities for the six months ended June 30, 2023 included $82.3 million in interest payments and $14.8 million cash paid for income taxes, as compared to $50.9 million and $17.8 million, respectively, for the prior year period. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2023 and 2022, cash paid for capital expenditures totaled $377.1 million and $101.4 million, respectively. Capital expenditures for the current year were primarily related to the Durango project.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, we paid $29.5 million in dividends to Class A common stockholders and $44.3 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $8.9 million related to tax withholding on share-based compensation. In addition, we borrowed $270.0 million under the Revolving Credit Facility.
During the six months ended June 30, 2022, we paid $30.3 million in dividends to Class A common stockholders and $54.9 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $122.5 million to repurchase 3.2 million shares of our Class A common stock pursuant to our equity repurchase program.
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the six months ended June 30, 2023, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that as of June 30, 2023, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At June 30, 2023, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At June 30, 2023, we had outstanding letters of credit and similar obligations totaling $33.5 million.
Inflation
Our business continues to experience the impact of inflation and rising interest rates and we expect the impact to continue through the remainder of 2023. Commodity prices have increased and become more volatile, and we are experiencing price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls, adjusting prices and optimizing our procurement strategy.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent special legislative session ended on June 14, 2023. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 6 to the Condensed Consolidated Financial Statements. Other than the replacement of LIBOR interest rates with SOFR effective on July 1, 2023, as described at Note 6, there were no material changes to the terms of our indebtedness during the six months ended June 30, 2023.

Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. We do not expect the replacement of LIBOR interest rates with SOFR under our Credit Facility to have a material impact on our market risks.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. The Company made no repurchases during the three months ended June 30, 2023 under the program. At June 30, 2023, the remaining amount authorized for repurchases under the program was $312.9 million.
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits
(a)Exhibits
No. 3.1—Composite Amended and Restated Certificate of Incorporation of Red Rock Resorts, Inc.
No. 10.1—Seventh Amendment to Credit Agreement dated as of June 6, 2023 among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto.
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

RED ROCK RESORTS, INC., Registrant

Date:	August 7, 2023	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)