Form 10-Q
period 2023-09-30
Red Rock Resorts, Inc.
filed 2023-11-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
89135
(Zip Code)
(702) 495-3000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
Class A Common Stock, $0.01 par value	58,398,749
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,835	$117,289
Receivables, net	76,992	43,630
Inventories	13,638	13,199
Prepaid gaming tax	24,661	22,834
Prepaid expenses and other current assets	32,639	24,043
Assets held for sale	19,175	—
Total current assets	289,940	220,995
Property and equipment, net of accumulated depreciation of $1,254,408 and $1,168,984 at September 30, 2023 and December 31, 2022, respectively	2,631,585	2,195,017
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $19,399 and $18,215 at September 30, 2023 and December 31, 2022, respectively	83,201	84,385
Land held for development	451,125	449,017
Native American development costs	45,108	41,687
Deferred tax asset, net	77,015	75,741
Other assets, net	87,789	83,232
Total assets	$3,861,439	$3,345,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,441	$11,381
Accrued interest payable	13,405	14,460
Income tax payable	7,621	—
Other accrued liabilities	300,932	234,718
Current portion of payable pursuant to tax receivable agreement	995	6,631
Current portion of long-term debt	26,091	26,059
Total current liabilities	362,485	293,249
Long-term debt, less current portion	3,279,541	2,958,717
Other long-term liabilities	40,826	39,581
Payable pursuant to tax receivable agreement, less current portion	20,964	21,960
Total liabilities	3,703,816	3,313,507
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,398,749 and 58,012,937 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	584	580
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	3,464	—
Retained earnings	119,261	43,203
Total Red Rock Resorts, Inc. stockholders’ equity	123,310	43,784
Noncontrolling interest (deficit)	34,313	(11,541)
Total stockholders’ equity	157,623	32,243
Total liabilities and stockholders’ equity	$3,861,439	$3,345,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Casino	$272,747	$282,386	$830,494	$842,793
Food and beverage	72,778	69,799	228,548	209,254
Room	42,036	39,062	130,867	120,117
Other	24,045	23,192	71,463	66,152
Net revenues	411,606	414,439	1,261,372	1,238,316
Operating costs and expenses:
Casino	70,753	69,697	212,047	208,309
Food and beverage	57,741	55,309	178,736	166,371
Room	13,348	13,031	40,428	38,806
Other	7,759	8,455	24,465	23,617
Selling, general and administrative	91,850	91,570	277,835	268,059
Depreciation and amortization	32,535	30,789	96,368	97,311
Write-downs and other, net	15,083	3,862	44,768	16,087
Asset impairment	—	1,026	—	80,018
	289,069	273,739	874,647	898,578
Operating income	122,537	140,700	386,725	339,738
Earnings from joint ventures	640	822	2,293	2,678
Operating income and earnings from joint ventures	123,177	141,522	389,018	342,416
Other expense:
Interest expense, net	(45,502)	(34,287)	(132,298)	(89,709)
Income before income tax	77,675	107,235	256,720	252,707
Provision for income tax	(9,252)	(11,783)	(27,860)	(32,572)
Net income	68,423	95,452	228,860	220,135
Less: net income attributable to noncontrolling interests	32,907	45,844	109,155	106,433
Net income attributable to Red Rock Resorts, Inc.	$35,516	$49,608	$119,705	$113,702

Earnings per common share (Note 10):
Earnings per share of Class A common stock, basic	$0.61	$0.86	$2.07	$1.91
Earnings per share of Class A common stock, diluted	$0.60	$0.83	$1.99	$1.87
Weighted-average common shares outstanding:
Basic	57,961	57,889	57,815	59,458
Diluted	103,206	103,012	103,243	61,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2023	58,391	$584	45,986	$1	$1,104	$98,298	$20,720	$120,707
Net income	—	—	—	—	—	35,516	32,907	68,423
Share-based compensation	—	—	—	—	4,497	—	—	4,497
Distributions	—	—	—	—	—	—	(20,886)	(20,886)
Dividends	—	—	—	—	—	(14,553)	—	(14,553)
Stock option exercises and issuance of restricted stock, net	8	—	—	—	—	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(565)	—	—	(565)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,572)	—	1,572	—
Balances, September 30, 2023	58,399	$584	45,986	$1	$3,464	$119,261	$34,313	$157,623

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity (deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2022	58,445	$584	45,986	$1	$—	$13,144	$(41,478)	$(27,749)
Net income	—	—	—	—	—	49,608	45,844	95,452
Share-based compensation	—	—	—	—	4,737	—	—	4,737
Distributions	—	—	—	—	—	—	(30,352)	(30,352)
Dividends	—	—	—	—	—	(14,437)	—	(14,437)
Stock option exercises and issuance of restricted stock, net	27	1	—	—	(1)	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(549)	—	—	(549)
Repurchases of Class A common stock	(496)	(5)	—	—	(2,523)	(16,472)	—	(19,000)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,664)	—	1,664	—
Balances, September 30, 2022	57,976	$580	45,986	$1	$—	$31,843	$(24,322)	$8,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	119,705	109,155	228,860
Share-based compensation	—	—	—	—	14,814	—	—	14,814
Distributions	—	—	—	—	—	—	(65,189)	(65,189)
Dividends	—	—	—	—	—	(43,647)	—	(43,647)
Stock option exercises and issuance of restricted stock, net	415	4	—	—	(4)	—	—	—
Withholding tax on share-based compensation	(29)	—	—	—	(9,458)	—	—	(9,458)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,888)	—	1,888	—
Balances, September 30, 2023	58,399	$584	45,986	$1	$3,464	$119,261	$34,313	$157,623

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	113,702	106,433	220,135
Share-based compensation	—	—	—	—	12,980	—	—	12,980
Distributions	—	—	—	—	—	—	(85,283)	(85,283)
Dividends	—	—	—	—	—	(44,363)	—	(44,363)
Stock option exercises and issuance of restricted stock, net	308	3	—	—	(3)	—	—	—
Withholding tax on share-based compensation	(41)	—	—	—	(3,893)	—	—	(3,893)
Repurchases of Class A common stock	(3,718)	(37)	—	—	(100,123)	(41,347)	—	(141,507)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	36,011	—	(36,011)	—
Balances, September 30, 2022	57,976	$580	45,986	$1	$—	$31,843	$(24,322)	$8,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$228,860	$220,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,368	97,311
Write-downs and other, net	171	(6,259)
Asset impairment	—	80,018
Amortization of debt discount and debt issuance costs	7,165	7,240
Share-based compensation	14,515	12,799
Deferred income tax	(1,274)	3,345
Changes in assets and liabilities:
Receivables, net	(33,362)	1,699
Inventories and prepaid expenses	(10,344)	(13,606)
Accounts payable	1,551	(3,521)
Accrued interest payable	(1,055)	(2,251)
Income tax payable	7,948	2,275
Other accrued liabilities	23,494	18,384
Other, net	1,364	(118)
Net cash provided by operating activities	335,401	417,451
Cash flows from investing activities:
Capital expenditures, net of related payables	(512,518)	(198,567)
Proceeds from asset sales	380	2,706
Acquisition of land held for development	(2,108)	(174,079)
Native American development costs	(2,875)	(6,154)
Other, net	(3,416)	6,227
Net cash used in investing activities	(520,537)	(369,867)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	370,500	74,500
Payments under credit agreements with original maturity dates greater than three months	(53,584)	(53,584)
Distributions to noncontrolling interests	(65,189)	(85,283)
Repurchases of Class A common stock	—	(141,507)
Withholding tax on share-based compensation	(9,458)	(3,893)
Dividends paid	(44,027)	(44,723)
Payments on tax receivable agreement liability	(6,632)	—
Other, net	(928)	747
Net cash provided by (used in) financing activities	190,682	(253,743)
Increase (decrease) in cash and cash equivalents	5,546	(206,159)
Balance, beginning of period	117,289	307,255
Balance, end of period	$122,835	$101,096
Supplemental cash flow disclosures:
Cash paid for interest, net of $21,670 and $2,813 capitalized, respectively	$126,344	$84,736
Cash paid for income taxes	$21,100	$25,155
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$127,155	$76,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In the first quarter of 2022, the Company commenced construction of Durango Casino & Resort (“Durango”) in the southwest Las Vegas valley. Durango is expected to open in December 2023.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2023, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recently Adopted Accounting Standards
In March 2020 and December 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. The ASUs were intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from London Interbank Offered Rate (“LIBOR”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2022-06 extended the sunset date of Topic 848 to December 31, 2024 from December 31, 2022. The interest rates associated with the Company’s previous borrowings under its Credit Facility (as defined in Note 6) were tied to LIBOR. The Company adopted ASU 2020-04 upon the amendment of its Credit Facility on June 6, 2023, and effective July 1, 2023, the LIBOR rate was replaced with the Term Secured Overnight Financing Rate (“Term SOFR”) (see Note 6). The Company elected to apply the optional expedient for contract modifications to the Credit Facility amendment and accordingly, will treat the interest rate replacement as a non-substantial modification. The adoption of ASU 2020-04 did not have a material impact on the Company’s financial condition or results of operations.
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco. The interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. Entities controlled by Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company (the “Fertitta Family Entities”), hold 99% of the noncontrolling interest.
The ownership of the LLC Units is summarized as follows:

	September 30, 2023		December 31, 2022
	Units	Ownership %	Units	Ownership %
Red Rock	62,526,996	57.6%	62,113,911	57.5%
Noncontrolling interest holders	45,985,804	42.4%	45,985,804	42.5%
Total	108,512,800	100.0%	108,099,715	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end. For the nine months ended September 30, 2022, rebalancing was primarily due to repurchases of Class A common stock.
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
In June 2022, the Company permanently closed its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, the Company permanently closed Wild Wild West in September 2022. The Company’s decision in June 2022 to permanently close three of its properties was an indicator of impairment. As a result, the Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities to be demolished. The Company also recognized an asset impairment charge of $1.0 million as a result of the permanent closure of Wild Wild West in September 2022. The recoverability of the carrying amounts of the remaining assets, primarily land, was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. There was no goodwill associated with the properties.
There were no asset impairment charges during the three and nine months ended September 30, 2023. The Texas Station and Fiesta Rancho parcels are expected to be sold within the next twelve months and were classified as held for sale at September 30, 2023.

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines, approximately 40 table games and several restaurants, and future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at September 30, 2023 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of September 30, 2023, each of these critical milestones has substantially been resolved, except for approval of the Management Agreement by the Chair of the NIGC.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at September 30, 2023 of each of the critical milestones necessary to complete the North Fork Project.

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and filed a motion for summary judgment.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through September 30, 2023, the Company has paid approximately $60.2 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2023, the carrying amount of the advances was $45.1 million.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at September 30, 2023. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
5.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Contract and customer-related liabilities:
Rewards Program liability	$11,348	$11,620
Advance deposits and future wagers	23,360	18,346
Unpaid wagers, outstanding chips and other customer-related liabilities	20,839	20,508
Other accrued liabilities:
Accrued payroll and related	45,650	36,607
Accrued gaming and related	24,664	22,513
Construction payables and equipment purchase accruals	137,434	94,291
Operating lease liabilities, current portion	5,945	4,800
Other	31,692	26,033
	$300,932	$234,718
Construction payables and equipment purchase accruals at September 30, 2023 and December 31, 2022 included $128.3 million and $67.3 million, respectively, related to the development of Durango.
6.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2023	December 31, 2022
Term Loan B Facility due February 7, 2027, interest at a margin above SOFR or base rate (7.67%) at September 30, 2023, interest at margin above LIBOR or base rate (6.64%) at December 31, 2022, net of unamortized discount and deferred issuance costs of $17.0 million and $20.4 million at September 30, 2023 and December 31, 2022, respectively	$1,444,740	$1,452,926
Term Loan A Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.92%) at September 30, 2023, interest at a margin above LIBOR or base rate (5.89%) at December 31, 2022, net of unamortized discount and deferred issuance costs of $0.7 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively	155,190	161,898
Revolving Credit Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.92%) at September 30, 2023 and interest at a margin above LIBOR or base rate (5.89%) at December 31, 2022	485,000	149,500
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $5.1 million and $5.5 million at September 30, 2023 and December 31, 2022, respectively	494,877	494,499
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $4.9 million and $5.6 million at September 30, 2023 and December 31, 2022, respectively	685,874	685,126
Other long-term debt, weighted-average interest of 3.88% at September 30, 2023 and December 31, 2022, net of unamortized discount and deferred issuance costs of $0.2 million at September 30, 2023 and December 31, 2022	39,951	40,827
Total long-term debt	3,305,632	2,984,776
Current portion of long-term debt	(26,091)	(26,059)
Total long-term debt, net	$3,279,541	$2,958,717

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). Prior to the amendment of the Credit Facility described below, the Term Loan B Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%, and the Term Loan A Facility and Revolving Credit Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of the Credit Facility and measured as of the end of each quarter, an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio, with step-downs over the term of the Credit Facility, ranging from 5.50 to 1.00 at September 30, 2023 to 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a breach of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at September 30, 2023.
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
Revolving Credit Facility
At September 30, 2023, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $512.5 million, which was net of $485.0 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2023	December 31, 2022
Aggregate fair value	$3,164	$2,796
Aggregate carrying amount	3,306	2,985
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
7.    Stockholders’ Equity
Net Income Attributable to Red Rock Resorts, Inc. and Transfers (to) from Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers (to) from noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Red Rock Resorts, Inc.	$35,516	$49,608	$119,705	$113,702
Transfers (to) from noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,572)	(1,664)	(1,888)	36,011
Net transfers (to) from noncontrolling interests	(1,572)	(1,664)	(1,888)	36,011
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$33,944	$47,944	$117,817	$149,713

Dividends and Distributions
During the three and nine months ended September 30, 2023 and 2022, the Company declared and paid cash dividends of $0.25 and $0.75 per share of Class A common stock, respectively, which included $2.1 million and $6.4 million, respectively, paid to Fertitta Family Entities.
During the three and nine months ended September 30, 2023, Station Holdco paid distributions to noncontrolling interest holders of $20.9 million and $65.2 million, respectively, which included $20.6 million and $64.3 million, respectively, paid to Fertitta Family Entities. During the three and nine months ended September 30, 2022, Station Holdco paid distributions to noncontrolling interest holders of $30.4 million and $85.3 million, respectively, which included $30.0 million and $84.2 million, respectively, paid to Fertitta Family Entities.
On November 7, 2023, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of December 15, 2023 to be paid on December 29, 2023. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Equity Repurchase Program
The Company’s board of directors has authorized $600 million for repurchases of Class A common stock under the Company’s equity repurchase program through June 30, 2024. The Company made no repurchases during the three and nine months ended September 30, 2023 under the program. At September 30, 2023, the remaining amount authorized for repurchases under the program was $312.9 million. During the three and nine months ended September 30, 2022, the Company repurchased 0.5 million and 3.7 million shares, respectively, of its Class A common stock for an aggregate purchase price of $19.0 million and $141.5 million, respectively, and a weighted average price per share of $38.33 and $38.06, respectively, in open market transactions.
8.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.7 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.6 million shares were available for issuance at September 30, 2023.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2023	449,151	$37.51	7,364,157	$28.52
Activity during the period:
Granted	129,960	47.05	1,202,242	47.05
Vested/exercised (a)	(117,215)	29.48	(983,933)	22.95
Forfeited/expired	(39,036)	41.53	(253,441)	38.47
Outstanding at September 30, 2023	422,860	$42.29	7,329,025	$31.96
_______________________________________________________________
(a)Stock options exercised included 660,211 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $4.4 million and $14.5 million for the three and nine months ended September 30, 2023, respectively, and $4.7 million and $12.8 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, unrecognized share-based compensation cost was $51.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 11.9% and 10.9%, respectively, as compared to 11.0% and 12.9% for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests.
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
At September 30, 2023 and December 31, 2022, the Company’s liability under the TRA was $22.0 million and $28.6 million, respectively, of which $6.0 million and $9.2 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the three and nine months ended September 30, 2023 or 2022. During the nine months ended September 30, 2023 the Company made payments on the TRA liability of $6.6 million and expects to pay $1.0 million of the TRA liability within the next twelve months.
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
10.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the nine months ended September 30, 2022, dilutive shares included in the calculation of diluted earnings per share represented nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$68,423	$95,452	$228,860	$220,135
Less: net income attributable to noncontrolling interests	(32,907)	(45,844)	(109,155)	(106,433)
Net income attributable to Red Rock, basic	35,516	49,608	119,705	113,702
Effect of dilutive securities	25,996	36,217	86,232	1,817
Net income attributable to Red Rock, diluted	$61,512	$85,825	$205,937	$115,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares of Class A common stock outstanding, basic	57,961	57,889	57,815	59,458
Effect of dilutive securities	45,245	45,123	45,428	2,265
Weighted average shares of Class A common stock outstanding, diluted	103,206	103,012	103,243	61,723

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at September 30, 2023 and 2022, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	—	—	—	45,986
Stock options	2,244	2,017	2,244	1,192
Unvested restricted shares of Class A common stock	149	105	149	104
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Las Vegas operations:
Casino	$272,747	$282,386	$830,494	$842,793
Food and beverage	72,778	69,799	228,548	209,254
Room	42,036	39,062	130,867	120,117
Other (a)	20,398	20,313	60,677	59,237
Las Vegas operations net revenues	407,959	411,560	1,250,586	1,231,401
Native American management:
Management fees	—	—	—	—
Reportable segment net revenues	407,959	411,560	1,250,586	1,231,401
Corporate and other	3,647	2,879	10,786	6,915
Net revenues	$411,606	$414,439	$1,261,372	$1,238,316

Net income	$68,423	$95,452	$228,860	$220,135
Adjustments
Depreciation and amortization	32,535	30,789	96,368	97,311
Share-based compensation	4,390	4,662	14,515	12,799
Write-downs and other, net	15,083	3,862	44,768	16,087
Asset impairment	—	1,026	—	80,018
Interest expense, net	45,502	34,287	132,298	89,709
Provision for income tax	9,252	11,783	27,860	32,572
Other	—	—	—	846
Adjusted EBITDA (b)	$175,185	$181,861	$544,669	$549,477

Adjusted EBITDA
Las Vegas operations	$191,412	$199,920	$598,552	$605,985
Native American management	—	(120)	—	(3,568)
Reportable segment Adjusted EBITDA	191,412	199,800	598,552	602,417
Corporate and other	(16,227)	(17,939)	(53,883)	(52,940)
Adjusted EBITDA	$175,185	$181,861	$544,669	$549,477
_______________________________________________________________
(a)Includes tenant lease revenue of $6.4 million and $19.0 million for the three and nine months ended September 30, 2023, respectively, and $5.4 million and $15.5 million for the three and nine months ended September 30, 2022, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates six major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In the first quarter of 2022, we commenced construction of Durango on our approximately 50-acre development site at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. Durango is expected to open in December 2023 and we currently expect to spend approximately $780 million for the project. In June 2022, we permanently closed our Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. In addition, we permanently closed Wild Wild West in September 2022. Our Texas Station and Fiesta Rancho parcels were classified as held for sale at September 30, 2023.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2023, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Our only material assets are our ownership interests in Station LLC and Station Holdco, other than tax-related assets and liabilities.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In September 2023, the unemployment rate in the Las Vegas metropolitan area was 5.7% as compared to 5.3% in September 2022. Statewide, the unemployment rate for September 2023 was 5.4% as compared to 4.4% in September 2022. In September 2023, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $450,000, unchanged when compared to September 2022. In light of uncertainty in the economic outlook stemming from rising inflation, higher interest rates and increased energy costs, we cannot predict whether the increase in unemployment or the trend in housing prices in the Las Vegas area will continue.
Subsequent to the reopening of most of our properties in June 2020, we have seen favorable customer trends that continued in the third quarter of 2023, including consistent visitation from our guests and strong spend per visit. These trends, in combination with our operational discipline and our focus on our core customers, as well as regional and out of town guests, continue to drive consistent operating results in 2023. Our business continues to experience the impacts of inflation, increased energy costs and rising interest rates. We cannot predict whether the impacts of macroeconomic conditions on the United States and Las Vegas economies may affect our business in the future.
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
•Hold represents win as a percentage of slot handle, table game drop or race and sports write.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2023	2022		2023	2022
Net revenues	$411,606	$414,439	(0.7)%	$1,261,372	$1,238,316	1.9%
Operating income	122,537	140,700	(12.9)%	386,725	339,738	13.8%

Casino revenues	272,747	282,386	(3.4)%	830,494	842,793	(1.5)%
Casino expenses	70,753	69,697	1.5%	212,047	208,309	1.8%
Margin	74.1%	75.3%		74.5%	75.3%

Food and beverage revenues	72,778	69,799	4.3%	228,548	209,254	9.2%
Food and beverage expenses	57,741	55,309	4.4%	178,736	166,371	7.4%
Margin	20.7%	20.8%		21.8%	20.5%

Room revenues	42,036	39,062	7.6%	130,867	120,117	8.9%
Room expenses	13,348	13,031	2.4%	40,428	38,806	4.2%
Margin	68.2%	66.6%		69.1%	67.7%

Other revenues	24,045	23,192	3.7%	71,463	66,152	8.0%
Other expenses	7,759	8,455	(8.2)%	24,465	23,617	3.6%

Selling, general and administrative expenses	91,850	91,570	0.3%	277,835	268,059	3.6%
Percent of net revenues	22.3%	22.1%		22.0%	21.6%

Depreciation and amortization	32,535	30,789	5.7%	96,368	97,311	(1.0)%
Write-downs and other, net	15,083	3,862	n/m	44,768	16,087	n/m
Asset impairment	—	1,026	n/m	—	80,018	n/m
Interest expense, net	45,502	34,287	32.7%	132,298	89,709	47.5%
Net income attributable to noncontrolling interests	32,907	45,844	(28.2)%	109,155	106,433	2.6%
Provision for income tax	9,252	11,783	(21.5)%	27,860	32,572	(14.5)%
Net income attributable to Red Rock	35,516	49,608	(28.4)%	119,705	113,702	5.3%
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
Net Revenues. Net revenues for the three months ended September 30, 2023 were $411.6 million, down 0.7%, as compared to $414.4 million for the prior year period. For the nine months ended September 30, 2023, net revenues were $1.26 billion, an increase of 1.9% compared to $1.24 billion for the prior year period.

For the three and nine months ended September 30, 2023, we continued to deliver year-over-year revenue growth across our non-gaming offerings at our properties. For the three months ended September 30, 2023, our food and beverage, room and other revenue increased by 4.3%, 7.6% and 3.7%, respectively, as compared to the same quarter in 2022, and for the nine months ended September 30, 2023, we achieved year over year growth of 9.2%, 8.9% and 8.0% for food and beverage, room and other revenues, respectively. Our casino revenues for the three and nine months ended September 30, 2023 decreased by 3.4% and 1.5%, respectively, as compared to the same periods in the prior year.
Operating Income. For the three and nine months ended September 30, 2023, our operating income was $122.5 million and $386.7 million, respectively.
For the three and nine months ended September 30, 2022, our operating income was $140.7 million and $339.7 million, respectively. Our operating income for the nine months ended September 30, 2022 was negatively impacted by asset impairment charges totaling $80.0 million related to our decision to permanently close and demolish our Texas Station, Fiesta Rancho and Fiesta Henderson properties, which had remained closed since the beginning of the COVID-19 pandemic in March 2020. Additional information about factors impacting our operating income is included below.
Casino. As described at Net Revenues above, our casino revenue for the three and nine months ended September 30, 2023 decreased by 3.4% and 1.5%, respectively, as compared to the same periods in the prior year. For the three and nine months ended September 30, 2023 as compared to the prior year periods, our slot revenue decreased $6.3 million and $10.3 million due to lower volume, our table games revenue increased $2.3 million and $2.2 million due to an increase in volume and our race and sports revenue decreased $3.7 million and $2.4 million due to lower hold.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and nine months ended September 30, 2023, food and beverage revenue increased by 4.3% and 9.2%, respectively, and food and beverage expense increased by 4.4% and 7.4%, respectively, all as compared to the same periods in the prior year. The increases in food and beverage revenue were primarily due to an increase in catering and group business. For the three and nine months ended September 30, 2023, the average guest check at our restaurants increased by 4.1% and 6.2%, respectively, while the number of restaurant guests served decreased by 5.5% and 6.2%, respectively, as compared to the prior year periods. The increase in food and beverage expense for three and nine months ended September 30, 2023 was commensurate with the increased food and beverage revenue and included higher employee-related costs and costs of sales.
Room.  For the three and nine months ended September 30, 2023, room revenue increased by 7.6% and 8.9%, respectively, and room expense increased by 2.4% and 4.2%, respectively, as compared to the prior year periods.
Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Occupancy	86.4%	84.3%	87.3%	82.2%
Average daily rate	$185.20	$169.97	$191.48	$174.19
Revenue per available room	$160.05	$143.27	$167.21	$143.15
For the three and nine months ended September 30, 2023, our ADR increased by 9.0% and 9.9%, respectively, our revenue per available room improved by 11.7% and 16.8%, respectively, and our occupancy rate increased by 2.1 and 5.1 percentage points, respectively, all as compared to the prior year periods due to improved demand.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three and nine months ended September 30, 2023, other revenues increased by $0.9 million and $5.3 million, respectively, primarily driven by leased outlets, spa and bowling. For the same periods, other expenses decreased by $0.7 million and increased by $0.8 million, respectively.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2023, SG&A expenses increased by 0.3% or $0.3 million and 3.6% or $9.8 million, respectively, as compared to the prior year periods. The increases in SG&A expenses were primarily due to higher employee-related costs, repairs and maintenance and utilities, offset by a decrease in legal expenses. As a percentage of net revenue, SG&A expenses increased by 0.2% and 0.4% for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods.
Depreciation and Amortization.  For the three months ended September 30, 2023, depreciation and amortization expense increased by 5.7%, as compared to the prior year period due to new assets placed in service. For the nine months ended

September 30, 2023, depreciation and amortization decreased 1.0%, as compared to the prior year period as we ceased recognizing depreciation expense for the closed properties, Texas Station, Fiesta Rancho and Fiesta Henderson in June 2022 and Wild Wild West in September 2022.
Write-downs and Other, net. Write-downs and other, net includes gains and losses on asset disposals, demolition and other costs associated with our closed properties, development expenses, preopening expenses, business innovation and technology enhancements, contract termination costs and non-routine items. For the three and nine months ended September 30, 2023, write-downs and other, net totaled $15.1 million and $44.8 million, respectively, primarily comprising development and preopening expenses, demolition costs associated with the closed properties and business innovation development expenses. For the three and nine months ended September 30, 2022, write-downs and other, net totaled $3.9 million and $16.1 million, respectively. For the nine months ended September 30, 2022 write-downs and other net included $6.7 million in artist performance agreement termination costs associated with Palms Casino Resort, which was sold in December 2021.
Asset Impairment. There were no asset impairment charges during the three and nine months ended September 30, 2023. For the three months ended September 30, 2022, we closed the Wild Wild West property and recorded an asset impairment charge of $1.0 million. For the nine months ended September 30, 2022, we also recorded asset impairment charges totaling $79.0 million, primarily to write off the carrying amounts of the facilities and certain related assets at Texas Station, Fiesta Rancho and Fiesta Henderson.
Interest Expense, net.  Interest expense, net increased to $45.5 million and $132.3 million for the three and nine months ended September 30, 2023, respectively, as compared to $34.3 million and $89.7 million, respectively, for the same periods in 2022. The increase in interest expense was due to higher variable interest rates applicable to our credit facility for the current year periods and increased borrowings under our revolving credit facility associated with the Durango development project. We expect that the interest rates on our credit facility may continue to increase in response to macroeconomic conditions. Additional information about long-term debt is included in Note 6 to the Condensed Consolidated Financial Statements.
Provision for Income Tax. For the three and nine months ended September 30, 2023, we recognized a provision for income tax of $9.3 million and $27.9 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rates of 11.9% and 10.9% for the three and nine months ended September 30, 2023, respectively, were less than the statutory rate. We recognized income tax expense of $11.8 million and $32.6 million for the three and nine months ended September 30, 2022, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2023 and 2022 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Las Vegas operations	$407,959	$411,560	$1,250,586	$1,231,401
Native American management	—	—	—	—
Reportable segment net revenues	407,959	411,560	1,250,586	1,231,401
Corporate and other	3,647	2,879	10,786	6,915
Net revenues	$411,606	$414,439	$1,261,372	$1,238,316

Net income	$68,423	$95,452	$228,860	$220,135
Adjustments
Depreciation and amortization	32,535	30,789	96,368	97,311
Share-based compensation	4,390	4,662	14,515	12,799
Write-downs and other, net	15,083	3,862	44,768	16,087
Asset impairment	—	1,026	—	80,018
Interest expense, net	45,502	34,287	132,298	89,709
Provision for income tax	9,252	11,783	27,860	32,572
Other	—	—	—	846
Adjusted EBITDA	$175,185	$181,861	$544,669	$549,477

Adjusted EBITDA
Las Vegas operations	$191,412	$199,920	$598,552	$605,985
Native American management	—	(120)	—	(3,568)
Corporate and other	(16,227)	(17,939)	(53,883)	(52,940)
Adjusted EBITDA	$175,185	$181,861	$544,669	$549,477

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
At September 30, 2023, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $3.4 million, $77.0 million of deferred tax assets, net, and a $29.3 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.0 million liability under the TRA, of which $1.0 million is expected to be paid in the next twelve months, income tax payable of $7.6 million, and $3.1 million of other liabilities. Station LLC’s $29.3 million intercompany note payable to Red Rock is eliminated in consolidation. At December 31, 2022, the Holding Company had cash of $15.3 million, $75.7 million of deferred tax assets, net, $0.3 million of prepaid expenses, a $28.6 million liability under the TRA, of which $6.6 million was current, $1.7 million of other current liabilities and $1.8 million of other long-term liabilities.
The Holding Company recognized net losses of $8.9 million and $27.2 million for the three and nine months ended September 30, 2023, respectively, and $11.8 million and $32.6 million for the three and nine months ended September 30, 2022, respectively, primarily representing provision for income taxes.
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
At September 30, 2023, we had $122.8 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At September 30, 2023, Station LLC’s borrowing availability under the revolving credit facility was $512.5 million, which was net of $485.0 million in outstanding borrowings and $33.5 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments and construction costs for Durango. Our anticipated uses of cash for the remainder of 2023 include (i) approximately $110 million to $180 million for capital expenditures, including the development of Durango, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $6.5 million and $54.4 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.6 million to be paid in December 2023, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in December 2023 and any “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. We made no repurchases of Class A common stock during the nine months ended September 30, 2023 under the program. At September 30, 2023, we had $312.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$335,401	$417,451
Investing activities	(520,537)	(369,867)
Financing activities	190,682	(253,743)
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
For the nine months ended September 30, 2023, net cash provided by operating activities was $335.4 million as compared to $417.5 million for the prior year period. Cash flows from operating activities for the nine months ended September 30, 2023 included $126.3 million in interest payments and $21.1 million cash paid for income taxes, as compared to $84.7 million and $25.2 million, respectively, for the prior year period. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023 and 2022, cash paid for capital expenditures totaled $512.5 million and $198.6 million, respectively. Capital expenditures were primarily related to the Durango project.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, we paid $44.0 million in dividends to Class A common stockholders and $65.2 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $9.5 million related to tax withholding on share-based compensation. In addition, we borrowed $370.5 million under the Revolving Credit Facility.
During the nine months ended September 30, 2022, we paid $44.7 million in dividends to Class A common stockholders and $85.3 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $141.5 million to repurchase 3.7 million shares of our Class A common stock pursuant to our equity repurchase program.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. In addition, our credit agreement contains certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio. During the nine months ended September 30, 2023, there were no changes made to the covenants included in the credit facility or the indentures governing the senior notes as described in Financial Condition, Capital Resources and Liquidity in Part II, Item 7 of our Annual Report on Form 10-K for the year ended

December 31, 2022. We believe that as of September 30, 2023, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At September 30, 2023, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At September 30, 2023, we had outstanding letters of credit and similar obligations totaling $33.5 million.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 6 to the Condensed Consolidated Financial Statements. Other than the replacement of LIBOR interest rates with SOFR effective on July 1, 2023, as described at Note 6, there were no material changes to the terms of our indebtedness during the nine months ended September 30, 2023.

Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report due to the material weakness in our internal control over financial reporting discussed below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As of September 30, 2023, we identified a material weakness in the operation of our internal control over financial reporting in relation to the accuracy and timeliness of the review and approval of changes to our vendor master payment file.

Since September 30, 2023, we have implemented actions to remediate the material weakness described above. The remediation actions include enhancements to the Company’s policies and procedures for changes to our vendor master payment file and additional training for employees who are responsible for initiation and approval of payments by the Company.
Except for the remediation actions described above taken to address the material weakness, there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. The Company made no repurchases during the three months ended September 30, 2023 under the program. At September 30, 2023, the remaining amount authorized for repurchases under the program was $312.9 million.
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

RED ROCK RESORTS, INC., Registrant

Date:	November 8, 2023	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)