Form 10-K
period 2023-12-31
Red Rock Resorts, Inc.
filed 2024-02-21
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $2.3 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2024
Class A Common Stock, $0.01 par value	59,202,330
Class B Common Stock, $0.00001 par value	45,985,804

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2023.

PART I
ITEM 1.BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC owns and operates seven major gaming and entertainment facilities, including Durango Casino & Resort (“Durango”), and ten smaller casinos (three of which are 50% owned). Durango opened in December of 2023 on approximately 50 acres of land at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. The resort features approximately 533,000 square feet and includes 83,000 square feet of casino space, four full-service food and beverage outlets, a food hall, a state-of-the-art sports book and a resort-style pool.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2023, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC. Other than tax-related assets and liabilities, our only assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
Impact of Economic Conditions
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2023, the unemployment rate in the Las Vegas metropolitan area was 5.3%, down from 5.4% in December 2022 and 6.0% in December 2021. Statewide, the unemployment rate for December 2023 was 5.4%, as compared to 5.2% in December 2022 and December 2021. The median price of an existing single-family home in Las Vegas was $449,900 at December 31, 2023 up 5.9% as compared to December 31, 2022, according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.1% growth rate in 2023. In light of uncertainty in the economic outlook stemming from inflationary pressures, higher interest rates and increased energy costs, we cannot predict whether the trends in unemployment, population growth and housing prices in the Las Vegas area will continue.

In 2022, we permanently closed our Texas Station, Fiesta Henderson, Fiesta Rancho and Wild Wild West properties. We sold our Fiesta Henderson parcel in December 2022 and our Texas Station and Fiesta Rancho parcels in November 2023.
Our properties have continued to experience favorable customer trends in 2023, including consistent visitation from our guests, including a younger demographic, and strong spend per visit. These positive trends, in combination with business optimization and cost reduction measures implemented since 2020, have continued to drive strong operating results for our company. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation, increased energy costs and higher interest rates on the United States and Las Vegas economies may affect our business in the future.
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
Provide a high quality, value-oriented gaming and entertainment experience. We are committed to providing a high-value entertainment experience for our guests, as our significant level of repeat visitors demand exceptional service, variety and quality in their overall experience. We offer a broad array of gaming options, including the most popular slot and video poker products, and the latest technological innovations in slots, table games and sports wagering. We believe that providing a wide variety of entertainment options is also a significant factor in attracting guests. In particular, we feature multiple dining options at all of our major properties, which is a significant motivation for casino visits. We are dedicated to ensuring a high level of guest satisfaction and loyalty by providing attentive guest service in a convenient, friendly and casual atmosphere. As part of our commitment to providing a high-value entertainment experience and to stimulate visitation, we regularly refresh and enhance our gaming and non-gaming amenities.
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
Maximize business profitability. During our over 47-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow-through of revenue to Adjusted EBITDA.
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
Maintain strong employee relations. Station LLC began as a family-run business in 1976 and has maintained close-knit relationships among our management, and we endeavor to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have excellent employee relations. See “Human Capital” for more information on our employee relations. In addition, see Item 1A. Risk Factors—Business, Economic, Market and Operating Risks—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
Develop and operate Native American projects. We provide development and management services to Native American tribes using our expertise in developing and operating regional entertainment destinations. We have successfully developed and managed Native American casinos for over 20 years.

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2023. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________
(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board and a Vice President. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.” The exchange ratio for LLC Units and shares of Class B common stock for shares of Class A common stock is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock. At December 31, 2023, the exchange ratio was 0.934 shares of Class A common stock for each LLC Unit and share of Class B common stock.
(2)    “Continuing Owners” refers to the owners of LLC Units at December 31, 2023 who held such units prior to the Company’s IPO in May 2016.
Properties
Set forth below is selected information about our properties at December 31, 2023.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	795	2,610	61	64
Green Valley Ranch	495	2,145	54	40
Durango	209	2,258	63	50
Palace Station	575	1,620	51	30
Boulder Station	299	2,253	18	46
Sunset Station	457	2,008	31	75
Santa Fe Station	200	2,131	39	39
Wildfire Rancho	—	166	—	5
Wildfire Fremont	—	203	—	5
Wildfire Boulder	—	160	—	2
Wildfire Sunset	—	133	—	1
Wildfire Lake Mead	—	192	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	186	—	—
The Greens	—	40	—	—
Wildfire Lanes	—	178	—	7
	3,030	16,333	317	367
__________________________________________________________________________
(1)Includes slot and video poker machines.
(2)Generally includes blackjack (“21”), craps, roulette, pai gow and baccarat.

Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square-foot outdoor shopping, dining and entertainment center; City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public; and Las Vegas Ballpark, the home of the Las Vegas Aviators professional Triple-A baseball team. Red Rock’s gaming amenities include slots, table games, and a race and sports book. Red Rock is a AAA Four Diamond resort featuring an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include ten full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa and salon, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock also features numerous bars and lounges, new high limit slot and table games rooms and a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from Harry Reid International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. Green Valley Ranch gaming amenities include slots, table games, including a new high limit table games room that opened in November 2023, and a race and sports book. Green Valley Ranch is a Mediterranean-style AAA Four Diamond resort featuring standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, a gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and El Cielo Ballroom. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch also features several bars and offers a variety of quick-serve restaurants.
Durango Casino & Resort
Durango Casino & Resort opened in December of 2023 and is strategically located at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley. Durango is located within the fastest growing area in the Las Vegas Valley and has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site. The approximately 533,000 square foot resort features standard guest rooms and suites, approximately 83,000 square feet of casino space offering slots, table games, individual high limit slot and table games rooms and a state-of-the-art sports book. Non-gaming amenities include four full-service food and beverage outlets, a food hall, four bars, a resort-style pool and over 25,000 square feet of meeting and event space.
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
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Boulder Highway and Interstate 515. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme. Gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include four full-service restaurants, a 750-seat entertainment lounge, five bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station also offers a variety of quick-serve restaurants.
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
Wildfire Fremont
We opened Wildfire Fremont in February 2023. Wildfire Fremont is located on Fremont Street approximately three miles northwest of Boulder Station. Wildfire Fremont has approximately 200 slot machines, a sports book, a full-service restaurant and a bar.
Wildfire Rancho
We purchased Wildfire Rancho in 2003. Wildfire Rancho is located on Rancho Drive, approximately five miles southeast of Santa Fe Station. Wildfire Rancho’s gaming amenities include slots and a sports book. Wildfire Rancho’s non-gaming amenities include a lounge, outdoor patio and quick-serve food offerings.
Wildfire Boulder and Wildfire Sunset
We purchased Wildfire Boulder and Wildfire Sunset in 2004. Both properties are located in Henderson, Nevada, and offer gaming amenities which include slots and sports wagering. In addition, both properties offer non-gaming amenities which include a quick-serve restaurant and a bar. Wildfire Boulder is located approximately eight miles southeast of Sunset Station. Wildfire Sunset is located next to Sunset Station.
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
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, which features slots, a sports book and a restaurant, The Greens, which features slots, a restaurant and lounge, and Wildfire Lanes, which features slots, a sports book, a quick-serve restaurant, two bars and an 18-lane bowling center.
Developable Land
We own approximately 441 acres of developable land comprised of six strategically-located parcels in Las Vegas, Nevada, each of which is zoned for casino gaming and other commercial uses. Following is a description of our parcels of land held for development:
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

•Cactus Avenue: We own approximately 128 acres near the intersection of Cactus Avenue and Las Vegas Boulevard, approximately six miles south of the Las Vegas Strip.
•Via Inspirada/Bicentennial Parkway: We own approximately 44 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas valley, approximately six miles southwest of Green Valley Ranch. This site is the only casino gaming-entitled property in the master-planned community of Inspirada.
•Skye Canyon: We own approximately 48 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles northwest of Santa Fe Station.
•Losee Road/I-215: We own approximately 67 acres of land near the intersection of Interstate 215 and Losee Road in North Las Vegas.
Native American Development
We have entered into a Third Amended and Restated Management Agreement (the “Management Agreement”) and a Third Amended and Restated Development Agreement (the “Development Agreement”), each dated November 7, 2023, with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located on a 305-acre site (the “North Fork Site”) located adjacent to U.S. Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the United States Department of the Interior in February 2013.
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
The development of the North Fork Project is subject to ongoing legal challenges and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Item 1A. Risk Factors— Business, Economic, Market and Operating Risks - We may not be successful in entering into additional management or development agreements for Native American gaming opportunities.
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
At December 31, 2023, there were approximately 40 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 144 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2023, there were approximately 1,504 restricted gaming locations in Clark County with approximately 14,570 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, sports betting, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which has resulted in a substantial expansion of sports betting outside the state of Nevada. Several states have legalized or are considering legalizing casino gaming in designated areas. Legalized casino and sports betting in various states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
We also face competition from internet poker and sports betting operators in Nevada. In addition, internet gaming has commenced in Nevada, New Jersey, Delaware, Pennsylvania, Michigan and West Virginia, internet sports betting has commenced in a majority of states, and legislation permitting internet gaming and/or sports betting has been approved or proposed by a number of other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we may manage for Native American tribes.
Native American gaming in California, as it currently exists, has had limited impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, 76 Native American tribes have Tribal-State Compacts with the State of California or procedures with the Secretary of the Interior to operate Class III gaming in California. At December 31, 2023, there were 66 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
Regulation and Licensing
In addition to gaming regulations, our business is subject to various federal, state and local laws and regulations of the United States and Nevada. These laws and regulations include, but are not limited to, restrictions concerning employment and immigration status, currency transactions, zoning and building codes, protection of human health and safety and the environment, marketing and advertising, privacy and telemarketing. Because we deal with significant amounts of cash in our operations we are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or any of the other laws or regulations to which we are subject could result in regulatory actions, fines, or other penalties. Any material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities or material regulatory actions, fines, penalties or other actions could adversely affect our business and operating results.
Nevada Gaming Laws and Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”) and various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the Las Vegas City Council, the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”),

the Henderson City Council and certain other local regulatory agencies. The Nevada Commission, Nevada Board, Las Vegas City Council, CCLGLB, Henderson City Council, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities.”
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
Our indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Boulder LLC, NP Durango LLC, NP Palace LLC, NP Red Rock LLC, NP Santa Fe LLC, NP Sunset LLC, Station GVR Acquisition, LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, SC SP 2 LLC, NP LML LLC, NP Centerline Holdings LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. SC SP 4 LLC holds a restricted gaming license. NP Opco Holdings LLC is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company and is licensed as the sole member and manager of NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP River Central LLC, NP Centerline Holdings LLC, Station GVR Acquisition, LLC and NP Durango LLC. NP Opco LLC is also found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC and NP LML LLC. SC SP Holdco LLC is registered as an intermediary company and is licensed as the sole member and manager of SC SP 2 LLC and SC SP 4 LLC. NP Green Valley LLC is registered as an intermediary company and is licensed as a 50% member and the sole manager of Greens Café, LLC, Town Center Amusements, Inc., a Limited Liability Company and Sunset GV, LLC, which are licensed to conduct nonrestricted gaming operations. A license to conduct “nonrestricted” gaming operations is a state gaming license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system., A license to conduct “restricted” gaming operations is a state gaming license to operate not more than 15 slot machines and no other gaming device, race book or sports pool. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). On November 16, 2023, the Nevada Commission approved the Tenth Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Tenth Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.
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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Tenth Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $50,000 for all purposes, including foreign gaming and compliance with the Tenth Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, Santa Fe Station and Wildfire Fremont are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Durango are subject to liquor licensing control and regulation by the CCLGLB. Sunset Station, Green Valley Ranch, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
Several bills have been introduced in Congress that would amend the IGRA. Any amendment of the IGRA could change the governmental structure and requirements within which tribes could conduct gaming and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens. In addition, any amendment to or expiration of a tribal-state compact may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.
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
Anti-Money Laundering Laws
Our services are subject to federal anti-money laundering laws, including the Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”). On an ongoing basis, these laws require us, among other things, to: (i) maintain an anti-money laundering program; (ii) designate and maintain individuals to assure compliance; (iii) train relevant personnel; (iv) identify and report large cash transactions and suspicious activity; (v) screen individuals and entities against sanctions and watch lists; and (vi) independently test for compliance.
Anti-money laundering regulations and regulator expectations thereof are constantly evolving. We implement policies and procedures to reasonably assure compliance with anti-money laundering regulations and continuously monitor our compliance with these regulations. We cannot predict how these future regulations and expectations thereof might affect us. Complying with future regulations could be expensive or require us to change the way we operate our business.
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
Social Responsibility and Environmental Stewardship
The Company and Station LLC have a longstanding commitment to social responsibility, and we pride ourselves on our established track record of outstanding corporate citizenship. We believe that our programs and our team members’ participation in our programs and the community causes they support have had a significant positive impact on the communities in which we operate. Our decades-long commitment to acting as a responsible corporate citizen has been reflected in recent years through: Station Casinos’ donation of $1 million to the COVID-19 Emergency Response Fund to purchase personal protective equipment and critical medical supplies, including test kits, for use by first responders and healthcare professionals throughout Nevada; our pandemic-related food donations through Three Square Food Bank; our donations to the Public Education Fund to support distance learning initiatives; our longstanding support of the “Smart Start” school program supporting in-need schools in Clark County; and our support of Three Square Food Bank’s “Backpack for Kids” program supporting children experiencing food insecurity; and by our support and encouragement of our team members as they collectively completed thousands of volunteer hours, including paid volunteer hours, through these and other initiatives. Throughout the pandemic and continuing to the present, we have maintained partnerships with emergency services, local municipalities and charitable organizations through which we have made available our properties for emergency training and preparedness, as well as for COVID-19 testing sites and food distribution centers.
At the Company, we consider environmental stewardship to be part of our social responsibility. In the last several years, we have sought and obtained Green Globes certification through the Green Building Initiative for all of our seven operating resort properties and our corporate building, all of which have obtained at least three globes and several of which have obtained four. In addition, we are considering the addition of rooftop solar arrays at our seven operating resort properties. We have also taken an early and leading role in seeking to add charging stations for electric vehicles at our properties and we have charging stations available at each of our resort properties. Notably, we designed our Durango project with sustainability goals in mind, including incorporation of Green Globes certification into the construction process. In addition, the Durango project features bike access with dedicated bike lanes and utilizes water conservation design features. In addition, we have installed water saving fixtures at each of our resort properties and we have removed natural grass features at all of our resort properties to reduce water consumption, well in advance of any mandate to do so.
Since its inception over 47 years ago, Station LLC has been steadfast in its commitment to promoting responsible gaming practices. As a provider of entertainment that can become problematic for some individuals, we do our best to provide information on the available support, treatment, and assistance programs. We are a charter member of the National Center for Responsible Gaming and we have contributed over $150,000 to the organization. We have been a member of the Nevada Council on Problem Gambling since 1996 and have contributed more than $55,000 to the organization. Our benefits programs include insurance coverage for the treatment of problem gambling for our team members who may recognize a gambling problem due to their proximity to the product. In our properties, in compliance with regulation, we post written materials concerning the nature and symptoms of problem gambling and the toll-free 1-800 problem gambling helpline on or near all gaming and cage areas and ATMs. Finally, our team members actively participate in events annually during Responsible Gaming Education Week. These activities are designed to promote awareness among our team members and guests of the need to gamble responsibly and of the treatment options available for problem gamblers.
Human Capital
At January 31, 2024, we had approximately 9,385 employees, all of whom were employed in the United States. We have a talented and diverse workforce and believe we have excellent employee relations. We have always understood that our most important asset is our team members. We continue to roll out our “Focus on Family” program to all of our team members to recognize the contribution that every team member has made to the Company.
Our team members have also benefited from the following:
•We offer free medical and health benefits to all of our team members making less than $100,000 per year;
•We have three on-site medical centers offering free office visits, free generic prescriptions and free lab services for insured team members and their families;
•We have one full service dental center for team members and their families;
•We offer six weeks of paid parental leave (for each employed parent);
•We have instituted a paid volunteer day for team members;
•We initiated a Surviving Family Support program that pays surviving family members six months of medical and dental insurance;
•We pay full tuition of team members who want to become full-time dealers in our industry;
•We offer competitive pay, which has and will continue to positively impact the vast majority of our team members;
•We have an innovative 401(k) retirement program, which we believe is far superior to a traditional pension, pursuant to which we contributed over $26.3 million in the past three years, including $8.8 million in 2023;
•We have hired a specialist in citizenship and immigration services to assist our team members;
•We have hired a health and wellness coordinator; and
•We have begun implementing extensive programs focusing on leadership and development.
These initiatives, together with other positive changes we have made, were designed to enhance the long-term health, well-being and financial security of our team members and their families as well as give us the ability to recruit and retain the best team members and make us the employer of choice in the Las Vegas valley. Our efforts were recognized for the third year in a row by our team members, who voted us the top casino employer in the Las Vegas valley.
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
•changes in local and state governmental laws and regulations, including gaming laws and regulations and public health related orders and directives;
•natural and other disasters;
•increased gasoline prices, which may discourage travelers from visiting our properties; and
•a decline in the local population.
Our strategy of growth through master-planning of certain of our major casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. Las Vegas and its surrounding areas have been growing over the past few decades, including certain periods of significant growth, but no assurance can be given that the regional population will continue to grow at its historic pace or at all. Even if this trend continues, there can be no assurance that such population growth will justify future development, additional casinos or expansion of any of our existing casinos, which can affect our results of operations and financial condition and limits our ability to expand our business.
Our business is sensitive to changes in consumer sentiment and discretionary spending.
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending, consumer preferences or consumer purchase power brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, inflation, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, and effects or fears of war, civil unrest, terrorism, violence, widespread illnesses or epidemics could further reduce customer demand for our offerings and materially and adversely affect our business and results of operations. Notably, after years of a low interest rate environment, central banks across the globe significantly (and swiftly) increased interest rates to stem inflation. Though the global inflation rate began to stabilize, and in some cases decline, in 2023, core inflation has proved persistent. Thus, there is no telling if interest rates will stabilize, continue to increase or decrease. Widespread increases in costs of goods and services due to inflation and supply chain challenges and rising interest rates have negatively impacted, and may negatively impact, the discretionary spending of our customers in the future and, in turn, our results of operations. We cannot be certain of the extent or duration of any resulting negative impacts on our business.
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
Our casino properties face competition for customers and employees from all other casinos and hotels in the Las Vegas metropolitan area including, to some degree, each other. In addition, our casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the Las Vegas metropolitan area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could also have a material adverse effect on the business of our casino properties. If our competitors operate more successfully than we do, or if they attract customers away from us as a result of aggressive pricing and promotion or enhanced or expanded properties, we may lose market share and our business could be adversely affected. If they are successful in soliciting our employees it could be costly to replace such employees.
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with online betting and gaming, state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms and other forms of legalized gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased, and competition may intensify if more Native American gaming facilities are developed. Several states have approved or are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which has resulted in a substantial expansion of sports betting outside the state of Nevada, including online sports betting. In addition, multiple operators offer online gaming in Nevada and a number of other states and online betting and gaming is expected to continue to expand in states that currently authorize such activities and in new jurisdictions that legalize such activities. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, especially if such gaming is conducted in areas close to our operations. Two ballot initiatives that would have permitted sports betting in California, including online and mobile betting, were recently defeated. However, there can be no assurance that similar measures will not be approved in the future. For further details on competition in the gaming industry, see Item 1. Business—Competition.
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
We recently opened a new casino, Durango, on Durango Drive in the southwest Las Vegas valley, and we expect to begin development of other projects in the Las Vegas valley and the North Fork project. We expect to continue to evaluate expansion opportunities as they become available and construct other new facilities or enhance our existing properties by constructing additional facilities in the future. Such construction projects entail significant risks, including the following, any of which can give rise to delays or cost overruns:
•shortages of material or skilled labor, including due to supply chain issues that are beyond our control;
•unforeseen engineering, environmental or geological problems;
•work stoppages;

•weather interference;
•floods;
•unanticipated cost increases; and
•legal or political challenges.
The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. We may spend a significant sum of money in the planning stages of a project and then determine not to proceed. In addition, construction, equipment, staffing requirements, problems or difficulties in obtaining and maintaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to North Fork or other expansion and development projects could have a material adverse impact on our results of operations.

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
We have invested in real property in connection with development and expansion opportunities and we evaluate and may pursue acquisition opportunities in existing and emerging jurisdictions. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:
•our ability to identify and acquire attractive acquisition opportunities and development sites at attractive prices;
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
•restrictions on and obligations with respect to our business that may exist in connection with any such pending transaction or investment;
•our ability to retain key employees;
•our ability to identify and develop satisfactory relationships with joint venture partners;
•to the extent we acquire existing operations, our ability to integrate the systems and employees from such operations; and
•our ability to effectively manage any combined business following an acquisition.
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
Our businesses are capital intensive. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to, the proposed North Fork project, and acquisitions of other gaming properties and/or operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.
If we are unable to access sufficient capital from operations, borrowings or otherwise, we may be precluded from:
•maintaining or enhancing our properties;

•taking advantage of future opportunities;
•growing our business; or
•responding to competitive pressures.
Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to incur additional debt at unattractive prices, and servicing the payments on such debt could adversely affect our results of operations and financial condition. Under such circumstances, we may be required to sell common or preferred equity or some of our assets in order to bolster our working capital and liquidity. Limited liquidity and working capital may also restrict our ability to maintain and update our casino properties, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.
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
We have a development agreement and management agreement with the North Fork Rancheria of Mono Indians relating to development and operation of a casino to be located in Madera County, California and we intend to seek additional development and management contracts with Native American tribes. However, we cannot be sure that we will be able to develop the North Fork project or that we will be successful in entering into agreements for new development opportunities. While we believe that the ongoing legal challenges to the North Fork project will be resolved and that development of the North Fork project will proceed, the development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment. For more information see Item 3. Legal Proceedings.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
Our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. The Local Joint Executive Board of Las Vegas (the “LJEBLV”) has been certified as the collective bargaining representative of non-gaming employees at Sunset Station and Green Valley Ranch. We have not yet entered into collective bargaining agreements with the bargaining units represented by the LJEBLV at either of these properties. The LJEBLV had been recognized as the collective bargaining representative for a unit of non-gaming employees at Palace Station and Boulder Station, but we no longer recognize the LJEBLV as the bargaining representative of those employees at either of those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by the LJEBLV. In an election held in December 2019, a proposed bargaining unit consisting of non-gaming employees of Red Rock rejected the LJEBLV as their bargaining representative. The LJEBLV and the National Labor Relations Board (the “NLRB”) has contested the election results at Red Rock and as a result of actions related to that contest we are currently bargaining with the LJEBLV at Red Rock, although we have not yet entered into a collective bargaining agreement with the bargaining units represented by the LJEBLV at Red Rock. The LJEBLV and the NLRB are also contesting the withdrawal of recognition of the LJEBLV at Boulder Station and Palace Station and in addition have commenced an action which seeks, among other things, an order forcing us to collectively bargain with the LJEBLV at each of our resort properties. Accordingly, it is uncertain whether we will be subject to, or continue to be subject to, a bargaining obligation or whether we will eventually agree to enter into a collective bargaining agreement at any of our properties. In addition, slot technicians are represented by the International Union of Operating Engineers, Local 501 (“Local 501”) at Palace Station and Green Valley Ranch. We are bargaining with, but have not yet entered into collective bargaining agreements with, the bargaining units represented by Local 501 at these properties. Local 501 had been recognized as the collective bargaining representative for a unit of slot technicians at Sunset Station and Red Rock, but we no longer recognize Local 501 as the bargaining representative of those employees at either of those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by Local 501. Local 501 and the NLRB are contesting the withdrawal of recognition of Local 501 at Sunset Station and Red Rock. None of our other casino properties are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union; however, we believe that organizing efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized.
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
Any work stoppage at one or more of our casino properties or construction projects which may be undertaken, in each case whether or not union driven, could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. Strikes and work stoppages involving laborers at a construction project could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our financial condition and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or any construction project in the future. As noted above, our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units.
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
We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals, particularly in connection with our development activities. Certain environmental laws can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to the investigation or remediation of sites at which hazardous wastes or materials were disposed or released. Private parties may also bring claims arising from the presence of hazardous materials on a site or exposure to such materials. We are currently involved in monitoring activities at or adjacent to a few of our sites due to historical or nearby operations. Environmental laws, regulations and standards have become increasingly stringent overtime and this trend is expected to continue, which may make compliance with new requirements more difficult or costly or otherwise adversely affect our operations. Failure to comply with environmental laws or regulations, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties, cessation of operations or site clean ups, or otherwise adversely affect our business, financial condition and results of operations.
The effects of climate change and/or increased regulation by international, national, state, regional, and local regulatory bodies of greenhouse gas emissions could materially affect our business, financial condition, results of operation and cash flows.
There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon dioxide and methane, emissions, and climate change issues. The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at COP 26 in Glasgow in November 2021 and reaffirmed at COP 28 in Dubai in November and December 2023.
Future regulation could impose stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. In addition, the current presidential administration has taken steps to further regulate GHG emissions. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations, but it could be costly and difficult to implement.
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
If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. Investors are increasingly focused on ESG matters and failure to address their needs could lead to stock price volatility. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. For instance, the SEC is in the process of considering new disclosure rules that would require companies to disclose the impact of climate change and their risk mitigation environment and practices. Our failure to comply with any applicable rules or regulations as they are adopted, as well as our failure to predict trends and stakeholder requirements related to ESG, could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.
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
Our casinos and hotels use significant amounts of electricity, natural gas, other forms of energy and water. The southwest United States is currently experiencing a series of long-lasting drought phases, which may result in governmentally-imposed restrictions on water use or increases in the cost of water. Any such restrictions on use of water or increases in cost could adversely impact our business and our results of operations. While no shortages of energy have been experienced recently, we have experienced and are currently experiencing increases in the cost of energy. Energy shortages or substantial or continuing increases in the cost of electricity have negatively affected our operating results in the past, and could adversely impact our business and our results of operations.
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
Our business requires the collection and retention of large volumes of data about our customers, employees, suppliers and business partners, including customer credit card numbers and other personally identifiable information of our customers and employees, in various information systems that we maintain and in those maintained by third-party service providers. The integrity and protection of that data is important to our business and is subject to privacy laws enacted by various jurisdictions. The regulatory environment and the requirements imposed on us by the payment card industry surrounding information, security and privacy are evolving and may be inconsistent. Our systems may be unable to meet changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those maintained by service providers, may be subject to cyber-attacks, security breaches, system failures, viruses, operator error or inadvertent releases of data. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, significant fines and penalties and liability, result in the deterioration of our customers’ and employees’ confidence in us, and adversely affect our business, results of operations and financial condition.
Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data, and other forms of electronic security breaches. The techniques and sophistication used to conduct cyberattacks and compromise information technology infrastructure, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. The steps we have taken to mitigate these risks may not be sufficient and a significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and employee relationships and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. If any of these risks materialize, they could have an adverse effect on our business, results of operations and cash flows.

Risks Related to our Indebtedness
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2023, the principal amount of our outstanding indebtedness totaled approximately $3.35 billion and we had $479.3 million of undrawn availability under our Revolving Credit Facility, which is net of the issuance of approximately $39.8 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2023, we had $479.3 million of undrawn availability under our Revolving Credit Facility, which is net of $512.0 million in outstanding borrowings and the issuance of approximately $39.8 million of letters of credit and similar obligations. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of significant assets or operations or sell equity to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the documents governing our indebtedness limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.
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
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 90.1% of the combined voting power of Red Rock as of December 31, 2023. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:
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
The interests of the Fertitta Family Entities may differ from our interests or those of our other stakeholders, including our stockholders and the concentration of control in the Fertitta Family Entities will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of the Fertitta Family Entities may also prevent or cause a change of control of our Company or a change in the composition of our board of directors and will make many transactions impossible without the support of the Fertitta Family Entities, even if such events are in the best interests of our other stakeholders. As a result of the concentration of voting power among the Fertitta Family Entities, we may take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment in our Class A common stock to decline.
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
The payments that we may make under the TRA could be substantial. At December 31, 2023 and 2022, our liability under the TRA with respect to previously consummated transactions was $22.1 million and $28.6 million, respectively. Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2023 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates based on current assumptions. The amount of actual payments could differ materially.
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
General Risks
The market price of our Class A common stock could decline upon the exchange of LLC Units by our Continuing Owners.
At December 31, 2023, approximately 46 million LLC Units of Station Holdco were owned by our Continuing Owners, or 42.2% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Class B Common Stock” within Note 9 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 90.1% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
The market price of our Class A common stock may be significantly affected by factors such as quarterly variations in our results of operations, changes in government regulations, general market conditions specific to the gaming industry, changes in interest rates, changes in general and/or local economic and political conditions, volatility in the financial markets, threatened or actual litigation or government investigations, the addition or departure of key personnel, actions taken by our stockholders, including the sale or other disposition of their shares of our Class A common stock, differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections. These and other factors may lower the market price of our Class A common stock, even though they may or may not affect our actual operating performance.
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
Additionally, significant sales of our Class A common stock, whether by the principal equity holders or the Company, could have a significant effect on the price of our Class A common stock and, in the case of sales by the Company, a dilutive effect on existing stockholders.

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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
We rely on our technology infrastructure and information systems to operate our gaming and non-gaming facilities, interact with customers, employees, utilize our data, support and grow our customer base, and bill, collect, and make payments. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed systems and processes, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors with significant means.
We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. Our Board of Directors has direct oversight of our management of cybersecurity risks.
The Board of Directors receives an evaluation of cybersecurity risks, which includes detailed descriptions of the actions we have taken to accept, transfer, or mitigate these risks and an analysis of cybersecurity threats and incidents across the industry. The Board of Directors reviews the evaluation on an annual basis. Management will provide a comprehensive update to the Board of Directors on cybersecurity threats and risk mitigation at least annually, and more frequently as relevant.
Our Chief Information Security Officer reporting to our Chief Information Officer as well as the Chief Financial Officer is a twenty four year industry veteran, with 10 years of business operations experience and 14 years of technology experience including six years directly in cybersecurity. The Chief Information Security Officer has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Board of Directors on a regular basis. These updates contain information such as key performance indicators, National Institute of Standards and Technology (“NIST”) Cybersecurity Framework status, cybersecurity road map status, and current events and issues.
Our Director of Cyber Security reports to our Chief Information Security Officer as well as our Chief Information Officer and is responsible for the operation of our cybersecurity program. Our Director of Cyber Security has 30 years of combined information technology experience with ten of those years working in the cybersecurity field as both an engineer and a director.

We have adopted the NIST Cybersecurity Framework to continually evaluate and enhance our cybersecurity procedures. Activities include mandatory monthly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats.
When we experience a cybersecurity incident, our Chief Information Security Officer or Chief Information Officer will inform our Senior Leadership and/or the Board of Directors, Computer Security Incident Response Team, which will then evaluate and assess the nature and materiality of the incident to the Company, in general, its information technology infrastructure and data integrity, and whether the cybersecurity incident should be reported to the Board of Directors in advance of or external to the next regular cybersecurity update. Once a cybersecurity incident is reported to the Board of Directors, the Board of Directors, with the input of the Chief Information Security Officer and Chief Information Officer, will determine how to address it.
We engage subject matter experts such as consultants and auditors to assist us in establishing processes to assess, identify and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident. The Chief Information Security Officer oversees and establishes the parameters of our engagement with these experts to ensure we obtain the supplement assistance needed in this area, if any.
If there is a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Security breaches of our systems may allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information. Though we take steps to ensure our products and/or software are secure, it is possible that a cybersecurity incident could result in the loss or compromise of critical data. If a guest alleges that a cybersecurity incident causes or contributes to a loss or compromise of critical data, whether or not caused by us, we could face harm to our reputation and financial condition and regulatory repercussions. A cybersecurity incident could materially harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. See Item 1A. Risk Factors— Business, Economic, Market and Operating Risks—Failure to maintain the integrity of our internal or customer data, including defending our information systems against hacking, security breaches, computer malware, cyber-attacks and similar technology exploitation risks, could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
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
•Durango, which opened in December 2023, is situated on approximately 50 acres that we own in Las Vegas, Nevada.
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
We own 441 acres of developable land comprised of six strategically-located parcels in Las Vegas, each of which is zoned for casino gaming and other commercial uses. We also own one additional site that is being positioned for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
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
Dividends
During the years ended December 31, 2023 and 2022, we declared and paid quarterly cash dividends totaling $1.00 per share to Class A common stockholders. In addition, in December 2022, we paid a special cash dividend of $1.00 per share to Class A common stockholders.
On February 7, 2024, we announced that our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 29, 2024 to shareholders of record as of March 15, 2024. In addition, on February 7, 2024, we announced that we would pay a special cash dividend of $1.00 per share of Class A common stock, to be paid on March 4, 2024, to shareholders of record as of February 22, 2024.
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
Holders
At February 15, 2024, there were 11 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023 we repurchased 860 shares of Class A common stock at an average price paid per share of $41.88, related to shares withheld in satisfaction of tax withholding obligations on vested restricted stock.
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. The Company made no repurchases during the three months ended December 31, 2023 under the program. At December 31, 2023, the remaining amount authorized for repurchases under the program was $312.9 million.
Recent Sales of Unregistered Securities—None.
Stock Performance Graph
The following graph for the period beginning on December 31, 2018 and ending on December 31, 2023 compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400”) and the Standard & Poor’s Composite 1500 Casinos & Gaming Index (“S&P Composite 1500 Casinos & Gaming”).

	Cumulative Total Return
	December 31,
	2018	2019	2020	2021	2022	2023
Red Rock Resorts, Inc.	$100.00	$119.92	$126.92	$296.30	$225.92	$307.68
S&P MidCap 400	100.00	126.20	143.44	178.95	155.58	181.15
S&P Composite 1500 Casinos & Gaming	100.00	150.30	173.56	171.00	135.35	156.34
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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In December 2023, we opened Durango at the intersection of Durango Drive and Interstate 215 in the southwest Las Vegas valley, and in February 2023, we opened our tenth smaller casino, Wildfire Fremont. As of December 31, 2023, we offered 16,333 slot machines, 317 table games and 3,030 hotel rooms in the Las Vegas market. In 2022, we permanently closed our Texas Station, Fiesta Henderson, Fiesta Rancho and Wild Wild West properties. A subsidiary of Station LLC also previously managed Graton Resort in northern California on behalf of a Native American tribe through February 5, 2021.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco (“LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2023, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
Our Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
Our principal source of revenue and operating income is gaming, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% to 85% of our casino revenue is generated from slot play. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive and we utilize debt to fund many of our capital initiatives, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2023, the unemployment rate in the Las Vegas metropolitan area was 5.3%, down from 5.4% in December 2022. Statewide, the unemployment rate for December 2023 was 5.4%, as compared to 5.2% in December 2022. The median price of an existing single-family home in Las Vegas was $449,900 at December 31, 2023 up 5.9% as compared to December 31, 2022, according to the Las Vegas Realtors®. In addition, Las Vegas remains one of the fastest growing metropolitan areas in the United States, posting a 2.1% growth rate in 2023. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates, increased energy costs and increased geo-political and regional conflicts, we cannot predict whether the trend in unemployment or the trend in housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including consistent visitation from our guests and strong spend per visit across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive consistent operating results in 2023. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation, increased energy costs and interest rate fluctuations may affect our business in the future.
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
Results of Operations
The following table presents information about our results of operations for the year ended December 31, 2023 compared to 2022 (dollars in thousands). Information about our results of operations for the year ended December 31, 2022 compared to 2021 can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

	Year Ended December 31,
	2023	2022	Percent change
Net revenues	$1,724,086	$1,663,786	3.6%
Operating income	558,688	561,302	(0.5)%

Casino revenues	1,132,154	1,126,058	0.5%
Casino expenses	293,993	279,537	5.2%
Margin	74.0%	75.2%

Food and beverage revenues	313,619	283,067	10.8%
Food and beverage expenses	244,786	224,903	8.8%
Margin	21.9%	20.5%

Room revenues	183,103	164,502	11.3%
Room expenses	55,064	52,017	5.9%
Margin	69.9%	68.4%

Other revenues	94,403	87,089	8.4%
Other expenses	32,549	32,258	0.9%

Management fee revenue	807	3,070	n/m

Selling, general and administrative expenses	374,494	353,043	6.1%
Percent of net revenues	21.7%	21.2%

Depreciation and amortization	132,536	128,368	3.2%
Write-downs and other, net	31,976	(47,660)	n/m
Asset impairment	—	80,018	n/m
Interest expense, net	181,023	129,889	39.4%
Net income attributable to noncontrolling interests	161,772	184,895	(12.5)%
Provision for income tax	(42,984)	(44,530)	(3.5)%
Net income attributable to Red Rock	176,004	205,457	(14.3)%
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
Net Revenues. Net revenues for the year ended December 31, 2023 increased by $60.3 million to $1.72 billion as compared to $1.66 billion for the year ended December 31, 2022. Contributing to our year over year increase is our Durango property which opened on December 5, 2023. We achieved year over year growth of 0.5%, 10.8%, 11.3% and 8.4% in casino revenue, food and beverage, room and other revenues, respectively. There was no revenue from our Native American management activity for the year ended December 31, 2023, resulting in a decrease in management fee revenue.
Operating Income. For the year ended December 31, 2023 our operating income was $558.7 million. For the year ended December 31, 2022 our operating income was $561.3 million and included the impact of impairment charges of $80.0 million related primarily to the permanent closure of our Texas Station, Fiesta Rancho and Fiesta Henderson properties in June 2022. Additional information about factors impacting our operating income is discussed below.
Casino.  Casino revenues increased by $6.1 million for the year ended December 31, 2023 as compared to 2022. For 2023, slot handle was consistent as compared to 2022, table games drop increased by 9.2% and race and sports write decreased by 3.8%. Our hold percentages for 2023 were consistent compared to 2022. Casino expenses increased by 5.2% for the year ended December 31, 2023 as compared to the prior year, primarily due to higher employee-related costs.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering. For the year ended December 31, 2023, food and beverage revenue increased by 10.8% as compared to 2022, primarily due to an increase in our catering and group business. For 2023, the average guest check increased by 6.1%, while the number of restaurant guests served decreased by 4.0% as compared to 2022. Food and beverage expenses for the year ended December 31, 2023 as compared to the prior year increased by 8.8%, primarily due to higher employee-related costs, associated catering costs and costs of sales.
Room. For the year ended December 31, 2023 as compared to 2022, room revenues increased by 11.3% and room expenses increased by 5.9%. Room expenses were higher for the year ended December 31, 2023 as compared to 2022 commensurate with the higher revenues and increased occupancy.
Information about our hotel operations is presented below:

	Year Ended December 31,
	2023	2022
Occupancy	87.4%	83.0%
Average daily rate	$199.54	$179.88
Revenue per available room	$174.47	$149.34
Our ADR improved by 10.9%, our revenue per available room improved by 16.8% and our occupancy rate improved by 4.4 percentage points for 2023 as compared to 2022 due to improved demand.
Other. Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment and their corresponding expenses. For the year ended December 31, 2023, other revenues increased by 8.4% as compared to the prior year, primarily driven by leased outlets, bowling and spas. Other expenses were consistent as compared to the prior year.
Management Fee Revenue. For the year ended December 31, 2023, management fees represented fees earned from the management of our joint ventures. For the year ended December 31, 2022, management fees represented fees earned from our previous agreement with a Native American tribe to manage Graton Resort, as well as fees earned from the management of our joint ventures. We ceased to manage Graton Resort on February 5, 2021.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 6.1% to $374.5 million for the year ended December 31, 2023 as compared to $353.0 million for the prior year. The increase in SG&A expenses as compared to the prior year was primarily due to higher employee-related costs, repairs and maintenance and utilities, partially offset by a decrease in legal expenses. As a percentage of net revenue, SG&A expenses for the year ended December 31, 2023 were effectively flat as compared to the prior year as we continued to focus on operational efficiencies and cost control.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2023 increased to $132.5 million as compared to $128.4 million for 2022. The increase for 2023 was primarily due to higher depreciation expense for development projects placed into service, including Durango, partially offset by a decrease in depreciation expense for the closed properties. We ceased recognizing depreciation expense for Texas Station, Fiesta Rancho and Fiesta Henderson in June 2022 and Wild Wild West in September 2022.
Write-downs and other, net. Write-downs and other, net, include gains and losses on asset disposals, demolition and others costs associated with our closed properties, preopening and development expenses, business innovation and technology enhancements, contract termination costs and non-routine items. For the year ended December 31, 2023, write-downs and other, net was a loss of $32.0 million, comprising $53.4 million in preopening and development expenses, $10.1 million of demolition costs associated with the permanently closed properties, $4.0 million in business innovation development, and other, partially offset by net gains on land sales of $38.6 million. For the year ended December 31, 2022, write-downs and other, net was a gain of $47.7 million, comprising net gains on capital asset transactions of $79.0 million (including gains on land sales of $76.3 million), partially offset by preopening expense of $3.7 million for Durango, $9.3 million of demolition costs associated with the closed properties, $9.2 million in business innovation development, $6.7 million in artist performance agreement termination costs associated with Palms, and other.
Asset Impairment. There were no asset impairment charges for the year ended December 31, 2023. For the year ended December 31, 2022, we recognized asset impairment charges totaling $80.0 million, primarily to write off the facilities and certain related assets at Texas Station, Fiesta Rancho and Fiesta Henderson, which we permanently closed in June 2022.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2023	2022
Interest cost, net of interest income	$201,243	$126,150
Amortization of debt discount and debt issuance costs	9,608	9,626
Capitalized interest	(29,828)	(5,887)
Interest expense, net	$181,023	$129,889
Interest expense, net, for the year ended December 31, 2023 was $181.0 million, an increase of 39.4% as compared to $129.9 million for 2022. The increase in interest expense, net was due to higher variable interest rates applicable to our credit facility as well increased borrowings under our revolving credit facility, primarily associated with the Durango development project. At December 31, 2023, $2.1 billion of borrowings under the credit agreements were based on variable interest rates, primarily the Secured Overnight Financing Rate (“SOFR”), plus applicable margins of 1.50% to 2.25%, and the SOFR rate applicable to our outstanding SOFR-based borrowings was 5.46%. We expect that interest rates on our credit facility may continue to vary in response to macroeconomic conditions. Based on our outstanding borrowings at December 31, 2023, an assumed 1% increase in variable interest rates would cause our annual interest rate cost to increase by approximately $21.2 million. Additional information about our long-term debt is included in Note 8 to the Consolidated Financial Statements.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the years ended December 31, 2023 and 2022 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Provision for Income Tax. For the years ended December 31, 2023 and 2022, we recognized income tax expense of $43.0 million and $44.5 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 11.3% for the year ended December 31, 2023 was less than the statutory rate.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2023 and 2022 for our two reportable segments and a reconciliation of our consolidated net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management activities.

	Year Ended December 31,
	2023	2022
Net revenues
Las Vegas operations	$1,709,951	$1,651,048
Native American management	—	2,207
Reportable segment net revenues	1,709,951	1,653,255
Corporate and other	14,135	10,531
Net revenues	$1,724,086	$1,663,786

Net income	$337,776	$390,352
Adjustments
Depreciation and amortization	132,536	128,368
Share-based compensation	19,673	17,515
Write-downs and other, net	31,976	(47,660)
Asset impairment	—	80,018
Interest expense, net	181,023	129,889
Provision for income tax	42,984	44,530
Other	—	866
Adjusted EBITDA	$745,968	$743,878

Adjusted EBITDA
Las Vegas operations	$818,820	$812,849
Native American management	—	1,071
Corporate and other	(72,852)	(70,042)
Adjusted EBITDA	$745,968	$743,878

The year-over-year changes in Adjusted EBITDA were due to the factors described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, preopening and development, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, provision for income tax and other.
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

Holding Company Financial Information
The indentures governing the 4.50% Senior Notes and the 4.625% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes, the liability associated with the tax receivable agreement (“TRA”) and a note receivable from Station LLC.
At December 31, 2023, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.2 million, $14.4 million of income tax receivable, $43.4 million of deferred tax assets, net, and a $34.0 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.1 million liability under the TRA, of which $1.7 million is expected to be paid in the next twelve months and $3.3 million of other liabilities. The Holding Company’s $34.0 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2022, the Holding Company had cash of $15.3 million, $75.7 million of deferred tax assets, net, $0.3 million of prepaid expenses, a $28.6 million liability under the TRA, of which $6.6 million was current, $1.7 million of other current liabilities and $1.8 million of other long-term liabilities.
For the years ended December 31, 2023 and 2022, the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company had a net loss of $42.0 million and $46.0 million, respectively, primarily representing provision for income tax.
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
At December 31, 2023, we had $137.6 million in cash and cash equivalents, and Station LLC’s borrowing availability under its revolving credit facility was $479.3 million, which was net of $512.0 million in outstanding borrowings and $39.8 million in outstanding letters of credit and similar obligations. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. See Note 8 to the Consolidated Financial Statements for more information about our long-term debt.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for 2024 include (i) approximately $140.0 million to $180.0 million for capital expenditures, (ii) required principal and interest payments totaling $26.1 million and $217.9 million, respectively, on Station LLC’s indebtedness, (iii) dividends to our Class A common stockholders, and (iv) distributions to noncontrolling interest holders of Station Holdco, including “tax distributions”, which may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance, federal income taxes and other obligations.
At December 31, 2023, $2.1 billion of the borrowings under our credit agreements were based on variable rates, primarily SOFR. We cannot predict the SOFR or base rate interest rates that will be in effect in the future, and actual rates will vary, which will impact our interest cost. Based on our outstanding borrowings at December 31, 2023, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $21.2 million. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.
In February 2025, our Revolving Credit Facility and Term Loan A with outstanding balances of $512.0 million and $153.6 million, respectively, will become due. We are currently in discussions with our lenders and we believe it is probable that these obligations will be refinanced on a long-term basis in 2024.

On February 7, 2024, we announced that Red Rock will pay a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 29, 2024 to shareholders of record as of March 15, 2024. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco. In addition, on February 7, 2024, we announced that Red Rock would pay a special cash dividend of $1.00 per share of Class A common stock, to be paid on March 4, 2024 to shareholders of record as of February 22, 2024. Prior to the payment of the special dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $1.00 per unit, a portion of which will be paid to the other unit holders of Station Holdco.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2023, such obligations with respect to previously consummated transactions totaled $22.1 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. The timing of payments under the TRA may vary. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. We made no repurchases of Class A common stock during the year ended December 31, 2023 under the program. At December 31, 2023, we had $312.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We expect that cash on hand, cash generated from operations and, to the extent necessary, borrowings available under the existing credit facility and proceeds from the planned refinancing of our credit facility will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months and beyond. We regularly assess our projected cash requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$494,337	$542,224
Investing activities	(653,851)	(442,144)
Financing activities	179,811	(290,046)
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
Net cash provided by operating activities for the years ended December 31, 2023 and 2022 totaled $494.3 million and $542.2 million, respectively. Cash flow from operating activities for the year ended December 31, 2023 included $170.5 million in interest payments and $21.1 million cash paid for income taxes, compared to $120.2 million and $31.4 million, respectively, for the prior year period. The continuation of favorable customer trends and our focus on cost control drove strong operating results in 2023. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the years ended December 31, 2023 and 2022, cash paid for capital expenditures totaled $699.5 million and $328.6 million, respectively, including capital expenditures related to the Durango project. For the year ended December 31, 2023, cash inflows from investing activities included net cash proceeds of $52.2 million from the sale of our Texas Station and Fiesta Rancho land parcels. For the year ended December 31, 2022, cash inflows from investing activities included net cash proceeds of $118.1 million from the sale of land parcels in Las Vegas and Henderson. In addition, we paid $232.8 million during 2022 to purchase additional development land in the Las Vegas valley.
Cash Flows from Financing Activities
For the year ended December 31, 2023, we borrowed $476.5 million under the Revolving Credit Facility, and we paid $76.7 million in cash distributions to the noncontrolling interest holders of Station Holdco, $14.7 million related to tax withholding on share-based compensation and $58.6 million in dividends to holders of our Class A common stock.
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
The credit facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the credit facility, measured as of the end of each quarter. As most recently amended in February 2020, these financial ratio covenants include an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio of 5.25 to 1.00 at December 31, 2023 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B facility if the lenders providing the Term Loan A facility and the revolving credit facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. We believe Station LLC was in compliance with all applicable covenants at December 31, 2023.
Off-Balance Sheet Arrangements
At December 31, 2023, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At December 31, 2023, we had outstanding letters of credit and similar obligations totaling $39.8 million.
Inflation
Our business continues to experience the impact of inflation and higher interest rates and we expect the impact to continue in 2024. Commodity prices have increased and become more volatile, and we continue to experience price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls, adjusting prices and optimizing our procurement strategy.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor, and is not currently in session. The most recent special legislative session ended on June 14, 2023. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
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
In 2022, we permanently closed our Texas Station, Fiesta Henderson, Fiesta Rancho and Wild Wild West properties. The closures were an indicator of potential impairment at those reporting units. Accordingly, we tested the long-lived assets of the reporting units for impairment by comparing each reporting unit’s estimated future undiscounted cash flows to its carrying amount. Our cash flow projections represented the expected net proceeds from the sale of the land and were based on market prices for similar assets.

Property and Equipment. At December 31, 2023, the carrying amount of our property and equipment was approximately $2.8 billion, which represents 70.1% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. At December 31, 2023, our goodwill totaled $195.7 million, approximately 86.8% of which is associated with one of our properties. We test our goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.
When performing goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes in facts and circumstances, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit. As of our most recent quantitative test performed at October 1, 2020, the estimated fair value of each of our properties with goodwill exceeded its respective carrying value by a substantial amount. We performed qualitative tests at October 1, 2023 and 2022 given the continued improvement in our operating results since our last quantitative test.
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
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2023, the carrying amount of our indefinite-lived intangible assets totaled $76.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on the present value of estimated royalties avoided through ownership of the assets. The fair values of our indefinite-lived intangible assets are subject to change as a result of changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.

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
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and we may use interest rate swaps to limit cash flow variability on a portion of our variable-rate debt. Borrowings under our credit agreements bear interest at a margin above SOFR or base rate (each as defined in the credit agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
Beginning in July 2023, the interest rate per annum applicable to loans under our credit facility is, at our option, either SOFR plus a margin or a base rate plus a margin. The interest rate on our SOFR-based loans was previously based on LIBOR, which was discontinued on June 30, 2023.
At December 31, 2023, $2.1 billion of the borrowings under our credit agreements were based on variable rates, primarily SOFR, plus applicable margins of 1.50% to 2.25%, and the SOFR rate applicable to our outstanding SOFR-based borrowings under our credit facility was 5.46%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2023. We cannot predict the SOFR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2023, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $21.2 million. A portion of our variable interest rate debt will become due in February 2025. We believe it is probable that these obligations will be refinanced on a long-term basis in 2024.
Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2023 (dollars in millions):

	Expected maturity date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$1.3	$37.2	$0.1	$0.1	$690.9	$500.9	$1,230.5	$1,121.8
Weighted-average interest rate	3.98%	3.81%	6.00%	6.00%	4.50%	4.63%

Variable rate	$24.8	$671.4	$15.3	$1,412.0	$—	$—	$2,123.5	$2,123.5
Weighted-average interest rate (a)	7.42%	6.97%	7.71%	7.71%	—%	—%
____________________________________
(a)    Based on variable interest rates and margins in effect at December 31, 2023.
Additional information about our long-term debt is included in Note 8 to the Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Recoverability of Native American Development Costs as of December 31, 2023
Description of the Matter
At December 31, 2023, the Company’s Native American development costs had a carrying value of $45.9 million. As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of its Native American development costs by considering the status of the respective Native American development project, the achievement of milestones, the impact of contingencies, existing litigation, and regulatory matters. The Company estimates the future cash flows from the Native American development project based on an evaluation of all positive and negative evidence about the cash flow potential, which includes the likelihood that the Native American development project will successfully be completed.

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
Las Vegas, Nevada
February 21, 2024

RED ROCK RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$137,586	$117,289
Receivables, net	61,930	43,630
Income tax receivables	14,443	—
Inventories	15,255	13,199
Prepaid gaming tax	24,888	22,834
Prepaid expenses and other current assets	28,190	24,043
Total current assets	282,292	220,995
Property and equipment, net	2,771,818	2,195,017
Goodwill	195,676	195,676
Intangible assets, net	82,806	84,385
Land held for development	451,010	449,017
Native American development costs	45,879	41,687
Deferred tax asset, net	43,381	75,741
Other assets, net	81,650	83,232
Total assets	$3,954,512	$3,345,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,353	$11,381
Accrued interest payable	15,607	14,460
Other accrued liabilities	280,493	234,718
Current portion of payable pursuant to tax receivable agreement	1,662	6,631
Current portion of long-term debt	26,104	26,059
Total current liabilities	349,219	293,249
Long-term debt, less current portion	3,301,658	2,958,717
Other long-term liabilities	39,319	39,581
Payable to related parties pursuant to tax receivable agreement	20,429	21,960
Total liabilities	3,710,625	3,313,507
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,866,439 and 58,012,937 shares issued and outstanding at December 31, 2023 and 2022, respectively	589	580
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	7,345	—
Retained earnings	160,904	43,203
Total Red Rock Resorts, Inc. stockholders’ equity	168,839	43,784
Noncontrolling interest	75,048	(11,541)
Total stockholders’ equity	243,887	32,243
Total liabilities and stockholders’ equity	$3,954,512	$3,345,750

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating revenues:
Casino	$1,132,154	$1,126,058	$1,142,606
Food and beverage	313,619	283,067	245,432
Room	183,103	164,502	143,916
Other	94,403	87,089	76,746
Management fees	807	3,070	9,199
Net revenues	1,724,086	1,663,786	1,617,899
Operating costs and expenses:
Casino	293,993	279,537	275,462
Food and beverage	244,786	224,903	196,156
Room	55,064	52,017	55,336
Other	32,549	32,258	25,535
Selling, general and administrative	374,494	353,043	347,090
Depreciation and amortization	132,536	128,368	157,791
Write-downs and other, net	31,976	(47,660)	(18,677)
Asset impairment	—	80,018	177,664
	1,165,398	1,102,484	1,216,357
Operating income	558,688	561,302	401,542
Earnings from joint ventures	3,095	3,469	3,293
Operating income and earnings from joint ventures	561,783	564,771	404,835
Other expense:
Interest expense, net	(181,023)	(129,889)	(103,206)
Loss on extinguishment of debt	—	—	(13,492)
Other	—	—	(2,594)
	(181,023)	(129,889)	(119,292)
Income before income tax	380,760	434,882	285,543
(Provision) benefit for income tax	(42,984)	(44,530)	69,287
Net income	337,776	390,352	354,830
Less: net income attributable to noncontrolling interests	161,772	184,895	112,980
Net income attributable to Red Rock Resorts, Inc.	$176,004	$205,457	$241,850

Earnings per common share (Note 14):
Earnings per share of Class A common stock, basic	$3.04	$3.48	$3.50
Earnings per share of Class A common stock, diluted	$2.94	$3.36	$2.84

Weighted-average common shares outstanding:
Basic	57,875	58,976	69,071
Diluted	103,217	104,663	116,452

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$337,776	$390,352	$354,830
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net	—	—	1,137
Other comprehensive income, net of tax	—	—	1,137
Comprehensive income	337,776	390,352	355,967
Less: comprehensive income attributable to noncontrolling interests	161,772	184,895	113,513
Comprehensive income attributable to Red Rock Resorts, Inc.	$176,004	$205,457	$242,454

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

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	34,526	—	—	(34,526)	—
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$—	$(11,541)	$32,243
Net income	—	—	—	—	—	176,004	—	161,772	337,776
Share-based compensation	—	—	—	—	20,077	—	—	—	20,077
Distributions	—	—	—	—	—	—	—	(76,687)	(76,687)
Dividends declared	—	—	—	—	—	(58,303)	—	—	(58,303)
Stock option exercises and issuance of restricted stock, net	883	9	—	—	(9)	—	—	—	—
Withholding tax on share-based compensation	(30)	—	—	—	(14,721)	—	—	—	(14,721)
Deferred tax assets resulting from LLC Unit repurchases and TRA liability, net	—	—	—	—	3,502	—	—	—	3,502
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,504)	—	—	1,504	—
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$—	$75,048	$243,887

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$337,776	$390,352	$354,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,536	128,368	157,791
Write-downs and other, net	(38,854)	(83,518)	(20,947)
Asset impairment	—	80,018	177,664
Amortization of debt discount and debt issuance costs	9,608	9,626	9,592
Share-based compensation	19,673	17,515	12,728
Loss on extinguishment of debt	—	—	13,492
Deferred income tax	35,862	11,949	(74,161)
Changes in assets and liabilities:
Receivables, net	(18,300)	(4,210)	(1,311)
Income tax receivables, net	(14,443)	—	—
Inventories and prepaid expenses	(7,969)	(6,274)	(14,406)
Accounts payable	13,941	(6,151)	7,367
Accrued interest payable	1,147	140	(4,314)
Other accrued liabilities	21,666	5,517	(5,358)
Other, net	1,694	(1,108)	(3,004)
Net cash provided by operating activities	494,337	542,224	609,963
Cash flows from investing activities:
Capital expenditures, net of related payables	(699,516)	(328,589)	(61,295)
Net proceeds from asset sales	59,218	121,553	678,413
Acquisition of land held for development	(2,108)	(232,758)	(4,650)
Native American development costs	(4,182)	(7,492)	(12,890)
Net settlement of derivative instruments	—	—	(13,467)
Other, net	(7,263)	5,142	148
Net cash (used in) provided by investing activities	(653,851)	(442,144)	586,259

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	476,500	297,500	675,000
Payments under credit agreements with original maturity dates greater than three months	(138,779)	(172,779)	(696,278)
Proceeds from issuance of Senior Notes	—	—	500,000
Redemption of Senior Notes	—	—	(530,333)
Cash paid for early extinguishment of debt	—	—	(9,754)
Proceeds from exercise of stock options	—	—	1,177
Distributions to members and noncontrolling interests	(76,687)	(152,449)	(237,160)
Repurchases of Class A common stock	—	(141,507)	(500,167)
Withholding tax on share-based compensation	(14,721)	(4,527)	(3,425)
Exchanges of noncontrolling interest for cash	—	—	(2,822)
Dividends paid	(58,590)	(116,675)	(203,834)
Payment of debt issuance costs	—	—	(5,961)
Payments on tax receivable agreement liability	(6,632)	—	—
Other, net	(1,280)	391	(1,115)
Net cash provided by (used in) financing activities	179,811	(290,046)	(1,014,672)
Increase (decrease) in cash and cash equivalents	20,297	(189,966)	181,550
Balance, beginning of year	117,289	307,255	125,705
Balance, end of year	$137,586	$117,289	$307,255
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$137,586	$117,289	$275,281
Restricted cash included in Other assets, net	—	—	31,974
Balance, end of year	$137,586	$117,289	$307,255

Supplemental cash flow disclosures:
Cash paid for interest, net of $29,828, $5,887 and $305 capitalized, respectively	$170,506	$120,193	$97,964
Cash paid for income taxes, net of refunds received	$21,100	$31,355	$4,139
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$108,037	$94,291	$15,439

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities, including Durango Casino & Resort (“Durango”) which opened in December 2023, and ten smaller casino properties (three of which are 50% owned), in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2023, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
A subsidiary of Station LLC managed Graton Resort, a casino in northern California, on behalf of a Native American tribe through February 5, 2021.
2.     Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Station Holdco and Station LLC are variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC and conducts all of its operations through these entities. Accordingly, the Company consolidates the financial position and results of operations of Station LLC and its consolidated subsidiaries and Station Holdco, and presents the interests in Station Holdco not owned by Red Rock within noncontrolling interest in the consolidated financial statements. Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Station Holdco and Station LLC, other than assets and liabilities related to income taxes and the tax receivable agreement. Investments in all 50% or less owned affiliated companies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements and notes for previous years have been reclassified to be consistent with the current year presentation.
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
The ownership of the LLC Units is summarized as follows:

	December 31, 2023		December 31, 2022
	Units	Ownership %	Units	Ownership %
Red Rock	63,027,745	57.8%	62,113,911	57.5%
Noncontrolling interest holders	45,985,804	42.2%	45,985,804	42.5%
Total	109,013,549	100.0%	108,099,715	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss and other comprehensive income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value primarily because of the short maturities of these instruments. At December 31, 2023 and 2022, the Company had no other financial assets or liabilities measured at fair value on a recurring basis.
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
Receivables are initially recorded at cost and an allowance for credit losses is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is based on an expected loss model and is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2023 and 2022, the allowance for credit losses was $6.8 million and $5.1 million, respectively. Management believes there are no significant concentrations of credit risk with respect to its receivables, net.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2023 and 2022, the Company’s Native American development costs were related to development and management agreements with the North Fork Rancheria of Mono Indians. See Note 6 for additional information.
Goodwill
At December 31, 2023, the Company’s goodwill totaled $195.7 million, approximately 86.8% of which is associated with one of its properties. The Company tests its goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
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
Land Held for Development
At December 31, 2023, the Company owned land comprising strategically-located parcels in Las Vegas and Reno, each of which is zoned for casino gaming and other uses.
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
The Company leases space within its properties to third-party tenants, primarily food and beverage outlets and movie theaters. The Company also leases space to tenants within commercial and industrial buildings located on certain land held for development. All of the Company’s tenant leases are classified as operating leases and do not contain options for the lessee to purchase the underlying real property. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Income.
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
Derivative Instruments
From time to time, the Company has used interest rate swaps to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2023 and 2022, the Company had no outstanding interest rate swaps. Through July 2021, the Company held interest rate swaps that were not designated in cash flow hedging relationships. The Company recognized the change in fair value in the Consolidated Statements of Operations in the period in which the change occurred and classified the cash flows for these instruments within investing activities in the Consolidated Statements of Cash Flows. The Company recorded all derivatives at fair value, which was determined using widely accepted valuation techniques, including discounted cash flow analyses and credit valuation adjustments, as well as observable market-based inputs such as forward interest rate curves.
Comprehensive Income
Comprehensive income includes net income and other comprehensive income, which includes all other non-owner changes in equity. Components of the Company’s comprehensive income are reported in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. The Company had no accumulated other comprehensive income (loss) at December 31, 2023 or 2022.
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
Non-gaming revenue also includes the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $171.4 million, $157.5 million and $144.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Management Fee Revenue
Management fee revenue represents fees earned from the Company’s three 50%-owned smaller properties, as well as management fees earned from the Company’s previous management agreement with Graton Resort & Casino (“Graton Resort”) which it managed on behalf of the Federated Indians of Graton Rancheria through February 5, 2021. There were no management fees from Graton Resort for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, management fees from Graton Resort totaled $2.2 million and $7.8 million, respectively.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) that allows customers to earn points based on their slot play. Guests may accumulate loyalty points over time that may be redeemed at their discretion under the terms of the Rewards Program. Loyalty points may be redeemed for cash, slot play, food, beverage, rooms, entertainment and merchandise at all of the Company’s properties.
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

	Year Ended December 31,
	2023	2022	2021
Gaming tax expense	$86,034	$84,544	$84,277
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

	Year Ended December 31,
	2023	2022	2021
Advertising expense	$10,319	$11,305	$14,278

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
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. In the event that such parties exchange any or all of their LLC Units for Class A common stock, the TRA requires the Company to make payments to such parties for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. When an exchange transaction occurs, the Company initially recognizes the related TRA liability through a charge to equity, and any subsequent adjustments to the liability are recorded through the Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Issued and Adopted Accounting Standards
In March 2020 and December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. The ASUs were intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from London Interbank Offered Rate (“LIBOR”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2022-06 extended the sunset date of Topic 848 to December 31, 2024 from December 31, 2022. The interest rates associated with the Company’s previous borrowings under its Credit Facility (as defined in Note 8) were tied to LIBOR. The Company adopted ASU 2020-04 upon the amendment of its Credit Facility on June 6, 2023, and effective July 1, 2023, the LIBOR rate was replaced with the Term Secured Overnight Financing Rate (“Term SOFR”) (see Note 8). The Company elected to apply the optional expedient for contract modifications to the Credit Facility amendment and accordingly, treated the interest rate replacement as a non-substantial modification. The adoption of ASU 2020-04 did not have a material impact on the Company’s financial condition or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The ASU is intended to improve disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of other segment items by reportable segment, extend certain annual disclosures to interim periods, permit more than one measure of segment profit or loss to be reported under certain conditions and requiring disclosure of the CODM’s title and position and how the CODM uses reported measure(s) in assessing segment performance. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are required to be applied retrospectively to all periods presented. Early adoption is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The ASU is intended to provide more transparency of income tax information through improvements to income tax disclosures, primarily rate reconciliation and income taxes paid. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Amendments should be applied on a prospective basis. The Company does not anticipate that this ASU will have a material impact on its financial statements.
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Land	$203,317	$203,256
Buildings and improvements	2,956,328	2,182,922
Furniture, fixtures and equipment	827,307	598,667
Construction in progress	73,336	379,156
	4,060,288	3,364,001
Accumulated depreciation	(1,288,470)	(1,168,984)
Property and equipment, net	$2,771,818	$2,195,017
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$130,957	$126,766	$155,966
At December 31, 2023 and 2022, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2023 and 2022. The Company’s goodwill is primarily related to the Las Vegas operations segment.
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2023
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,100	(18,474)	3,626
Management contracts	7 - 20	4,000	(1,320)	2,680
Intangible assets		$102,600	$(19,794)	$82,806

	December 31, 2022
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,100	(17,000)	5,100
Management contracts	7 - 20	4,000	(1,215)	2,785
Intangible assets		$102,600	$(18,215)	$84,385
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$1,579	$1,602	$1,825
Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2024	$1,579
2025	1,579
2026	785
2027	105
2028	105
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2022, the Company permanently closed its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. The decision to permanently close these properties was an indicator of impairment. The Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities that were being demolished in whole or in part. The recoverability of the carrying amounts of the remaining assets, primarily land, was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. The Company also recognized an asset impairment charge of $1.0 million as a result of the permanent closure of its Wild Wild West property in September 2022. In December 2022, the Company sold the Fiesta Henderson parcel to a third-party buyer for aggregate consideration of $32.0 million. The transaction resulted in a gain on sale of $17.7 million. In November 2023, the Company sold the Texas Station and Fiesta Rancho parcels to a third-party buyer for aggregate consideration of $58.4 million. The transaction resulted in a net gain on sale of $37.9 million, which is included in write-downs and other, net. There were no asset impairment charges for the year ended December 31, 2023.
In December 2021, the Company sold all of its equity interests in Palms Casino Resort (“Palms”) to a third-party buyer for aggregate consideration of $650 million. The transaction resulted in a loss on sale of $177.7 million, which included an asset impairment charge to reduce the carrying amount of Palms’ net assets to their estimated fair value less costs to sell. For the year ended December 31, 2021, Palms generated net revenues of $18.8 million and pretax losses of $206.1 million (including the loss on sale).
6.    Native American Development
The Company, the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California and the North Fork Rancheria Economic Development Authority (the “Authority”) have entered into a Third Amended and Restated Management Agreement (the “Management Agreement”) and a Third Amended and Restated Development Agreement (the “Development Agreement”), each dated as of November 7, 2023. Pursuant to the Development Agreement, the Company has assisted and will assist the Mono and the Authority in developing a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. Pursuant to the Management Agreement, the Company will assist the Mono and the Authority in operating the North Fork Project. The Company purchased a 305-acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 40 table games and several restaurants. Future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at December 31, 2023 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of January 5, 2024, the date the Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”), each of these critical milestones has substantially been resolved.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s evaluation at December 31, 2023 (or, in the case of approval of the Management Agreement, at January 5, 2024) of each of the critical milestones necessary to complete the North Fork Project.

Federally recognized as an Indian tribe by the Bureau of Indian Affairs (“BIA”)	Yes
Date of recognition	Federal recognition was terminated in 1966 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal-state compact	A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The California State Assembly and Senate passed Assembly Bill 277 (“AB 277”) which ratified the Compact in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State to obtain a compact with the State or procedures from the Secretary of the Interior under which Class III gaming may be conducted on the North Fork Site. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.
Approval of gaming compact by DOI	The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register. The Secretarial Procedures supersede and replace the Compact.
Record of decision regarding environmental impact published by BIA	In November 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. In December 2012, the Notice of Intent to take land into trust was published in the Federal Register.
BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust in February 2013.
Approval of management agreement by NIGC	In December 2015, the Mono submitted a Second Amended and Restated Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Second Amended and Restated Management Agreement. In March 2018, the Mono submitted the Management Agreement and certain related documents to the NIGC. In June 2018, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. In April 2021, the Mono received an issues letter from the NIGC identifying issues to be addressed prior to approval of the Management Agreement. In September 2022, the Mono received an additional issues letter from the NIGC identifying remaining issues to be addressed prior to approval of the Management Agreement. Following dialogue with the NIGC, the Mono submitted executed North Fork Project agreements to the NIGC in November, 2023. On January 5, 2024, the Chairman of the NIGC approved the Management Agreement.
Gaming licenses:
Type	The North Fork Project will include the operation of Class II and Class III gaming, which are allowed pursuant to the terms of the Secretarial Procedures and the provisions of the Indian Gaming Regulatory Act (“IGRA”), following approval of the Management Agreement by the NIGC.
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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through December 31, 2023, the Company has paid approximately $61.0 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2023, the carrying amount of the advances was $45.9 million.
In addition to the reimbursable advances, the Company expects to receive a development fee of 4% of the costs of construction for its development services, which will be paid upon the commencement of gaming operations at the facility. The proposed management agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The repayment of all or a portion of the reimbursable advances is anticipated to be subordinated to the Mono’s debt service obligations under the North Fork Project’s financing. The Management Agreement has a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement.
The Company expects that upon termination or expiration of the Development Agreement, the Mono will continue to be obligated to repay any unpaid principal and interest on the advances from the Company. Amounts due to the Company under the Development Agreement and Management Agreement are secured by substantially all of the assets of the North Fork Project except the North Fork Site. In addition, each of the Development Agreement and the Management Agreement contains waivers of the Mono’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at December 31, 2023. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, the achievement of critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
7.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,361	$20,508
Advance deposits and future wagers	20,195	18,346
Rewards Program liability	11,192	11,620
Other accrued liabilities:
Construction payables and equipment purchase accruals	118,316	94,291
Accrued payroll and related	42,048	36,607
Accrued gaming and related	29,497	22,513
Operating lease liabilities, current portion	6,137	4,800
Other	29,747	26,033
	$280,493	$234,718
Construction payables and equipment purchase accruals at December 31, 2023 and 2022 included $100.2 million and $67.3 million, respectively, related to the development of Durango.
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are typically a result of normal operating activities. The Company had no material contract assets at December 31, 2023 and 2022, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Term Loan B Facility due February 7, 2027, interest at a margin above SOFR or base rate (7.71%) at December 31, 2023, interest at a margin above LIBOR or base rate (6.64%) at December 31, 2022, net of unamortized discount and deferred issuance costs of $15.9 million and $20.4 million at December 31, 2023 and 2022, respectively	$1,442,054	$1,452,926
Term Loan A Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96%) at December 31, 2023, interest at a margin above LIBOR or base rate (5.89%) at December 31, 2022, net of unamortized discount and deferred issuance costs of $0.6 million and $1.1 million at December 31, 2023 and 2022, respectively	152,955	161,898
Revolving Credit Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96%) at December 31, 2023 and interest at a margin above LIBOR or base rate (5.89%) at December 31, 2022	512,000	149,500
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.9 million and $5.5 million at December 31, 2023 and 2022, respectively	495,006	494,499
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $4.7 million and $5.6 million at December 31, 2023 and 2022, respectively	686,129	685,126
Other long-term debt, weighted-average interest of 3.88% at December 31, 2023 and 2022, respectively, net of unamortized discount and deferred issuance costs of $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively	39,618	40,827
Total long-term debt	3,327,762	2,984,776
Current portion of long-term debt	(26,104)	(26,059)
Long-term debt, net	$3,301,658	$2,958,717
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility, the Term Loan A Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). On June 6, 2023, the Company entered into the Seventh Amendment to the Credit Agreement for its Credit Facility to replace customary LIBOR language, including, but not limited to, the use of rates based on Term SOFR (“SOFR”). Effective July 1, 2023, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either SOFR plus 2.25% or base rate plus 1.25% and the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated total leverage ratio. No other material terms of the Credit Facility were amended.
Prior to the amendment of the Credit Facility described above, the Term Loan B Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus 2.25% or base rate plus 1.25%, and the Term Loan A Facility and Revolving Credit Facility bore interest at a rate per annum, at Station LLC’s option, equal to either LIBOR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on whether Station LLC’s consolidated total leverage ratio exceeds 4.00 to 1.00.
Station LLC is required to make quarterly principal payments of $3.8 million on the Term Loan B Facility and $2.4 million on the Term Loan A Facility on the last day of each quarter, unless otherwise reduced by prepayments. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment for 2023.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility and measure as of the end of each quarter. At December 31, 2023, these financial ratio covenants included an interest coverage ratio of not less than 2.50 to 1.00 and a maximum consolidated total leverage ratio of 5.25 to 1.00. A breach of the financial ratio covenants shall only become an event of default under the Term Loan B Facility if the lenders within the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. Management believes the Company was in compliance with all applicable covenants at December 31, 2023.
At December 31, 2023, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $479.3 million, which was net of $512.0 million in outstanding borrowings and $39.8 million in outstanding letters of credit and similar obligations.
In February 2025, the Revolving Credit Facility and Term Loan A with outstanding balances as of December 31, 2023 of $512.0 million and $153.6 million, respectively, will become due. The Company is currently in discussions with its lenders and believes it is probable that these obligations will be refinanced on a long-term basis in 2024.
4.625% Senior Notes
In November 2021, Station LLC issued $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2031, pursuant to an indenture dated as of November 26, 2021, among Station LLC, the guarantors party thereto and Computershare Trust Company, National Association, as Trustee. The net proceeds of the sale of the 4.625% Senior Notes were used, together with borrowings under the Revolving Credit Facility, to (i) make a distribution of approximately $344 million to holders of LLC Units, including the Company, (ii) pay the purchase price for shares of Class A common stock tendered in the equity tender offer described in Note 9, (iii) pay fees and costs associated with such transactions and (iv) for general corporate purposes. Interest on the 4.625% Senior Notes is paid every six months in arrears on June 1 and December 1, which commenced on June 1, 2022.
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
Principal Maturities
As of December 31, 2023, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2024	$26,104
2025	708,616
2026	15,440
2027	1,412,068
2028	690,905
Thereafter	500,895
3,354,028
Debt discounts and issuance costs	(26,266)
$3,327,762

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2023	2022
Aggregate fair value	$3,245	$2,796
Aggregate carrying amount	$3,328	$2,985
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
Red Rock is a holding company. Other than a note receivable from Station LLC and assets and liabilities related to income taxes and the tax receivable agreement, its only material assets are its equity interest in Station Holdco and its voting interest in Station LLC. Red Rock has no operations outside of its management of Station LLC. The Company intends to cause Station Holdco to make distributions in an amount sufficient to cover cash dividends declared, if any. If Station Holdco makes such distributions to Red Rock, the other holders of LLC Units will be entitled to receive proportionate distributions based on their percentage ownership of Station Holdco.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During each of the years ended December 31, 2023 and 2022, the Company declared and paid quarterly cash dividends totaling $1.00 per share of Class A common stock, which included $8.5 million paid to Fertitta Family Entities during each year. On February 7, 2024, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of March 15, 2024 to be paid on March 29, 2024, of which $2.1 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit Holders, including the Company, of $0.25 per LLC Unit, of which $11.3 million is expected to be paid to Fertitta Family Entities.
Special Dividends
On February 7, 2024, the Company announced that it would pay a special cash dividend of $1.00 per share of Class A common stock to shareholders of record as of February 22, 2024, to be paid on March 4, 2024. Prior to the payment of the special dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit. For the special dividend and the related distribution to LLC Unit holders, $53.9 million will be paid to Fertitta Family Entities.
In November 2022, the Company declared a special cash dividend of $1.00 per share of Class A common stock to holders of record as of November 30, 2022, which was paid on December 9, 2022, and included $8.5 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit and included $45.4 million paid to Fertitta Family Entities.
In November 2021, the Company declared a special cash dividend of $3.00 per share of Class A common stock to holders of record as of November 23, 2021, which was paid on December 22, 2021, and included $25.4 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $3.00 per unit and included $136.2 million paid to Fertitta Family Entities.
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
Equity Repurchase Program
The Company’s board of directors has authorized $600 million for repurchases of Class A common stock under the Company’s equity repurchase program through June 30, 2024. As of December 31, 2023, the Company had repurchased an aggregate of 7.2 million shares of Class A common stock pursuant to the program, and the remaining amount authorized for repurchases was $312.9 million. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors.
The Company made no repurchases during the year ended December 31, 2023 under the program. During the year ended December 31, 2022, the Company repurchased 3.7 million shares of its Class A common stock for an aggregate purchase price of $141.5 million in open market transactions. During the year ended December 31, 2021, the Company repurchased 3.5 million shares of its Class A common stock for an aggregate purchase price of $142.8 million in open market transactions. The Class A shares were retired upon repurchase.
Equity Tender Offer
In December 2021, the Company purchased 6.9 million shares of its issued and outstanding Class A common stock for an aggregate purchase price of $354.6 million and a price per share of $51.50 pursuant to a “modified Dutch Auction” tender offer, and the shares were retired upon repurchase. The Class A share repurchases made under the tender offer were not a part of the Company’s publicly-announced equity repurchase program.

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
The Fertitta Family Entities hold all of the Company’s issued and outstanding shares of Class B common stock that have ten votes per share. As a result, Frank J. Fertitta III and Lorenzo J. Fertitta, together with their affiliates, control any action requiring the general approval of the Company’s stockholders, including the election of the board of directors, the adoption of amendments to the Certificate of Incorporation and bylaws and the approval of any merger or sale of substantially all of the Company’s assets.
Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock or for cash, at the Company’s election. Accordingly, as members of Station Holdco entitled to ten votes per share exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Exchanges of LLC Units and shares of Class B common stock for shares of Class A common stock are based on an exchange ratio. The exchange ratio is a fraction, the numerator of which is the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which is the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to the applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock. At December 31, 2023, the exchange ratio was 0.934 shares of Class A common stock for each LLC Unit and share of Class B common stock. No shares of Class B common stock were exchanged for Class A shares for the years ended December 31, 2023 and 2022.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no current plan to issue any shares of preferred stock.
Net Income Attributable to Red Rock Resorts, Inc. and Transfers (to) from Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and changes in its ownership of Station Holdco (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Red Rock Resorts, Inc.	$176,004	$205,457	$241,850
Transfers (to) from noncontrolling interests:
Exchanges of noncontrolling interests for Class A common stock	—	—	598
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(1,504)	34,526	137,259
Net transfers (to) from noncontrolling interests	(1,504)	34,526	137,857
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$174,500	$239,983	$379,707

10.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the compensation committee or other designated committee of the board of directors (the “Committee”). The Equity Incentive Plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. At December 31, 2023, a total of 23.7 million shares of Class A common stock were reserved for issuance under the plan, of which approximately 12.3 million shares were available to be issued.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2023	7,364,157	$28.52
Granted	1,214,742	46.99
Exercised (a)	(2,145,948)	23.90
Forfeited or expired	(253,441)	38.47
Outstanding at December 31, 2023	6,179,510	$33.35	3.6	$123,472
Unvested instruments expected to vest	2,916,519	$41.32	5.3	$35,030
Exercisable at December 31, 2023	3,262,991	$26.23	2.1	$88,443
___________________________________
n/m = not meaningful
(a)Includes 1,355,685 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$22.31	$21.17	$14.60
Total intrinsic value of stock options exercised (amounts in thousands)	$51,559	$8,682	$23,980
The Company estimates the grant date fair value of stock option awards using the Black-Scholes model. The weighted- average assumptions used by the Company were as follows:

	Year Ended December 31,
	2023	2022	2021
Expected stock price volatility	62.8%	60.8%	59.1%
Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	3.9%	2.1%	0.6%
Expected dividend yield	2.4%	2.2%	—%
The Company uses the simplified method to estimate the expected term of stock option awards as it does not have sufficient historical exercise data on which to base its estimate. The expected volatility assumption is estimated based on the Company’s historical stock price volatility for a period equal to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the date of grant for a period equal to the award’s expected term. The expected dividend yield is based on the Company’s current annualized dividend as of the grant date and its average daily stock price for the year preceding the option grant.
At December 31, 2023, unrecognized share-based compensation cost related to stock options was $36.9 million which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2023	449,151	$37.51
Granted	131,969	46.96
Vested	(119,400)	29.33
Forfeited	(39,036)	41.53
Nonvested at December 31, 2023	422,684	$42.39
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value per share	$46.96	$47.32	$29.33
Total fair value of shares vested (amounts in thousands)	$5,554	$4,387	$2,430
At December 31, 2023, unrecognized share-based compensation cost for restricted stock awards was $10.0 million which is expected to be recognized over a weighted-average period of 2.5 years.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating costs and expenses:
Casino	$200	$163	$402
Food and beverage	71	(8)	30
Room	120	83	44
Selling, general and administrative	19,282	17,277	12,252
Total share-based compensation expense	$19,673	$17,515	$12,728
11.    Write-downs and Other, Net
Write-downs and other, net include various charges and gains related to non-routine transactions, such as net gains or losses on asset disposals, demolition and other costs associated with our closed properties, development expenses, preopening expenses, business innovation and technology enhancements, contract termination costs and other.
For the year ended December 31, 2023, write-downs and other, net was a loss of $32.0 million, comprising preopening and development expenses of $53.4 million, $10.1 million of demolition costs associated with the permanently closed properties, $4.0 million in business innovation projects, and other, partially offset by net gains on land sales of $38.6 million. For the year ended December 31, 2022, write-downs and other, net was a gain of $47.7 million, comprising net gains on capital asset transactions of $79.0 million (including land sales of $76.3 million), partially offset by preopening expense of $3.7 million for Durango, $9.3 million of demolition costs associated with the permanently closed properties, $9.2 million in business innovation development, $6.7 million in artist performance agreement termination costs associated with Palms, and other. For the year ended December 31, 2021, write-downs and other, net was a gain of $18.7 million, primarily representing gains on land sales.
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
Income Tax Expense (Benefit)
The components of income tax expense (benefit) were as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$7,095	$32,581	$4,874
State and local	—	—	—
Total current income taxes	7,095	32,581	4,874
Deferred income taxes:
Federal	35,888	11,970	(74,161)
State and local	1	(21)	—
Total deferred income taxes	35,889	11,949	(74,161)
Total income tax expense (benefit)	$42,984	$44,530	$(69,287)

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Expected U.S. federal income taxes at statutory rate	$79,960	$91,326	$59,964
Income attributable to noncontrolling interests	(33,972)	(38,828)	(23,726)
Change in valuation allowance	(322)	(3,077)	(105,676)
Other	(2,682)	(4,891)	151
Income tax expense (benefit)	$42,984	$44,530	$(69,287)
The Company’s effective tax rate was 11.3%, 10.2% and (24.3)% for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, for which the Company generally does not record income taxes. Additionally, the effective tax rate is impacted by the change in valuation allowance at each reporting period.
The components of deferred tax assets are as follows (amounts in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Interest expense carryforwards and other attributes	$16,195	$22
Investment in partnership	22,547	71,461
Payable pursuant to tax receivable agreement	4,639	6,004
Total gross deferred tax assets	43,381	77,487
Valuation allowance	—	(1,746)
Total deferred tax assets, net of valuation allowance	$43,381	$75,741
As a result of the Company’s IPO in 2016 and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 743 of the Internal Revenue Code. In addition, the Company has recorded deferred tax assets related to tax attributes including net operating losses, interest limitations and capital losses. As of December 31, 2023, the Company had no material net operating loss carryforwards. As of December 31, 2023, the Company had $72.3 million of federal U.S. interest limitation carryforwards, which can be carried forward indefinitely. As of December 31, 2023, the Company had $4.6 million of federal U.S. capital loss carryforwards, which begin to expire in 2026.
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
Historically, the Company has recorded a valuation allowance on the portion of the deferred tax asset for its investment in Station Holdco that would not be realized unless the Company disposes of its investment in Station Holdco. As of each reporting date, the Company considers new evidence that could impact the assessment of the future realizability of the Company’s deferred tax assets. The Company had no valuation allowance recorded against deferred tax assets at December 31, 2023. At December 31, 2022 the Company recorded a valuation allowance of $1.7 million against the Company’s deferred tax assets related to the portion of the Company’s investment in Station Holdco that is not expected to be realized.
Uncertain Tax Positions
The Company recorded $1.8 million of unrecognized tax benefits as of December 31, 2023 and December 31, 2022. Included in the balance of unrecognized tax benefits as of December 31, 2023 and December 31, 2022 are tax benefits of $1.8 million that, if recognized, would affect the effective tax rate. The Company recorded interest of $0.1 million for the year ended December 31, 2023. The Company did not record interest or penalties for unrecognized tax benefits for prior periods, as any

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognition would have resulted in a reduction of its net operating loss or other tax attributes and would not have resulted in the underpayment of tax. The Company recognizes interest and penalties related to income taxes within the provision for income taxes. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Internal Revenue Service (“IRS”) has concluded its examination of Red Rock for the 2016 tax year. Station Holdco has also concluded examination for the 2016 tax year and is currently in appeals with the IRS for the 2017 tax year. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes. The results of the 2016 and 2017 agreed audit adjustments were reflected as a reduction in carryforward net operating losses during the year ended December 31, 2021. The IRS has also issued a Notice of Proposed Adjustment under the 2017 tax year examination. The Company is appealing this proposed adjustment relating to land lease expense in 2017.
There are no other ongoing income tax audits as of December 31, 2023. For federal income tax purposes, the years 2020, 2021 and 2022 are subject to examination as the normal three-year statute of limitations would expire three years after the actual filing date of the returns.
The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,798	$2,249	$1,237
Tax positions related to current year additions	—	—	1,012
Adjustments for tax positions of prior years	—	(451)	—
Balance at end of year	$1,798	$1,798	$2,249
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
For the years ended December 31, 2023 and 2022, there were no exchanges of LLC Units and Class B common shares for Class A common stock. For the year ended December 31, 2021, exchanges of LLC Units and Class B common shares for Class A common stock resulted in an increase of $0.6 million in amounts payable under the TRA liability. At December 31, 2023 and 2022, the Company’s liability under the TRA with respect to previously consummated transactions was $22.1 million and $28.6 million, respectively, which is due primarily to current and former executives of the Company or members of their respective family group. Of these amounts, $6.0 million is payable to Fertitta Family Entities. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units and Class B common shares for Class A common stock would be in addition to these amounts and are expected to be substantial.
13.     401(k) Plan
The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions, which are regulated under Section 401(k) of the Internal Revenue Code, and may also make after-tax contributions. Effective January 1, 2020, the plan was amended to include a discretionary employer contribution for all employees who meet certain eligibility requirements, including a maximum annual salary threshold. Employer matching and discretionary contribution expense was $8.8 million, $9.0 million and $8.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which included discretionary contributions of $5.2 million, $5.6 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021 respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Earnings Per Share
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income, basic	$337,776	$390,352	$354,830
Less: net income attributable to noncontrolling interests, basic	(161,772)	(184,895)	(112,980)
Net income attributable to Red Rock, basic	176,004	205,457	$241,850
Effect of dilutive securities	127,800	146,067	89,252
Net income attributable to Red Rock, diluted	$303,804	$351,524	$331,102

	Year Ended December 31,
	2023	2022	2021
Weighted-average shares of Class A common stock outstanding, basic	57,875	58,976	69,071
Effect of dilutive securities	45,342	45,687	47,381
Weighted-average shares of Class A common stock outstanding, diluted	103,217	104,663	116,452
The calculation of diluted earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2023	2022	2021
Shares issuable upon exercise of stock options	2,257	1,208	43
Shares issuable upon vesting of restricted stock	149	104	5
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
15.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$7,375	$4,633	$5,159
Short-term lease cost	669	1,018	917
Variable lease cost	21,383	21,317	24,153
Total lease expense	$29,427	$26,968	$30,229

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	December 31,
	2023	2022
Operating lease right-of-use assets	$30,464	$30,800

Operating lease liabilities:
Current portion	$6,137	$4,800
Noncurrent portion	29,418	29,662
Total operating lease liabilities	$35,555	$34,462

Weighted-average remaining lease term - operating leases (years)	17.6	17.7
Weighted-average discount rate - operating leases	5.34%	5.20%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,886	$3,922	$4,602
Right-of use assets obtained in exchange for new lease liabilities:
Operating leases	$2,522	$13,002	$15,106
Future minimum lease payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2023 are as follows (amounts in thousands):

Year Ending December 31,
2024	$7,172
2025	6,859
2026	6,024
2027	5,518
2028	3,739
Thereafter	45,918
Total future lease payments	75,230
Less imputed interest	(39,675)
Total operating lease liabilities	$35,555
Lessor
For the years ended December 31, 2023, 2022 and 2021, revenue from tenant leases was $25.3 million, $20.6 million and $16.0 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Income.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2023, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 17 years. The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2023 (amounts in thousands):

Year Ending December 31,
2024	$9,959
2025	7,602
2026	5,818
2027	3,604
2028	2,025
Thereafter	6,604
$35,612
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
17.    Segments
The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as an individual operating segment. The Company aggregates all of its Las Vegas properties into one reportable segment because all of the properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of consolidated net income to Adjusted EBITDA are presented below (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Net revenues
Las Vegas operations:
Casino	$1,132,154	$1,126,058	$1,142,606
Food and beverage	313,619	283,067	245,432
Room	183,103	164,502	143,916
Other (a)	80,268	76,558	69,577
Management fees	807	863	907
Las Vegas operations net revenues	1,709,951	1,651,048	1,602,438
Native American management:
Management fees	—	2,207	8,292
Reportable segment net revenues	1,709,951	1,653,255	1,610,730
Corporate and other (a)	14,135	10,531	7,169
Net revenues	$1,724,086	$1,663,786	$1,617,899

Net income	$337,776	$390,352	$354,830
Adjustments
Depreciation and amortization	132,536	128,368	157,791
Share-based compensation	19,673	17,515	12,728
Write-downs and other, net	31,976	(47,660)	(18,677)
Asset impairment	—	80,018	177,664
Interest expense, net	181,023	129,889	103,206
Loss on extinguishment/modification of debt, net	—	—	13,492
Provision (benefit) for income tax	42,984	44,530	(69,287)
Other	—	866	9,244
Adjusted EBITDA (b)	$745,968	$743,878	$740,991

Adjusted EBITDA
Las Vegas operations	$818,820	$812,849	$799,817
Native American management	—	1,071	7,809
Reportable segment Adjusted EBITDA	818,820	813,920	807,626
Corporate and other	(72,852)	(70,042)	(66,635)
Adjusted EBITDA	$745,968	$743,878	$740,991

	December 31,
	2023	2022
Total assets
Las Vegas operations	$3,283,134	$2,685,830
Native American management	47,879	43,687
Corporate and other	623,499	616,233
	$3,954,512	$3,345,750
________________________________
(a)Includes tenant lease revenue which is accounted for under the lease accounting guidance. See Note 15.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, preopening and development, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, loss on extinguishment/modification of debt, provision (benefit) for income tax and other, which includes losses from assets held for sale.
The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $699.5 million, $328.6 million and $61.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is included below.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2023, management completed the remediation of a previously disclosed material weakness in internal control over financial reporting in relation to the accuracy and timeliness of the review and approval of changes to the Company’s vendor master payment file.
Management implemented actions to remediate the material weakness, including enhancements to the Company’s policies and procedures for changes to its vendor master payment file and additional training for employees who are responsible for initiation and approval of payments by the Company. As a result of these actions and subsequent review and testing, management concluded that the material weakness was remediated as of December 31, 2023.
Except for the remediation activities undertaken to address the material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 21, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 21, 2024

ITEM 9B.OTHER INFORMATION
During the quarter ended December 31, 2023, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
        Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
        Financial Statements:
    Consolidated Balance Sheets as of December 31, 2023 and 2022
    Consolidated Statements of Income — Years ended December 31, 2023, 2022 and 2021
    Consolidated Statements of Comprehensive Income — Years ended December 31, 2023, 2022 and 2021
    Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2023, 2022 and 2021
    Consolidated Statements of Cash Flows — Years ended December 31, 2023, 2022 and 2021
    Notes to Consolidated Financial Statements
    2.    Schedule II — Valuation and Qualifying Accounts
    We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)

	Balance at Beginning of Year	Additions (deductions)	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2023	$1,746	$(1,746)	$—
2022	4,823	(3,077)	1,746
2021	160,470	(155,647)	4,823

    3.    Exhibits

Exhibit Number	Exhibit Description
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
4.3Indenture, dated as of February 7, 2020, among Station Casinos LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 7, 2020).
4.4Indenture dated as of November 26, 2021, among Station Casinos LLC, the guarantors party thereto and Computershare Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 26, 2021.)
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
10.7Employment Agreement Amendment Letter, dated as of March 5, 2022, among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.8Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Lorenzo J. Fertitta. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.9Employment Agreement, dated as of March 3, 2022, among Red Rock Resorts, Inc., Station Casinos LLC and Scott Kreeger. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 9, 2022.)†
10.10Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†

10.11Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.12Employment Agreement, dated as of February 19, 2019, among Red Rock Resorts, Inc., Station Casinos LLC and Robert A. Finch. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019.)†
10.13Incremental Joinder Agreement No. 6 and Sixth Amendment to Credit Agreement dated as of February 7, 2020, among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020.)
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
97.1    Red Rock Resorts, Inc. Clawback Policy
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

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 21, 2024		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2024
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 21, 2024
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2024
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 21, 2024
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 21, 2024
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 21, 2024
Robert E. Lewis