Form 10-Q
period 2024-03-31
Red Rock Resorts, Inc.
filed 2024-05-09
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2024
Class A Common Stock, $0.01 par value	59,610,393
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,705	$137,586
Receivables, net	62,594	61,930
Income tax receivables	8,209	14,443
Inventories	15,983	15,255
Prepaid gaming tax	28,360	24,888
Prepaid expenses and other current assets	30,470	28,190
Total current assets	275,321	282,292
Property and equipment, net of accumulated depreciation of $1,331,626 and $1,288,470 at March 31, 2024 and December 31, 2023, respectively	2,794,752	2,771,818
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $20,188 and $19,794 at March 31, 2024 and December 31, 2023, respectively	82,412	82,806
Land held for development	452,785	451,010
Native American development costs	47,365	45,879
Deferred tax asset, net	43,391	43,381
Other assets, net	88,766	81,650
Total assets	$3,980,468	$3,954,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,517	$25,353
Accrued interest payable	20,094	15,607
Other accrued liabilities	249,085	280,493
Current portion of payable pursuant to tax receivable agreement	1,166	1,662
Current portion of long-term debt	17,039	26,104
Total current liabilities	306,901	349,219
Long-term debt, less current portion	3,429,511	3,301,658
Other long-term liabilities	39,315	39,319
Payable pursuant to tax receivable agreement, less current portion	19,263	20,429
Total liabilities	3,794,990	3,710,625
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,610,393 and 58,866,439 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	596	589
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	5,327	7,345
Retained earnings	129,321	160,904
Total Red Rock Resorts, Inc. stockholders’ equity	135,245	168,839
Noncontrolling interest	50,233	75,048
Total stockholders’ equity	185,478	243,887
Total liabilities and stockholders’ equity	$3,980,468	$3,954,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Casino	$316,854	$288,240
Food and beverage	93,278	78,147
Room	52,888	43,939
Other	25,877	23,310
Net revenues	488,897	433,636
Operating costs and expenses:
Casino	84,969	71,711
Food and beverage	73,447	60,112
Room	15,871	13,607
Other	7,267	7,712
Selling, general and administrative	104,805	92,505
Depreciation and amortization	44,873	31,095
Write-downs and other, net	2,141	19,619
	333,373	296,361
Operating income	155,524	137,275
Earnings from joint ventures	723	899
Operating income and earnings from joint ventures	156,247	138,174
Other expense:
Interest expense, net	(57,201)	(42,456)
Loss on extinguishment/modification of debt	(14,402)	—
	(71,603)	(42,456)
Income before income tax	84,644	95,718
Provision for income tax	(6,273)	(10,191)
Net income	78,371	85,527
Less: net income attributable to noncontrolling interests	35,536	40,851
Net income attributable to Red Rock Resorts, Inc.	$42,835	$44,676

Earnings per common share (Note 9):
Earnings per share of Class A common stock, basic	$0.73	$0.77
Earnings per share of Class A common stock, diluted	$0.68	$0.75
Weighted-average common shares outstanding:
Basic	58,783	57,653
Diluted	103,728	103,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	42,835	35,536	78,371
Share-based compensation	—	—	—	—	5,995	—	—	5,995
Distributions	—	—	—	—	—	—	(57,482)	(57,482)
Dividends	—	—	—	—	—	(74,418)	—	(74,418)
Stock option exercises and issuance of restricted stock, net	761	7	—	—	(7)	—	—	—
Withholding tax on share-based compensation	(17)	—	—	—	(10,875)	—	—	(10,875)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	2,869	—	(2,869)	—
Balances, March 31, 2024	59,610	$596	45,986	$1	$5,327	$129,321	$50,233	$185,478

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	44,676	40,851	85,527
Share-based compensation	—	—	—	—	5,384	—	—	5,384
Distributions	—	—	—	—	—	—	(11,496)	(11,496)
Dividends	—	—	—	—	—	(14,552)	—	(14,552)
Stock option exercises and issuance of restricted stock, net	235	2	—	—	(2)	—	—	—
Withholding tax on share-based compensation	(29)	—	—	—	(3,473)	—	—	(3,473)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(743)	—	743	—
Balances, March 31, 2023	58,219	$582	45,986	$1	$1,166	$73,327	$18,557	$93,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$78,371	$85,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,873	31,095
Write-downs and other, net	37	405
Amortization of debt discount and debt issuance costs	2,290	2,367
Share-based compensation	5,875	5,296
Loss on extinguishment/modification of debt	4,430	—
Deferred income tax	(10)	(712)
Changes in assets and liabilities:
Receivables, net	(665)	(450)
Inventories and prepaid expenses	(7,936)	(5,493)
Accounts payable	(6,141)	5,443
Accrued interest payable	4,487	(2,133)
Income tax receivable/payable	6,235	10,903
Other accrued liabilities	(6,124)	8,520
Other, net	739	(246)
Net cash provided by operating activities	126,461	140,522
Cash flows from investing activities:
Capital expenditures, net of related payables	(98,082)	(175,499)
Acquisition of land held for development	—	(2,108)
Native American development costs	(1,100)	(1,353)
Other, net	(813)	(1,011)
Net cash used in investing activities	(99,995)	(179,971)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,915,853	73,000
Payments under credit agreements with original maturity dates greater than three months	(2,284,327)	(6,195)
Proceeds from issuance of 6.625% Senior Notes	500,000	—
Payment of debt issuance costs	(21,467)	—
Distributions to noncontrolling interests	(57,482)	(11,496)
Withholding tax on share-based compensation	(10,875)	(3,473)
Dividends paid	(74,085)	(15,043)
Payments on tax receivable agreement liability	(1,662)	(6,632)
Other, net	(302)	(294)
Net cash (used in) provided by financing activities	(34,347)	29,867
Decrease in cash and cash equivalents	(7,881)	(9,582)
Balance, beginning of period	137,586	117,289
Balance, end of period	$129,705	$107,707
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $4,643 capitalized, respectively	$50,441	$42,255
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$36,041	$110,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In December 2023, the Company opened Durango Casino & Resort (“Durango”).
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2024, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recently Issued Accounting Standards
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
The ownership of the LLC Units is summarized as follows:

	March 31, 2024		December 31, 2023
	Units	Ownership %	Units	Ownership %
Red Rock	63,824,290	58.1%	63,027,745	57.8%
Noncontrolling interest holders	45,985,804	41.9%	45,985,804	42.2%
Total	109,810,094	100.0%	109,013,549	100.0%

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 40 table games and several restaurants. Future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at March 31, 2024 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of January 5, 2024, the date the Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”), each of these critical milestones has substantially been resolved.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at March 31, 2024 of each of the critical milestones necessary to complete the North Fork Project.

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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through March 31, 2024, the Company has paid approximately $62.5 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2024, the carrying amount of the advances was $47.4 million.
In addition to the reimbursable advances, the Company expects to receive a development fee of 4% of the costs of construction for its development services, which will be paid upon the commencement of gaming operations at the facility. The Management Agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The repayment of all or a portion of the reimbursable advances is anticipated to be subordinated to the Mono’s debt service obligations under the North Fork Project’s financing. The Management Agreement has a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement.
The Company expects that, upon termination or expiration of the Development Agreement, the Mono will continue to be obligated to repay any unpaid principal and interest on the advances from the Company. Amounts due to the Company under the Development Agreement and Management Agreement are secured by substantially all of the assets of the North Fork Project except the North Fork Site. In addition, each of the Development Agreement and the Management Agreement contains waivers of the Mono’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at March 31, 2024. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,174	$23,361
Advance deposits and future wagers	17,093	20,195
Rewards program liability	11,605	11,192
Other accrued liabilities:
Construction payables and equipment purchase accruals	89,838	118,316
Accrued payroll and related	38,604	42,048
Accrued gaming and related	31,690	29,497
Operating lease liabilities, current portion	6,148	6,137
Other	30,933	29,747
	$249,085	$280,493
Construction payables and equipment purchase accruals at March 31, 2024 and December 31, 2023 included $57.1 million and $100.2 million, respectively, related to the development of Durango.
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2024	December 31, 2023
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (7.58% at March 31, 2024), net of unamortized discount and deferred costs of $22.6 million at March 31, 2024	$1,547,368	$—
Term Loan B Facility due February 7, 2027, interest at a margin above SOFR or base rate (7.71% at December 31, 2023), net of unamortized discount and deferred issuance costs of $15.9 million at December 31, 2023	—	1,442,054
Term Loan A Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2023	—	152,955
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (6.83% at March 31, 2024)	185,000	—
Revolving Credit Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023)	—	512,000
6.625% Senior Notes due March 14, 2032, net of unamortized deferred issuance costs of $6.7 million at March 31, 2024	493,324	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.9 million at March 31, 2024 and December 31, 2023	495,136	495,006
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $4.4 million and $4.7 million at March 31, 2024 and December 31, 2023, respectively	686,387	686,129
Other long-term debt, weighted-average interest of 3.88% at March 31, 2024 and December 31, 2023, net of unamortized discount and deferred issuance costs of $0.1 million at March 31, 2024 and December 31, 2023	39,335	39,618
Total long-term debt	3,446,550	3,327,762
Current portion of long-term debt	(17,039)	(26,104)
Total long-term debt, net	$3,429,511	$3,301,658

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Credit Facility
On March 14, 2024, Station LLC entered into an amended and restated credit agreement (the “Credit Agreement”), which amended and restated the existing credit agreement and pursuant to which the Company repaid all loans outstanding under the existing credit agreement and (a) incurred (i) a new senior secured term “B” loan facility in an aggregate principal amount of $1,570.0 million (the “New Term B Facility” and the term “B” loans funded thereunder, the “New Term B Loan”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $1,100.0 million (the “New Revolving Credit Facility” and, together with the New Term B Facility, the “New Credit Facilities”), and (b) made certain other amendments to the existing credit agreement, including the extinguishment of the existing term loan “A” facility. The New Revolving Credit Facility will mature on March 14, 2029 and the New Term B Facility will mature on March 14, 2031.
Borrowings under the New Credit Facilities bear interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) or a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s “prime rate” and (iii) the one-month Term SOFR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin is, in the case of the New Term B Loan, 2.25% per annum in the case of any Term SOFR loan and 1.25% in the case of any base rate loan. The applicable margin in the case of the New Revolving Credit Facility is shown below:

	Revolving Credit Facility due March 14, 2029
Consolidated Senior Secured Net Leverage Ratio	SOFR	Base Rate
Greater than 3.00 to 1.00	1.75%	0.75%
Equal to or less than 3.00 to 1.00	1.50%	0.50%
The New Credit Facilities contain a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facilities and measured as of the end of each quarter, a maximum total secured net leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at March 31, 2024.
Revolving Credit Facility
At March 31, 2024, Station LLC’s borrowing availability under the New Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $871.1 million, which was net of $185.0 million in outstanding borrowings and $43.9 million in outstanding letters of credit and similar obligations.
6.625% Senior Notes
On March 14, 2024, Station LLC issued $500.0 million in aggregate principal amount of 6.625% senior notes due 2032 (the “6.625% Senior Notes”) pursuant to an indenture dated as of March 14, 2024, among Station LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. The net proceeds of the sale of the 6.625% Senior Notes together with the borrowings under the New Term B Loan were used (i) to refinance all loans and commitments outstanding under the Credit Facility, (ii) to pay fees and costs associated with such transactions and (iii) for general corporate purposes. Interest on the 6.625% Senior Notes will be paid every six months in arrears on March 15 and September 15, commencing on September 15, 2024. The Company capitalized $6.7 million in new costs associated with the 6.625% Senior Notes, which were primarily lender fees.
The indenture governing the 6.625% Senior Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6.625% Senior Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; make investments or pay dividends or distributions (other than customary tax distributions); or create restrictions on dividends or other payments by our restricted subsidiaries. These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture governing the 6.625% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6.625% Senior Notes to be declared due and payable.
Interest Rate Collars
In April 2024, the Company entered into two interest rate collars with a total notional amount of $750.0 million.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2024	December 31, 2023
Aggregate fair value	$3,392	$3,245
Aggregate carrying amount	3,447	3,328
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

	Three Months Ended March 31,
	2024	2023
Net income attributable to Red Rock Resorts, Inc.	$42,835	$44,676
Transfers from (to) noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	2,869	(743)
Net transfers from (to) noncontrolling interests	2,869	(743)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$45,704	$43,933

Dividends and Distributions
During each of the three-month periods ended March 31, 2024 and 2023, the Company declared and paid quarterly cash dividends of $0.25 per share of Class A common stock, which included $2.1 million paid to Fertitta Family Entities.
Prior to the payment of the $0.25 per share dividends, during the three months ended March 31, 2024 and 2023, Station Holdco paid quarterly distributions to noncontrolling interest holders of $11.5 million, which included $11.3 million paid to Fertitta Family Entities.
On May 7, 2024, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of June 14, 2024 to be paid on June 28, 2024. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
Special Dividends
In February 2024, the Company declared a special cash dividend of $1.00 per share of Class A common stock to shareholders of record as of February 22, 2024, which was paid on March 4, 2024, and included $8.5 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
Equity Repurchase Program
The Company’s board of directors has authorized $600 million for repurchases of Class A common stock under the Company’s equity repurchase program through June 30, 2024. The Company made no repurchases during the three months ended March 31, 2024 and 2023 under the program. At March 31, 2024, the remaining amount authorized for repurchases under the program was $312.9 million. On May 2, 2024, the Company’s board of directors extended the expiration date of the equity repurchase program to December 31, 2025.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
7.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.8 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.3 million shares were available for issuance at March 31, 2024.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2024	422,684	$42.39	6,179,510	$33.35
Activity during the period:
Granted	182,542	58.50	712,772	58.50
Vested/exercised (a)	(66,481)	31.92	(1,375,607)	25.66
Forfeited/expired	—	—	(22,636)	41.37
Antidilution adjustment (b)	—	$—	101,083	n/m
Outstanding at March 31, 2024	538,745	$49.14	5,595,122	$37.81
_______________________________________________________________
(a)Stock options exercised included 796,877 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in March 2024, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The Company recognized share-based compensation expense of $5.9 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, unrecognized share-based compensation cost was $71.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The Company’s effective tax rate for the three months ended March 31, 2024 was 7.4%, as compared to 10.7% for the three months ended March 31, 2023. The Company’s effective tax rate for the three months ended March 31, 2024 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax benefit attributable to the stock compensation activity from Station Holdco.
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
At March 31, 2024 and December 31, 2023, the Company’s liability under the TRA was $20.4 million and $22.1 million, respectively, of which $5.6 million and $6.0 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the three months ended March 31, 2024 or 2023. During the three months ended March 31, 2024 the Company made payments on the TRA liability of $1.7 million and expects to pay $1.2 million of the TRA liability within the next twelve months.
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
9.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$78,371	$85,527
Less: net income attributable to noncontrolling interests	(35,536)	(40,851)
Net income attributable to Red Rock, basic	42,835	44,676
Effect of dilutive securities	28,074	32,272
Net income attributable to Red Rock, diluted	$70,909	$76,948

	Three Months Ended March 31,
	2024	2023
Weighted average shares of Class A common stock outstanding, basic	58,783	57,653
Effect of dilutive securities	44,945	45,537
Weighted average shares of Class A common stock outstanding, diluted	103,728	103,190

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at March 31, 2024 and 2023, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	2,173	2,392
Unvested restricted shares of Class A common stock	173	220
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
11.    Segments
The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as an individual operating segment. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment. There was no Native American management activity in the current or prior year periods.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands).

	Three Months Ended March 31,
	2024	2023
Net revenues
Las Vegas operations:
Casino	$316,854	$288,240
Food and beverage	93,278	78,147
Room	52,888	43,939
Other (a)	22,547	19,723
Las Vegas operations net revenues	485,567	430,049
Corporate and other	3,330	3,587
Net revenues	$488,897	$433,636

Net income	$78,371	$85,527
Adjustments
Depreciation and amortization	44,873	31,095
Share-based compensation	5,875	5,296
Write-downs and other, net	2,141	19,619
Interest expense, net	57,201	42,456
Loss on extinguishment/modification of debt	14,402	—
Provision for income tax	6,273	10,191
Adjusted EBITDA (b)	$209,136	$194,184

Adjusted EBITDA
Las Vegas operations	$229,759	$214,089
Corporate and other	(20,623)	(19,905)
Adjusted EBITDA	$209,136	$194,184
_______________________________________________________________
(a)Includes tenant lease revenue of $7.7 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Adjusted EBITDA for the three months ended March 31, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt and provision for income tax.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of the Financial Condition and Results of Operations (the “MD&A”) of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. In December 2023, we opened Durango Casino & Resort (“Durango”).
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, (“LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2024, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In March 2024, the unemployment rate in the Las Vegas metropolitan area was 5.1% as compared to 5.7% in March 2023. Statewide, the unemployment rate for March 2024 was 5.1% as compared to 5.5% in March 2023. In March 2024, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $465,000, up 9.4% from $425,000 in March 2023. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates, increased energy costs and increased geo-political and regional conflicts, we cannot predict whether the trend in unemployment or the trend in housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including consistent visitation from our guests and strong spend per visit across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive consistent operating results in 2024. However, we cannot predict whether these trends will continue, nor can we predict the extent to which impacts of inflation, increased energy costs and interest rate fluctuations may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2024	2023
Net revenues	$488,897	$433,636	12.7%
Operating income	155,524	137,275	13.3%

Casino revenues	316,854	288,240	9.9%
Casino expenses	84,969	71,711	18.5%
Margin	73.2%	75.1%

Food and beverage revenues	93,278	78,147	19.4%
Food and beverage expenses	73,447	60,112	22.2%
Margin	21.3%	23.1%

Room revenues	52,888	43,939	20.4%
Room expenses	15,871	13,607	16.6%
Margin	70.0%	69.0%

Other revenues	25,877	23,310	11.0%
Other expenses	7,267	7,712	(5.8)%

Selling, general and administrative expenses	104,805	92,505	13.3%
Percent of net revenues	21.4%	21.3%

Depreciation and amortization	44,873	31,095	44.3%
Write-downs and other, net	2,141	19,619	n/m
Interest expense, net	57,201	42,456	34.7%
Loss on extinguishment/modification of debt	14,402	—	n/m
Net income attributable to noncontrolling interests	35,536	40,851	(13.0)%
Provision for income tax	6,273	10,191	(38.4)%
Net income attributable to Red Rock	42,835	44,676	(4.1)%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. There was no Native American management activity in the current or prior year periods. The results of operations for our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended March 31, 2024 increased by $55.3 million to $488.9 million, as compared to $433.6 million for the prior year period. Contributing to our year over year increase is our Durango property which opened on December 5, 2023. For the three months ended March 31, 2024, our casino revenue, food and beverage, room and other revenues increased by 9.9%, 19.4%, 20.4% and 11.0%, respectively, as compared to the same period in 2023.

Operating Income. For the three months ended March 31, 2024, our operating income was $155.5 million compared to $137.3 million for the prior year period. Our Durango property contributed to the year over year increase in operating income. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues increased by 9.9% for the three months ended March 31, 2024 as compared to the prior year period. For the three months ended March 31, 2024 as compared to the prior year period, our slot handle increased by 9.2%, table games drop increased by 50.3% and race and sports write decreased by 1.5%. For the three months ended March 31, 2024 our slot hold was consistent, while our tables games and race and sports hold decreased by 3.5% and 2.0%, respectively, all as compared to the prior year period. Casino expenses increased by 18.5% for the three months ended March 31, 2024 as compared to the prior year period, primarily due to our Durango property.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three months ended March 31, 2024, food and beverage revenue increased by 19.4% as compared to the same period in the prior year due to additional food and beverage offerings. For the three months ended March 31, 2024, the average guest check increased by 11.5% and the number of restaurant guests served increased by 8.4% as compared to the prior year period. Food and beverage expenses for three months ended March 31, 2024 as compared to the prior year period increased by 22.2%, primarily due to our Durango property.
Room.  For the three months ended March 31, 2024, room revenues increased by 20.4%, and room expenses increased by 16.6% as compared to the prior year period. Room expenses were higher for the three months ended March 31, 2024 as compared to the prior year period commensurate with higher revenues and increased occupancy.
Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2024	2023
Occupancy	88.0%	87.0%
Average daily rate	$216.69	$198.38
Revenue per available room	$190.57	$172.45
For the three months ended March 31, 2024, our ADR increased by 9.2%, our revenue per available room improved by 10.5% and our occupancy rate improved by 1.0% percentage point as compared to the prior year period due to increased demand.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three months ended March 31, 2024, other revenues increased by 11.0% as compared to the prior year period, primarily driven by additional leased outlets. For the same period, other expenses decreased by 5.8%.
Selling, General and Administrative (“SG&A”). SG&A expenses increased by 13.3% to $104.8 million for the three months ended March 31, 2024 as compared to $92.5 million for the prior year period. The increase in SG&A expenses as compared to the prior year period was primarily due to our Durango property. As a percentage of net revenue, SG&A expenses for the three months ended March 31, 2024 were effectively flat as compared to the prior year period as we continued to focus on operational efficiencies and cost control.
Depreciation and Amortization.  For the three months ended March 31, 2024, depreciation and amortization expense increased to $44.9 million as compared to $31.1 million for the prior year period. The increase for 2024 was primarily due to higher depreciation expense associated with Durango’s assets placed in service in December 2023.
Write-downs and Other, net. For the three months ended March 31, 2024, write-downs and other, net totaled $2.1 million, primarily comprising development and preopening expenses and business innovation development expenses. For the three months ended March 31, 2023, write-downs and other, net totaled $19.6 million, primarily comprising preopening and development expenses, demolition costs associated with our closed properties and business innovation development expenses.
Interest Expense, net.  Interest expense, net increased to $57.2 million for the three months ended March 31, 2024, as compared to $42.5 million, for the same period in 2023. The increase in interest expense was due to higher variable interest rates applicable to our credit facility for the current year period. We expect that the interest rates on our credit facility may continue to vary in response to macroeconomic conditions. On March 14, 2024, we completed a series of refinancing transactions pursuant to which we entered into an amended and restated credit agreement (the “Credit Agreement”) and issued $500 million of 6.625% senior notes due 2032 (the “6.625% Senior Notes”). The proceeds of the 6.625% Senior Notes, together with borrowings under the Credit Agreement, were used to repay all amounts outstanding under our existing credit facility, pay fees and costs associated with the transactions, and for general corporate purposes. See Note 5 to the Condensed Consolidated Financial Statements for additional information about the refinancing transactions as well as our other long-term debt.
Provision for Income Tax. For the three months ended March 31, 2024, we recognized a provision for income tax of $6.3 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 7.4% for the three months ended March 31, 2024 was less than the statutory rate. We recognized income tax expense of $10.2 million for the three months ended March 31, 2023.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2024 and 2023 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2024 and 2023 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements. There was no Native American management activity in the current or prior year periods.

	Three Months Ended March 31,
	2024	2023
Net revenues
Las Vegas operations	$485,567	$430,049
Corporate and other	3,330	3,587
Net revenues	$488,897	$433,636

Net income	$78,371	$85,527
Adjustments
Depreciation and amortization	44,873	31,095
Share-based compensation	5,875	5,296
Write-downs and other, net	2,141	19,619
Interest expense, net	57,201	42,456
Loss on extinguishment/modification of debt	14,402	—
Provision for income tax	6,273	10,191
Adjusted EBITDA	$209,136	$194,184

Adjusted EBITDA
Las Vegas operations	$229,759	$214,089
Corporate and other	(20,623)	(19,905)
Adjusted EBITDA	$209,136	$194,184

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three months ended March 31, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt and provision for income tax.

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
Holding Company Financial Information
The indentures governing the 4.50% Senior Notes, 4.625% Senior Notes and 6.625% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries, exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes, the liability associated with the tax receivable agreement (“TRA”) and a note receivable from Station LLC.
At March 31, 2024, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $4.5 million, $8.2 million of income tax receivable, $43.4 million of deferred tax assets, net, and a $34.5 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $4.0 million of other liabilities. The Holding Company’s $34.5 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2023, the Holding Company had cash of $0.2 million, $14.4 million of income tax receivable, $43.4 million of deferred tax assets, net, and a $34.0 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.1 million liability under the TRA, of which $1.7 million was current, and $3.3 million of other liabilities.
For the three months ended March 31, 2024 and 2023, the difference between the statement of income from Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company had a net loss of $5.8 million and $10.2 million, respectively, primarily representing provision for income taxes.
Liquidity and Capital Resources
The following financial condition, capital resources and liquidity discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and issuances of debt and equity, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.
At March 31, 2024, we had $129.7 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At March 31, 2024, Station LLC’s borrowing availability under the revolving credit facility was $871.1 million, which was net of $185.0 million in outstanding borrowings and $43.9 million in outstanding letters of credit and similar obligations.
On March 14, 2024, Station LLC entered into an amended and restated credit agreement (the “Credit Agreement”), which amended and restated the existing credit agreement and pursuant to which Station LLC repaid all loans outstanding under the existing credit agreement and (a) incurred (i) a new senior secured term “B” loan facility in an aggregate principal amount of $1,570.0 million (the “New Term B Facility” and the term “B” loans funded thereunder, the “New Term B Loan”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $1,100.0 million (the “New Revolving Credit Facility” and, together with the New Term B Facility, the “New Credit Facilities”), and (b) made certain other amendments to the existing credit agreement, including the extinguishment of the existing term loan “A” facility. The New Revolving Credit

Facility will mature on March 14, 2029 and the New Term B Facility will mature on March 14, 2031. Borrowings under the New Credit Facilities bear interest at a rate per annum, at our option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) or a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s “prime rate” and (iii) the one-month Term SOFR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin is, in the case of the New Term B Loan, 2.25% per annum in the case of any Term SOFR loan and 1.25% in the case of any base rate loan.
In addition, on March 14, 2024, we issued $500.0 million in aggregate principal amount of 6.625% Senior Notes pursuant to an indenture dated as of March 14, 2024, among Station LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. The net proceeds of the sale of the 6.625% Senior Notes together with the borrowings under the New Term B Loan were used (i) to refinance all loans and commitments outstanding under the existing credit agreement, (ii) to pay fees and costs associated with such transactions and (iii) for general corporate purposes. Interest on the 6.625% Senior Notes will be paid every six months in arrears on March 15 and September 15, commencing on September 15, 2024. See Note 5 to the Condensed Consolidated Financial Statements for additional information about our long-term debt.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2024 include (i) approximately $75 million to $135 million for capital expenditures, including amounts to close out our Durango project, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $12.8 million and $168.9 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.9 million to be paid in June 2024, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in June 2024 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
Our board of directors has authorized $600.0 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. We made no repurchases of Class A common stock during the three months ended March 31, 2024 under the program. At March 31, 2024, we had $312.9 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$126,461	$140,522
Investing activities	(99,995)	(179,971)
Financing activities	(34,347)	29,867

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
For the three months ended March 31, 2024, net cash provided by operating activities was $126.5 million as compared to $140.5 million for the prior year period. Cash flows from operating activities for the three months ended March 31, 2024 and 2023 included $50.4 million and $42.3 million in interest payments, respectively. For the three months ended March 31, 2024, we also paid $10.0 million in fees and costs related to debt modification. In addition, our operating cash flows for the three months ended March 31, 2024 decreased as compared to the prior year period due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the three months ended March 31, 2024 and 2023, cash paid for capital expenditures totaled $98.1 million and $175.5 million, respectively. Capital expenditures for the three months ended March 31, 2023 were primarily related to the Durango project.
Cash Flows from Financing Activities
As described above, during the three months ended March 31, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the New Term B Facility and borrowed $200.0 million under the New Revolving Credit Facility. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $21.5 million in debt issuance costs. In addition, we paid $74.1 million in dividends to Class A common stockholders and $57.5 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $10.9 million related to tax withholding on share-based compensation during the period.
During the three months ended March 31, 2023, we borrowed $73.0 million under the existing revolving credit facility, and paid $15.0 million in dividends to Class A common stockholders and $11.5 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $3.5 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of March 31, 2024, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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

Off-Balance Sheet Arrangements
At March 31, 2024, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At March 31, 2024, we had outstanding letters of credit and similar obligations totaling $43.9 million.
Inflation
Our business continues to experience the impact of inflation and higher interest rates and we expect the impact to continue through the remainder of 2024. Commodity prices have increased and become more volatile, and we continue to experience price inflation in ordinary goods and services such as food costs, supplies, energy costs and construction costs. In addition, we have been impacted by a shortage of qualified workers which places additional upward pressure on wages and benefit costs as we seek to attract and retain qualified workers. We attempt to minimize the impact of inflation on our business by implementing cost controls, adjusting prices and optimizing our procurement strategy.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 5 to the Condensed Consolidated Financial Statements. Material changes to the terms of our indebtedness during the three months ended March 31, 2024 are described therein and include a description of the March 2024 amendment to Station LLC’s credit facility and the issuance of $500.0 million in aggregate principal amount of 6.625% Senior Notes due 2032.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words “may,” “might,” “could,” “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Potential factors which could affect our financial condition, results of operations and business include, without limitation, the impact of rising inflation, higher interest rates and increased energy costs on consumer demand and our business and results of operations, financial results and liquidity; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents, pandemics, natural disasters or civil unrest; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024 we repurchased 17,318 shares of Class A common stock at an average price paid per share of $58.67, related to shares withheld in satisfaction of tax withholding obligations on vested restricted stock.
Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program through June 30, 2024. The Company made no repurchases during the three months ended March 31, 2024 under the program. At March 31, 2024, the remaining amount authorized for repurchases under the program was $312.9 million. On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025.

Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information—None.
Item 6.    Exhibits
(a)Exhibits
No. 10.1—Employment Agreement, dated as of May 2, 2024, among Red Rock Resorts, Inc., Station Casinos LLC and Kord Nichols.†
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

RED ROCK RESORTS, INC., Registrant

Date:	May 9, 2024	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)