Form 10-Q
period 2024-06-30
Red Rock Resorts, Inc.
filed 2024-08-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Class A Common Stock, $0.01 par value	59,618,824
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,449	$137,586
Receivables, net	65,825	61,930
Income tax receivables	7,146	14,443
Inventories	15,539	15,255
Prepaid gaming tax	30,361	24,888
Prepaid expenses and other current assets	30,573	28,190
Total current assets	285,893	282,292
Property and equipment, net of accumulated depreciation of $1,337,609 and $1,288,470 at June 30, 2024 and December 31, 2023, respectively	2,804,833	2,771,818
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $20,583 and $19,794 at June 30, 2024 and December 31, 2023, respectively	82,017	82,806
Land held for development	454,729	451,010
Native American development costs	51,133	45,879
Deferred tax asset, net	50,972	43,381
Other assets, net	87,995	81,650
Total assets	$4,013,248	$3,954,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,726	$25,353
Accrued interest payable	35,674	15,607
Other accrued liabilities	224,785	280,493
Current portion of payable pursuant to tax receivable agreement	1,166	1,662
Current portion of long-term debt	20,975	26,104
Total current liabilities	305,326	349,219
Long-term debt, less current portion	3,419,431	3,301,658
Other long-term liabilities	43,549	39,319
Payable pursuant to tax receivable agreement, less current portion	19,263	20,429
Total liabilities	3,787,569	3,710,625
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,548,042 and 58,866,439 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	595	589
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	8,282	7,345
Retained earnings	150,092	160,904
Total Red Rock Resorts, Inc. stockholders’ equity	158,970	168,839
Noncontrolling interest	66,709	75,048
Total stockholders’ equity	225,679	243,887
Total liabilities and stockholders’ equity	$4,013,248	$3,954,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Casino	$319,629	$269,507	$636,483	$557,747
Food and beverage	91,718	77,623	184,996	155,770
Room	50,142	44,892	103,030	88,831
Other	24,914	24,108	50,791	47,418
Net revenues	486,403	416,130	975,300	849,766
Operating costs and expenses:
Casino	87,853	69,583	172,822	141,294
Food and beverage	74,267	60,883	147,714	120,995
Room	16,075	13,473	31,946	27,080
Other	7,760	8,994	15,027	16,706
Selling, general and administrative	111,318	93,480	216,123	185,985
Depreciation and amortization	46,703	32,738	91,576	63,833
Write-downs and other, net	2,193	10,066	4,334	29,685
	346,169	289,217	679,542	585,578
Operating income	140,234	126,913	295,758	264,188
Earnings from joint ventures	721	754	1,444	1,653
Operating income and earnings from joint ventures	140,955	127,667	297,202	265,841
Other expense:
Interest expense, net	(57,434)	(44,340)	(114,635)	(86,796)
Loss on extinguishment/modification of debt	—	—	(14,402)	—
Change in fair value of derivative instruments	(1,923)	—	(1,923)	—
	(59,357)	(44,340)	(130,960)	(86,796)
Income before income tax	81,598	83,327	166,242	179,045
Provision for income tax	(11,788)	(8,417)	(18,061)	(18,608)
Net income	69,810	74,910	148,181	160,437
Less: net income attributable to noncontrolling interests	34,134	35,397	69,670	76,248
Net income attributable to Red Rock Resorts, Inc.	$35,676	$39,513	$78,511	$84,189

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.60	$0.68	$1.33	$1.46
Earnings per share of Class A common stock, diluted	$0.59	$0.65	$1.29	$1.40
Weighted-average common shares outstanding:
Basic	59,069	57,828	58,935	57,741
Diluted	60,748	103,329	103,720	103,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2024	59,610	$596	45,986	$1	$5,327	$129,321	$50,233	$185,478
Net income	—	—	—	—	—	35,676	34,134	69,810
Share-based compensation	—	—	—	—	11,947	—	—	11,947
Distributions	—	—	—	—	—	—	(22,422)	(22,422)
Dividends	—	—	—	—	—	(14,905)	—	(14,905)
Stock option exercises and issuance of restricted stock, net	13	—	—	—	—	—	—	—
Repurchase of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Withholding tax on share-based compensation	—	—	—	—	(307)	—	—	(307)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,764)	—	4,764	—
Balances, June 30, 2024	59,548	$595	45,986	$1	$8,282	$150,092	$66,709	$225,679

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2023	58,219	$582	45,986	$1	$1,166	$73,327	$18,557	$93,633
Net income	—	—	—	—	—	39,513	35,397	74,910
Share-based compensation	—	—	—	—	4,933	—	—	4,933
Distributions	—	—	—	—	—	—	(32,807)	(32,807)
Dividends	—	—	—	—	—	(14,542)	—	(14,542)
Stock option exercises and issuance of restricted stock, net	172	2	—	—	(2)	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(5,420)	—	—	(5,420)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	427	—	(427)	—
Balances, June 30, 2023	58,391	$584	45,986	$1	$1,104	$98,298	$20,720	$120,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	78,511	69,670	148,181
Share-based compensation	—	—	—	—	17,942	—	—	17,942
Distributions	—	—	—	—	—	—	(79,904)	(79,904)
Dividends	—	—	—	—	—	(89,323)	—	(89,323)
Stock option exercises and issuance of restricted stock, net	774	7	—	—	(7)	—	—	—
Repurchase of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Withholding tax on share-based compensation	(17)	—	—	—	(11,182)	—	—	(11,182)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,895)	—	1,895	—
Balances, June 30, 2024	59,548	$595	45,986	$1	$8,282	$150,092	$66,709	$225,679

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	84,189	76,248	160,437
Share-based compensation	—	—	—	—	10,317	—	—	10,317
Distributions	—	—	—	—	—	—	(44,303)	(44,303)
Dividends	—	—	—	—	—	(29,094)	—	(29,094)
Stock option exercises and issuance of restricted stock, net	407	4	—	—	(4)	—	—	—
Withholding tax on share-based compensation	(29)	—	—	—	(8,893)	—	—	(8,893)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(316)	—	316	—
Balances, June 30, 2023	58,391	$584	45,986	$1	$1,104	$98,298	$20,720	$120,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$148,181	$160,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,576	63,833
Write-downs and other, net	216	(1,138)
Amortization of debt discount and debt issuance costs	3,961	4,752
Share-based compensation	17,681	10,125
Loss on extinguishment/modification of debt	3,092	—
Change in fair value of derivative instruments	1,923	—
Deferred income tax	(7,591)	(1,150)
Changes in assets and liabilities:
Receivables, net	(3,843)	1,892
Inventories and prepaid expenses	(8,633)	(7,764)
Accounts payable	(2,796)	572
Accrued interest payable	20,067	(155)
Income tax receivable/payable	7,297	4,914
Other accrued liabilities	(2,375)	(2,265)
Other, net	247	1,128
Net cash provided by operating activities	269,003	235,181
Cash flows from investing activities:
Capital expenditures, net of related payables	(176,667)	(377,104)
Acquisition of land held for development	(1,944)	(2,108)
Native American development costs	(4,986)	(2,678)
Other, net	(1,475)	(2,244)
Net cash used in investing activities	(185,072)	(384,134)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,946,853	270,000
Payments under credit agreements with original maturity dates greater than three months	(2,322,327)	(47,390)
Proceeds from issuance of 6.625% Senior Notes	500,000	—
Payment of debt issuance costs	(23,413)	—
Distributions to noncontrolling interests	(79,904)	(44,303)
Repurchases of Class A common stock	(3,922)	—
Withholding tax on share-based compensation	(11,182)	(8,893)
Dividends paid	(88,855)	(29,532)
Payments on tax receivable agreement liability	(1,662)	(6,632)
Other, net	(656)	(637)
Net cash (used in) provided by financing activities	(85,068)	132,613
Decrease in cash and cash equivalents	(1,137)	(16,340)
Balance, beginning of period	137,586	117,289
Balance, end of period	$136,449	$100,949
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $11,867 capitalized, respectively	$90,672	$82,330
Cash paid for income taxes	$9,600	$14,800
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$46,495	$114,540
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2024, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
The ownership of the LLC Units is summarized as follows:

	June 30, 2024		December 31, 2023
	Units	Ownership %	Units	Ownership %
Red Rock	63,837,833	58.1%	63,027,745	57.8%
Noncontrolling interest holders	45,985,804	41.9%	45,985,804	42.2%
Total	109,823,637	100.0%	109,013,549	100.0%

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 40 table games and several restaurants. Future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at June 30, 2024 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of January 5, 2024, the date the Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”), each of these critical milestones has substantially been resolved.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at June 30, 2024 of each of the critical milestones necessary to complete the North Fork Project.

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through June 30, 2024, the Company has paid approximately $66.2 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At June 30, 2024, the carrying amount of the advances was $51.1 million.
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
The timing of both the North Fork Project and of the repayment of the reimbursable advances is difficult to predict and is contingent on the achievement of the critical milestones, the financing of the North Fork Project, and the cash flows from the North Fork Project. The Company currently estimates that construction of the North Fork Project may begin in the next three months and estimates that the North Fork Project would be completed and opened for business approximately 18 to 20 months after construction begins. The Company expects to assist the Mono in obtaining financing for the North Fork Project once all necessary critical milestones have been achieved and prior to commencement of construction.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at June 30, 2024. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$21,789	$23,361
Advance deposits and future wagers	13,339	20,195
Rewards program liability	11,721	11,192
Other accrued liabilities:
Construction payables and equipment purchase accruals	65,018	118,316
Accrued payroll and related	37,871	42,048
Accrued gaming and related	30,139	29,497
Operating lease liabilities, current portion	6,096	6,137
Other	38,812	29,747
	$224,785	$280,493
Construction payables and equipment purchase accruals at June 30, 2024 and December 31, 2023 included $38.6 million and $100.2 million, respectively, related to the development of Durango.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2024	December 31, 2023
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (7.59% at June 30, 2024), net of unamortized discount and deferred costs of $22.0 million at June 30, 2024	$1,548,011	$—
Term Loan B Facility due February 7, 2027, interest at a margin above SOFR or base rate (7.71% at December 31, 2023), net of unamortized discount and deferred issuance costs of $15.9 million at December 31, 2023	—	1,442,054
Term Loan A Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2023	—	152,955
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (6.84% at June 30, 2024)	178,000	—
Revolving Credit Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023)	—	512,000
6.625% Senior Notes due March 14, 2032, net of unamortized deferred issuance costs of $6.5 million at June 30, 2024	493,483	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.7 million and $4.9 million at June 30, 2024 and December 31, 2023	495,268	495,006
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $4.1 million and $4.7 million at June 30, 2024 and December 31, 2023, respectively	686,648	686,129
Other long-term debt, weighted-average interest of 3.88% at June 30, 2024 and December 31, 2023, net of unamortized discount and deferred issuance costs of $0.1 million at June 30, 2024 and December 31, 2023	38,996	39,618
Total long-term debt	3,440,406	3,327,762
Current portion of long-term debt	(20,975)	(26,104)
Total long-term debt, net	$3,419,431	$3,301,658
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The New Credit Facilities contain a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facilities and measured as of the end of each quarter, a maximum total secured net leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at June 30, 2024.
Revolving Credit Facility
At June 30, 2024, Station LLC’s borrowing availability under the New Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $876.2 million, which was net of $178.0 million in outstanding borrowings and $45.8 million in outstanding letters of credit and similar obligations.
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
6.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements associated with its variable interest rate debt. To accomplish this objective, the Company uses interest rate contracts as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
On April 9, 2024, Station LLC entered into two zero cost interest rate collar agreements with an aggregate notional amount of $750.0 million. Both interest rate collars became effective in April 2024 and include a Term SOFR cap of 5.25% and a weighted average Term SOFR floor of 2.89% and will mature in April 2029. Monthly cash settlements are received from or paid to the counterparties when interest rates rise above or fall below the contractual cap or floor rates. The interest rate collars are not designated in hedging relationships for accounting purposes.
The Company records all derivative instruments on the balance sheet at fair value, which it determines using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company does not offset derivative asset and liability positions when interest rate contracts are held with the same counterparty.
As the Company’s derivative instruments are not designated in hedging relationships, the changes in fair value and the related pretax gains and losses are recognized in Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income in the period in which the change occurs. The Company recognizes cash settlements received or paid, if any, on the derivative instruments within Change in fair value of derivative instruments and classifies such cash flows within investing activities in the Condensed Consolidated Statements of Cash Flows.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At June 30, 2024, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $2.2 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	June 30, 2024	December 31, 2023	Level of Fair Value Hierarchy
Assets
Interest rate collars	Other current assets	$542	$—	Level 2 – Significant unobservable inputs
Liabilities
Interest rate collars	Other long-term liabilities	$2,583	$—	Level 2 – Significant unobservable inputs
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2024	December 31, 2023
Aggregate fair value	$3,373	$3,245
Aggregate carrying amount	3,440	3,328
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Red Rock Resorts, Inc.	$35,676	$39,513	$78,511	$84,189
Transfers (to) from noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(4,764)	427	(1,895)	(316)
Net transfers (to) from noncontrolling interests	(4,764)	427	(1,895)	(316)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$30,912	$39,940	$76,616	$83,873

Dividends and Distributions
During the three and six months ended June 30, 2024 and 2023, the Company declared and paid quarterly cash dividends of $0.25 and $0.50 per share of Class A common stock, respectively, which included $2.1 million and $4.2 million, respectively, paid to Fertitta Family Entities.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Prior to the quarterly cash dividend payments, during the three and six months ended June 30, 2024 and 2023, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million and $23.0 million, respectively, which included $11.3 million and $22.7 million, respectively, paid to Fertitta Family Entities. During the three months ended June 30, 2024 and 2023, Station Holdco paid tax distributions to noncontrolling interest holders of $10.9 million and $21.3 million, respectively, including $10.8 million and $21.0 million, respectively, paid to Fertitta Family Entities.
On July 23, 2024, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of September 16, 2024 to be paid on September 30, 2024. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
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
Equity Repurchase Program
On May 2, 2024, the Company’s board of directors authorized the extension of the $600 million equity repurchase program for repurchases of Class A common stock through December 31, 2025. During the three and six months ended June 30, 2024, the Company repurchased 75,000 shares of its Class A common stock for an aggregate purchase price of $3.9 million and a weighted average price per share of $52.29 in open market transactions. The Company made no repurchases during the three and six months ended June 30, 2023 under the program. At June 30, 2024, the remaining amount authorized for repurchases under the program was $309.0 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.8 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.3 million shares were available for issuance at June 30, 2024.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2024	422,684	$42.39	6,179,510	$33.35
Activity during the period:
Granted	182,542	58.50	712,772	58.50
Vested/exercised (a)	(66,481)	31.92	(1,422,656)	25.86
Forfeited/expired	—	—	(22,636)	41.37
Antidilution adjustment (b)	—	—	101,083	n/m
Outstanding at June 30, 2024	538,745	$49.14	5,548,073	$37.86
_______________________________________________________________
(a)Stock options exercised included 831,277 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in March 2024, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The Company recognized share-based compensation expense of $11.8 million and $17.7 million for the three and six months ended June 30, 2024, respectively, and $4.8 million and $10.1 million for the three and six months ended June 30, 2023,

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
respectively. At June 30, 2024, unrecognized share-based compensation cost was $62.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The Company’s effective tax rate for the three and six months ended June 30, 2024 was 14.4% and 10.9%, respectively, as compared to 10.1% and 10.4% for the three and six months ended June 30, 2023. The Company’s effective tax rate for the three and six months ended June 30, 2024 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax benefit attributable to the stock compensation activity from Station Holdco.
As a result of the Company’s 2016 initial public offering (“IPO”) and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the tax receivable agreement (“TRA”) representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step-up in the basis of depreciable assets under Section 754 of the Internal Revenue Code. This deferred tax asset will be recovered as cash payments are made to the TRA participants. In addition, the Company has recorded deferred tax assets related to net operating losses and other tax attributes, as applicable.
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
Under the 2017 U.S. federal tax year examination, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment in relation to the 2017 land lease deduction. During the second quarter of 2024, Station Holdco held its appeals conference with the IRS. As a result of the preliminary appeals conference, the Company recorded a current unrecognized tax benefit liability and deferred tax asset associated with the land lease deduction.
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
At June 30, 2024 and December 31, 2023, the Company’s liability under the TRA was $20.4 million and $22.1 million, respectively, of which $5.6 million and $6.0 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the six months ended June 30, 2024 or 2023. During the six months ended June 30, 2024 the Company made payments on the TRA liability of $1.7 million and expects to pay $1.2 million of the TRA liability within the next twelve months.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended June 30, 2024 represented nonvested restricted shares of Class A common stock and outstanding stock options. For the six months ended June 30, 2024, dilutive shares included in the calculation of diluted earnings per share represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the three and six months ended June 30, 2023, dilutive shares included in the calculation of diluted earnings per share represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$69,810	$74,910	$148,181	$160,437
Less: net income attributable to noncontrolling interests	(34,134)	(35,397)	(69,670)	(76,248)
Net income attributable to Red Rock, basic	35,676	39,513	78,511	84,189
Effect of dilutive securities	437	27,963	55,039	60,236
Net income attributable to Red Rock, diluted	$36,113	$67,476	$133,550	$144,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares of Class A common stock outstanding, basic	59,069	57,828	58,935	57,741
Effect of dilutive securities	1,679	45,501	44,785	45,519
Weighted average shares of Class A common stock outstanding, diluted	60,748	103,329	103,720	103,260

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at June 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	45,986	—	—	—
Stock options	1,878	2,310	2,122	2,310
Unvested restricted shares of Class A common stock	87	153	87	153
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
13.    Segments
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues
Las Vegas operations:
Casino	$319,629	$269,507	$636,483	$557,747
Food and beverage	91,718	77,623	184,996	155,770
Room	50,142	44,892	103,030	88,831
Other (a)	21,720	20,556	44,267	40,279
Las Vegas operations net revenues	483,209	412,578	968,776	842,627
Corporate and other	3,194	3,552	6,524	7,139
Net revenues	$486,403	$416,130	$975,300	$849,766

Net income	$69,810	$74,910	$148,181	$160,437
Adjustments
Depreciation and amortization	46,703	32,738	91,576	63,833
Share-based compensation	11,806	4,829	17,681	10,125
Write-downs and other, net	2,193	10,066	4,334	29,685
Interest expense, net	57,434	44,340	114,635	86,796
Loss on extinguishment/modification of debt	—	—	14,402	—
Change in fair value of derivative instruments	1,923	—	1,923	—
Provision for income tax	11,788	8,417	18,061	18,608
Adjusted EBITDA (b)	$201,657	$175,300	$410,793	$369,484

Adjusted EBITDA
Las Vegas operations	$223,147	$193,051	$452,906	$407,140
Corporate and other	(21,490)	(17,751)	(42,113)	(37,656)
Adjusted EBITDA	$201,657	$175,300	$410,793	$369,484
_______________________________________________________________
(a)Includes tenant lease revenue of $7.4 million and $15.1 million for the three and six months ended June 30, 2024, respectively, and $6.8 million and $12.6 million for the three and six months ended June 30, 2023, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.

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
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, (“LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2024, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In June 2024, the unemployment rate in the Las Vegas metropolitan area was 6.2% as compared to 6.0% in June 2023. Statewide, the unemployment rate for June 2024 was 5.2% as compared to 5.4% in June 2023. In June 2024, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $475,000, up 7.7% from $440,990 in June 2023. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates, increased energy costs and increased geo-political and regional conflicts, we cannot predict whether the trend in unemployment or the trend in housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including strong and consistent visitation from our guests and strong spend per visit across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive strong operating results in 2024. However, we cannot predict whether these trends will continue, nor can we predict the extent to which impacts of inflation, increased energy costs and interest rate fluctuations may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2024	2023		2024	2023
Net revenues	$486,403	$416,130	16.9%	$975,300	$849,766	14.8%
Operating income	140,234	126,913	10.5%	295,758	264,188	11.9%

Casino revenues	319,629	269,507	18.6%	636,483	557,747	14.1%
Casino expenses	87,853	69,583	26.3%	172,822	141,294	22.3%
Margin	72.5%	74.2%		72.8%	74.7%

Food and beverage revenues	91,718	77,623	18.2%	184,996	155,770	18.8%
Food and beverage expenses	74,267	60,883	22.0%	147,714	120,995	22.1%
Margin	19.0%	21.6%		20.2%	22.3%

Room revenues	50,142	44,892	11.7%	103,030	88,831	16.0%
Room expenses	16,075	13,473	19.3%	31,946	27,080	18.0%
Margin	67.9%	70.0%		69.0%	69.5%

Other revenues	24,914	24,108	3.3%	50,791	47,418	7.1%
Other expenses	7,760	8,994	(13.7)%	15,027	16,706	(10.1)%

Selling, general and administrative expenses	111,318	93,480	19.1%	216,123	185,985	16.2%
Percent of net revenues	22.9%	22.5%		22.2%	21.9%

Depreciation and amortization	46,703	32,738	42.7%	91,576	63,833	43.5%
Write-downs and other, net	2,193	10,066	n/m	4,334	29,685	n/m
Interest expense, net	57,434	44,340	29.5%	114,635	86,796	32.1%
Loss on extinguishment/modification of debt	—	—	n/m	14,402	—	n/m
Change in fair value of derivative instruments	1,923	—	n/m	1,923	—	n/m
Net income attributable to noncontrolling interests	34,134	35,397	(3.6)%	69,670	76,248	(8.6)%
Provision for income tax	11,788	8,417	40.0%	18,061	18,608	(2.9)%
Net income attributable to Red Rock	35,676	39,513	(9.7)%	78,511	84,189	(6.7)%
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
Net Revenues. Net revenues for the three months ended June 30, 2024 were $486.4 million, up 16.9% as compared to $416.1 million for the prior year period. For the six months ended June 30, 2024, net revenues were $975.3 million, an increase of 14.8% compared to $849.8 million for the prior year period. Contributing to the increase for both the three and six months ended June 30, 2024 is our Durango property which opened on December 5, 2023. For the three months ended June 30, 2024, our casino revenue, food and beverage, room and other revenues increased by 18.6%, 18.2%, 11.7% and 3.3%, respectively, as compared to the same quarter in 2023, and for the six months ended June 30, 2024, we achieved year over year growth of 14.1%, 18.8%, 16.0% and 7.1% for casino revenue, food and beverage, room and other revenues, respectively.
Operating Income. For the three and six months ended June 30, 2024, our operating income was $140.2 million and $295.8 million, respectively. For the three and six months ended June 30, 2023, our operating income was $126.9 million and $264.2 million, respectively. Our Durango property contributed to the increase in operating income for both the three and six months ended June 30, 2024 as compared with the prior year periods. Additional information about factors impacting our operating income is included below.
Casino. As described at Net Revenues above, our casino revenues increased by 18.6% and 14.1% for the three and six months ended June 30, 2024 as compared to the same periods in the prior year. For the three months ended June 30, 2024 as compared to the prior year period, our slot handle increased by 9.8%, table games drop increased by 54.7% and race and sports write decreased by 4.9%. For the six months ended June 30, 2024 as compared to the prior year period, our slot handle increased 9.5%, table games drop increased 52.5% and race and sports write decreased by 3.0%. For the three months ended June 30, 2024, slots and tables games hold were consistent while race and sports hold increased 2.1%, all as compared to the prior year period. In addition, for the six months ended June 30, 2024 our slots and race and sports hold were consistent while our table games hold decreased 1.9%, all as compared to the prior year period. Casino expenses for the three and six months ended June 30, 2024 as compared to the prior year periods increased by 26.3% and 22.3%, respectively, primarily due to our Durango property.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and six months ended June 30, 2024, food and beverage revenue increased by 18.2% and 18.8%, respectively, as compared to the same periods in the prior year due to additional food and beverage offerings. For the three and six months ended June 30, 2024, the average guest check increased by 10.4% and 10.9%, respectively, and the number of restaurant guests served increased by 14.5% and 11.6%, respectively, all as compared to the prior year periods. Food and beverage expenses for three and six months ended June 30, 2024 as compared to the prior year periods increased by 22.0% and 22.1%, respectively, primarily due to food and beverage expenses at our Durango property.
Room.  For the three and six months ended June 30, 2024, room revenues increased by 11.7% and 16.0%, respectively, and room expenses increased by 19.3% and 18.0%, respectively, all as compared to the prior year periods. Room expenses were higher for the three and six months ended June 30, 2024 as compared to the prior year periods, primarily due to our Durango property.
Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Occupancy	89.7%	88.6%	88.8%	87.8%
Average daily rate	$201.03	$193.35	$208.78	$195.83
Revenue per available room	$180.32	$171.38	$185.45	$171.91
For the three and six months ended June 30, 2024, our ADR increased by 4.0% and 6.6%, respectively, our revenue per available room improved by 5.2% and 7.9%, respectively, and our occupancy rate improved by 1.1 and 1.0 percentage points, respectively, all as compared to the prior year periods, primarily due to our Durango property.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three and six months ended June 30, 2024, other revenues increased by 3.3% and 7.1%, respectively, as compared to the prior year period, primarily driven by additional leased outlets. For the same periods, other expenses decreased by 13.7% and 10.1%, respectively.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2024, SG&A expenses increased by 19.1% to $111.3 million and 16.2% or $216.1 million, respectively, as compared to the prior year periods. The increases in SG&A expenses were primarily due to expenses associated with our Durango property. As a percentage of net revenue, SG&A expenses for the three and six months ended June 30, 2024 increased slightly as compared to the prior year periods. Management continues to focus on operational discipline and opportunities for improved efficiency.

Depreciation and Amortization.  For the three and six months ended June 30, 2024, depreciation and amortization expense increased by 42.7% and 43.5%, respectively, as compared to the prior year periods, primarily due to higher depreciation expense associated with Durango’s assets placed in service in December 2023.
Write-downs and Other, net. For the three and six months ended June 30, 2024, write-downs and other, net totaled $2.2 million and $4.3 million, respectively, primarily comprising development and preopening expenses and business innovation development expenses. For the three and six months ended June 30, 2023, write-downs and other, net totaled $10.1 million and $29.7 million, respectively, primarily comprising development and preopening expenses, business innovation development expenses and demolition costs associated with our closed properties.
Interest Expense, net.  Interest expense, net increased to $57.4 million and $114.6 million for the three and six months ended June 30, 2024, respectively, as compared to $44.3 million and $86.8 million, respectively, for the same periods in 2023. The increase in interest expense was due to increased borrowings and higher variable interest rates applicable to our credit facility for the current year periods. We expect that the interest rates on our credit facility may continue to vary in response to macroeconomic conditions. On March 14, 2024, we completed a series of refinancing transactions pursuant to which we entered into an amended and restated credit agreement (the “Credit Agreement”) and issued $500 million of 6.625% senior notes due 2032 (the “6.625% Senior Notes”). The proceeds of the 6.625% Senior Notes, together with borrowings under the Credit Agreement, were used to repay all amounts outstanding under our existing credit facility, pay fees and costs associated with the transactions, and for general corporate purposes. See Note 5 to the Condensed Consolidated Financial Statements for additional information about the refinancing transactions as well as our other long-term debt.
Provision for Income Tax. For the three and six months ended June 30, 2024, we recognized a provision for income tax of $11.8 million and $18.1 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rates of 14.4% and 10.9% for the three and six months ended June 30, 2024, respectively, were less than the statutory rate. We recognized income tax expense of $8.4 million and $18.6 million for the three and six months ended June 30, 2023, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2024 and 2023 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements. There was no Native American management activity in the current or prior year three and six month periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues
Las Vegas operations	$483,209	$412,578	$968,776	$842,627
Corporate and other	3,194	3,552	6,524	7,139
Net revenues	$486,403	$416,130	$975,300	$849,766

Net income	$69,810	$74,910	$148,181	$160,437
Adjustments
Depreciation and amortization	46,703	32,738	91,576	63,833
Share-based compensation	11,806	4,829	17,681	10,125
Write-downs and other, net	2,193	10,066	4,334	29,685
Interest expense, net	57,434	44,340	114,635	86,796
Loss on extinguishment/modification of debt	—	—	14,402	—
Change in fair value of derivative instruments	1,923	—	1,923	—
Provision for income tax	11,788	8,417	18,061	18,608
Adjusted EBITDA	$201,657	$175,300	$410,793	$369,484

Adjusted EBITDA
Las Vegas operations	$223,147	$193,051	$452,906	$407,140
Corporate and other	(21,490)	(17,751)	(42,113)	(37,656)
Adjusted EBITDA	$201,657	$175,300	$410,793	$369,484

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.
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
At June 30, 2024, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $1.4 million, $7.1 million of income tax receivable, $51.0 million of deferred tax assets, net, and a $40.6 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $12.5 million of other liabilities. The Holding Company’s $40.6 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2023, the Holding Company had cash of $0.2 million, $14.4 million of income tax receivable, $43.4 million of deferred tax assets, net, and a $34.0 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.1 million liability under the TRA, of which $1.7 million was current, and $3.3 million of other liabilities.
The Holding Company recognized net losses of $11.3 million and $17.1 million for the three and six months ended June 30, 2024, respectively, and $8.1 million and $18.3 million for the three and six months ended June 30, 2023, respectively, primarily due to the provision for income taxes.
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
At June 30, 2024, we had $136.4 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At June 30, 2024, Station LLC’s borrowing availability under the revolving credit facility was $876.2 million, which was net of $178.0 million in outstanding borrowings and $45.8 million in outstanding letters of credit and similar obligations.
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
In April 2024, we entered into two zero cost interest rate collars to manage our exposure to interest rate movements associated with our variable interest rate debt. The interest rate collars, which have a total notional amount of $750.0 million, include a Term SOFR cap of 5.25% and a weighted average Term SOFR floor of 2.89%. The interest rate collars became effective in April 2024 and will mature in April 2029. See Note 6 to the Condensed Consolidated Financial Statements for additional information about our derivative instruments.
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
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2024 include (i) approximately $60 million to $100 million for capital expenditures, including amounts to close out our Durango project, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $12.4 million and $114.6 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.9 million to be paid in September 2024, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in September 2024 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
On May 2, 2024, our board of directors extended the expiration date of our equity repurchase program to December 31, 2025. Our board of directors has authorized $600.0 million for repurchases of Class A common stock under our equity repurchase program. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the six months ended June 30, 2024, we repurchased 75,000 shares of our Class A common stock in open market transactions at a weighted-average price of $52.29 per share. At June 30, 2024, we had $309.0 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$269,003	$235,181
Investing activities	(185,072)	(384,134)
Financing activities	(85,068)	132,613
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
For the six months ended June 30, 2024, net cash provided by operating activities was $269.0 million as compared to $235.2 million for the prior year period. Cash flows from operating activities for the six months ended June 30, 2024 and 2023 included $90.7 million and $82.3 million in interest payments, respectively. For the six months ended June 30, 2024, we also paid $34.7 million in fees and costs related to debt modification. In addition, our operating cash flows for the six months ended June 30, 2024 increased as compared to the prior year period due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2024 and 2023, cash paid for capital expenditures totaled $176.7 million and $377.1 million, respectively. Capital expenditures for the six months ended June 30, 2023 were primarily related to the Durango project.
Cash Flows from Financing Activities
As described above, during the six months ended June 30, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the New Term B Facility and borrowed $200.0 million under the New Revolving Credit Facility. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $23.4 million in debt issuance costs. In addition, we paid $88.9 million in dividends to Class A common stockholders and $79.9 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $11.2 million related to tax withholding on share-based compensation during the period.
During the six months ended June 30, 2023, we borrowed $270.0 million under the existing revolving credit facility, and paid $29.5 million in dividends to Class A common stockholders and $44.3 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $8.9 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of June 30, 2024, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At June 30, 2024, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At June 30, 2024, we had outstanding letters of credit and similar obligations totaling $45.8 million.

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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 5 to the Condensed Consolidated Financial Statements. Material changes to the terms of our indebtedness during the six months ended June 30, 2024 are described therein and include a description of the March 2024 amendment to Station LLC’s credit facility and the issuance of $500.0 million in aggregate principal amount of 6.625% Senior Notes due 2032.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. In April 2024, we entered into two zero cost interest rate collars to manage our exposure to interest rate risk. See Note 6 to the Condensed Consolidated Financial Statements for additional information. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our Class A share purchases for the three months ended June 30, 2024. All of our Class A share repurchases during the periods presented were made in open market transactions pursuant to our publicly announced equity repurchase program. The Class A shares were retired upon repurchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2024	—	$—	—	$312,891,984
May 1 to May 31, 2024	—	—	—	$312,891,984
June 1 to June 30, 2024	75,000	$52.27	75,000	$308,970,496
Total	75,000	$52.27	75,000	$308,970,496
_______________________________________________________________
(1)    Excludes commissions.
(2)    In February 2019, we announced that our board of directors had approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On August 4, 2022, our board of directors increased the authorization for repurchases of Class A common stock under our equity repurchase program by $300 million, resulting in total repurchase authorization of $600 million. On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. The remaining amount authorized for repurchases under the program was $309 million at June 30, 2024.
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

RED ROCK RESORTS, INC., Registrant

Date:	August 7, 2024	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)