Form 10-Q
period 2024-09-30
Red Rock Resorts, Inc.
filed 2024-11-08
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Class A Common Stock, $0.01 par value	59,633,233
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,496	$137,586
Receivables, net	62,656	61,930
Income tax receivables	6,721	14,443
Inventories	16,868	15,255
Prepaid gaming tax	28,469	24,888
Prepaid expenses and other current assets	34,754	28,190
Total current assets	266,964	282,292
Property and equipment, net of accumulated depreciation of $1,403,685 and $1,288,470 at September 30, 2024 and December 31, 2023, respectively	2,786,680	2,771,818
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $20,978 and $19,794 at September 30, 2024 and December 31, 2023, respectively	81,622	82,806
Land held for development	467,756	451,010
Native American development costs	61,748	45,879
Deferred tax asset, net	48,570	43,381
Other assets, net	86,048	81,650
Total assets	$3,995,064	$3,954,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,806	$25,353
Accrued interest payable	13,707	15,607
Other accrued liabilities	195,419	280,493
Current portion of payable pursuant to tax receivable agreement	1,166	1,662
Current portion of long-term debt	17,061	26,104
Total current liabilities	261,159	349,219
Long-term debt, less current portion	3,423,432	3,301,658
Other long-term liabilities	51,415	39,319
Payable pursuant to tax receivable agreement, less current portion	19,263	20,429
Total liabilities	3,755,269	3,710,625
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,633,233 and 58,866,439 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	596	589
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	10,788	7,345
Retained earnings	164,154	160,904
Total Red Rock Resorts, Inc. stockholders’ equity	175,539	168,839
Noncontrolling interest	64,256	75,048
Total stockholders’ equity	239,795	243,887
Total liabilities and stockholders’ equity	$3,995,064	$3,954,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Casino	$314,225	$272,747	$950,708	$830,494
Food and beverage	83,327	72,778	268,323	228,548
Room	45,165	42,036	148,195	130,867
Other	25,299	24,045	76,090	71,463
Net revenues	468,016	411,606	1,443,316	1,261,372
Operating costs and expenses:
Casino	88,141	70,753	260,963	212,047
Food and beverage	71,889	57,741	219,603	178,736
Room	15,502	13,348	47,448	40,428
Other	8,013	7,759	23,040	24,465
Selling, general and administrative	109,041	91,850	325,164	277,835
Depreciation and amortization	47,372	32,535	138,948	96,368
Write-downs and other, net	(2,585)	15,083	1,749	44,768
	337,373	289,069	1,016,915	874,647
Operating income	130,643	122,537	426,401	386,725
Earnings from joint ventures	549	640	1,993	2,293
Operating income and earnings from joint ventures	131,192	123,177	428,394	389,018
Other expense:
Interest expense, net	(57,998)	(45,502)	(172,633)	(132,298)
Loss on extinguishment/modification of debt	—	—	(14,402)	—
Change in fair value of derivative instruments	(9,748)	—	(11,671)	—
	(67,746)	(45,502)	(198,706)	(132,298)
Income before income tax	63,446	77,675	229,688	256,720
Provision for income tax	(8,057)	(9,252)	(26,118)	(27,860)
Net income	55,389	68,423	203,570	228,860
Less: net income attributable to noncontrolling interests	26,437	32,907	96,107	109,155
Net income attributable to Red Rock Resorts, Inc.	$28,952	$35,516	$107,463	$119,705

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.49	$0.61	$1.82	$2.07
Earnings per share of Class A common stock, diluted	$0.48	$0.60	$1.77	$1.99
Weighted-average common shares outstanding:
Basic	59,092	57,961	58,988	57,815
Diluted	103,686	103,206	103,709	103,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2024	59,548	$595	45,986	$1	$8,282	$150,092	$66,709	$225,679
Net income	—	—	—	—	—	28,952	26,437	55,389
Share-based compensation	—	—	—	—	6,873	—	—	6,873
Distributions	—	—	—	—	—	—	(30,468)	(30,468)
Dividends	—	—	—	—	—	(14,890)	—	(14,890)
Stock option exercises and issuance of restricted stock, net	85	1	—	—	(1)	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(2,629)	—	—	(2,629)
Net deferred tax assets resulting from the redemption of LLC Units	—	—	—	—	(159)	—	—	(159)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,578)	—	1,578	—
Balances, September 30, 2024	59,633	$596	45,986	$1	$10,788	$164,154	$64,256	$239,795

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2023	58,391	$584	45,986	$1	$1,104	$98,298	$20,720	$120,707
Net income	—	—	—	—	—	35,516	32,907	68,423
Share-based compensation	—	—	—	—	4,497	—	—	4,497
Distributions	—	—	—	—	—	—	(20,886)	(20,886)
Dividends	—	—	—	—	—	(14,553)	—	(14,553)
Stock option exercises and issuance of restricted stock, net	8	—	—	—	—	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(565)	—	—	(565)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,572)	—	1,572	—
Balances, September 30, 2023	58,399	$584	45,986	$1	$3,464	$119,261	$34,313	$157,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—		107,463	96,107	203,570
Share-based compensation	—	—	—	—	24,815	—	—	24,815
Distributions	—	—	—	—	—	—	(110,372)	(110,372)
Dividends	—	—	—	—	—	(104,213)	—	(104,213)
Stock option exercises and issuance of restricted stock, net	859	8	—	—	(8)	—	—	—
Repurchase of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Withholding tax on share-based compensation	(17)	—	—	—	(13,811)	—	—	(13,811)
Net deferred tax assets resulting from the redemption of LLC Units	—	—	—	—	(159)	—	—	(159)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,473)	—	3,473	—
Balances, September 30, 2024	59,633	$596	45,986	$1	$10,788	$164,154	$64,256	$239,795

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest (deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	119,705	109,155	228,860
Share-based compensation	—	—	—	—	14,814	—	—	14,814
Distributions	—	—	—	—	—	—	(65,189)	(65,189)
Dividends	—	—	—	—	—	(43,647)	—	(43,647)
Stock option exercises and issuance of restricted stock, net	415	4	—	—	(4)	—	—	—
Withholding tax on share-based compensation	(29)	—	—	—	(9,458)	—	—	(9,458)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,888)	—	1,888	—
Balances, September 30, 2023	58,399	$584	45,986	$1	$3,464	$119,261	$34,313	$157,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$203,570	$228,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,948	96,368
Write-downs and other, net	107	171
Amortization of debt discount and debt issuance costs	5,662	7,165
Share-based compensation	24,411	14,515
Loss on extinguishment/modification of debt	3,047	—
Change in fair value of derivative instruments	11,671	—
Deferred income tax	(5,189)	(1,274)
Changes in assets and liabilities:
Receivables, net	(727)	(33,362)
Inventories and prepaid expenses	(12,959)	(10,344)
Accounts payable	5,293	1,551
Accrued interest payable	(1,900)	(1,055)
Income tax receivable/payable	7,723	7,948
Other accrued liabilities	18,928	23,494
Other, net	1,453	1,364
Net cash provided by operating activities	400,038	335,401
Cash flows from investing activities:
Capital expenditures, net of related payables	(257,011)	(512,518)
Acquisition of land held for development	(14,971)	(2,108)
Native American development costs	(12,661)	(2,875)
Other, net	(1,359)	(3,036)
Net cash used in investing activities	(286,002)	(520,537)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,995,853	370,500
Payments under credit agreements with original maturity dates greater than three months	(2,372,177)	(53,584)
Proceeds from issuance of 6.625% Senior Notes	500,000	—
Payment of debt issuance costs	(23,465)	—
Distributions to noncontrolling interests	(110,372)	(65,189)
Repurchase of Class A common stock	(3,922)	—
Withholding tax on share-based compensation	(13,811)	(9,458)
Dividends paid	(103,610)	(44,027)
Payments on tax receivable agreement liability	(1,662)	(6,632)
Other, net	(960)	(928)
Net cash (used in) provided by financing activities	(134,126)	190,682
(Decrease) increase in cash and cash equivalents	(20,090)	5,546
Balance, beginning of period	137,586	117,289
Balance, end of period	$117,496	$122,835
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $21,670 capitalized, respectively	$168,960	$126,344
Cash paid for income taxes	$23,593	$21,100
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$12,045	$127,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming facilities and 11 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market. In December 2023, the Company opened Durango Casino & Resort (“Durango”).
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2024, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
The ownership of the LLC Units is summarized as follows:

	September 30, 2024		December 31, 2023
	Units	Ownership %	Units	Ownership %
Red Rock	63,929,161	58.2%	63,027,745	57.8%
Noncontrolling interest holders	45,985,804	41.8%	45,985,804	42.2%
Total	109,914,965	100.0%	109,013,549	100.0%

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 40 table games and several restaurants. Future development costs of the project are expected to be between $375 million and $425 million. The following table summarizes the Company’s evaluation at September 30, 2024 of each of the critical milestones that it has identified as necessary to complete the North Fork Project. As of January 5, 2024, the date the Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”), each of these critical milestones has been substantially resolved.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the Company’s evaluation at September 30, 2024 of each of the critical milestones necessary to complete the North Fork Project.

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune has appealed the grant of the State of California’s demurrer and the Mono have appealed the grant of Picayune’s motion for summary judgment. The appeals have been consolidated and the briefing of the appeals is scheduled to be completed by May 1, 2025.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through September 30, 2024, the Company has paid approximately $76.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At September 30, 2024, the carrying amount of the advances was $61.7 million.
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
The timing of both the North Fork Project and of the repayment of the reimbursable advances is difficult to predict and is contingent on the achievement of the critical milestones, the financing of the North Fork Project, and the cash flows from the North Fork Project. Site work in anticipation of construction commencement has started on the site of the North Fork Project. The Company currently estimates that the North Fork Project will be completed and opened for business in approximately 18 to 20 months. The Company expects to assist the Mono in obtaining financing for the North Fork Project.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 75% to 85% at September 30, 2024. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of any remaining critical milestones, the arrangement of financing for the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that financing will be obtained, that the financing and/or the cash flows from the North

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,900	$23,361
Advance deposits and future wagers	21,111	20,195
Rewards program liability	11,615	11,192
Other accrued liabilities:
Construction payables and equipment purchase accruals	13,223	118,316
Accrued payroll and related	51,461	42,048
Accrued gaming and related	33,600	29,497
Operating lease liabilities, current portion	6,142	6,137
Other	34,367	29,747
	$195,419	$280,493
Construction payables and equipment purchase accruals at December 31, 2023 included $100.2 million related to the development of Durango.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2024	December 31, 2023
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (7.10% at September 30, 2024), net of unamortized discount and deferred costs of $21.3 million at September 30, 2024	$1,540,826	$—
Term Loan B Facility due February 7, 2027, interest at a margin above SOFR or base rate (7.71% at December 31, 2023), net of unamortized discount and deferred issuance costs of $15.9 million at December 31, 2023	—	1,442,054
Term Loan A Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2023	—	152,955
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (6.35% at September 30, 2024)	185,000	—
Revolving Credit Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023)	—	512,000
6.625% Senior Notes due March 14, 2032, net of unamortized deferred issuance costs of $6.4 million at September 30, 2024	493,645	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.6 million and $4.9 million at September 30, 2024 and December 31, 2023	495,402	495,006
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $3.9 million and $4.7 million at September 30, 2024 and December 31, 2023, respectively	686,912	686,129
Other long-term debt, weighted-average interest of 3.88% at September 30, 2024 and December 31, 2023, net of unamortized discount and deferred issuance costs of $0.1 million at September 30, 2024 and December 31, 2023	38,708	39,618
Total long-term debt	3,440,493	3,327,762
Current portion of long-term debt	(17,061)	(26,104)
Total long-term debt, net	$3,423,432	$3,301,658
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The New Credit Facilities contain a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facilities and measured as of the end of each quarter, a maximum total secured net leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at September 30, 2024.
Revolving Credit Facility
At September 30, 2024, Station LLC’s borrowing availability under the New Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $869.2 million, which was net of $185.0 million in outstanding borrowings and $45.8 million in outstanding letters of credit and similar obligations.
6.625% Senior Notes
On March 14, 2024, Station LLC issued $500.0 million in aggregate principal amount of 6.625% senior notes due 2032 (the “6.625% Senior Notes”) pursuant to an indenture dated as of March 14, 2024, among Station LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. The net proceeds of the sale of the 6.625% Senior Notes together with the borrowings under the New Term B Loan were used (i) to refinance all loans and commitments outstanding under the Credit Facility, (ii) to pay fees and costs associated with such transactions and (iii) for general corporate purposes. Interest on the 6.625% Senior Notes is paid every six months in arrears on March 15 and September 15, which commenced on September 15, 2024. The Company capitalized $6.7 million in new costs associated with the 6.625% Senior Notes, which were primarily lender fees.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At September 30, 2024, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $12.2 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.
7.    Fair Value Measurements
Information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	September 30, 2024	December 31, 2023	Level of Fair Value Hierarchy
Interest rate collars	Other accrued liabilities	$888	$—	Level 2 – Significant unobservable inputs
Interest rate collars	Other long-term liabilities	$11,024	$—	Level 2 – Significant unobservable inputs
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2024	December 31, 2023
Aggregate fair value	$3,421	$3,245
Aggregate carrying amount	3,440	3,328
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
Net Income Attributable to Red Rock Resorts, Inc. and Transfers to Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net income and transfers to noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Red Rock Resorts, Inc.	$28,952	$35,516	$107,463	$119,705
Transfers to noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,578)	(1,572)	(3,473)	(1,888)
Net transfers to noncontrolling interests	(1,578)	(1,572)	(3,473)	(1,888)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers to noncontrolling interests	$27,374	$33,944	$103,990	$117,817

Dividends and Distributions
During the three and nine months ended September 30, 2024, the Company declared and paid quarterly cash dividends of $0.25 and $0.75 per share of Class A common stock, respectively, which included $2.2 million and $6.5 million, respectively, paid to Fertitta Family Entities. During the three and nine months ended September 30, 2023, the Company declared and paid quarterly cash dividends of $0.25 and $0.75 per share of Class A common stock, respectively, which included $2.1 million and $6.4 million, respectively, paid to Fertitta Family Entities.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Prior to the quarterly cash dividend payments, during the three and nine months ended September 30, 2024 and 2023, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million and $34.5 million, respectively, which included $11.3 million and $34.0 million, respectively, paid to Fertitta Family Entities. During the three and nine months ended September 30, 2024, Station Holdco paid tax distributions to noncontrolling interest holders of $18.9 million and $29.9 million, respectively, including $18.7 million and $29.5 million, respectively, paid to Fertitta Family Entities. During the three and nine months ended September 30, 2023, Station Holdco paid tax distributions to noncontrolling interest holders of $9.4 million and $30.7 million, respectively, including $9.3 million and $30.3 million, respectively, paid to Fertitta Family Entities.
On November 7, 2024, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of December 16, 2024 to be paid on December 31, 2024. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
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
Equity Repurchase Program
On May 2, 2024, the Company’s board of directors authorized the extension of the $600 million equity repurchase program for repurchases of Class A common stock through December 31, 2025. The Company made no repurchases during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company repurchased 75,000 shares of its Class A common stock for an aggregate purchase price of $3.9 million and a weighted average price per share of $52.29 in open market transactions. The Company made no repurchases during the three and nine months ended September 30, 2023 under the program. At September 30, 2024, the remaining amount authorized for repurchase under the program was $309.0 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.8 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.5 million shares were available for issuance at September 30, 2024.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2024	422,684	$42.39	6,179,510	$33.35
Activity during the period:
Granted	182,542	58.50	712,772	58.50
Vested/exercised (a)	(66,481)	31.92	(1,687,500)	26.33
Forfeited/expired	—	—	(48,737)	46.64
Antidilution adjustment (b)	—	$—	101,083	n/m
Outstanding at September 30, 2024	538,745	$49.14	5,257,128	$38.25
_______________________________________________________________
(a)Stock options exercised included 1,010,900 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in March 2024, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company recognized share-based compensation expense of $6.7 million and $24.4 million for the three and nine months ended September 30, 2024, respectively, and $4.4 million and $14.5 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, unrecognized share-based compensation cost was $54.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 12.7% and 11.4%, respectively, as compared to 11.9% and 10.9% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax benefit attributable to the stock compensation activity from Station Holdco.
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
Under the 2017 U.S. federal tax year examination, the Internal Revenue Service (“IRS”) previously issued a Notice of Proposed Adjustment in relation to the 2017 land lease deduction. During the second quarter of 2024, Station Holdco held its appeals conference with the IRS. As a result of the preliminary appeals conference, the Company recorded a current unrecognized tax benefit liability and deferred tax asset associated with the land lease deduction. During the third quarter of 2024, the Company came to a tentative agreement with the IRS and made a deposit equal to the amount the Company expects to owe. No net liability remains on the balance sheet.
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
At September 30, 2024 and December 31, 2023, the Company’s liability under the TRA was $20.4 million and $22.1 million, respectively, of which $5.6 million and $6.0 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the nine months ended September 30, 2024 or 2023. During the nine months ended September 30, 2024 the Company made payments on the TRA liability of $1.7 million and expects to pay $1.2 million of the TRA liability within the next twelve months.

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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$55,389	$68,423	$203,570	$228,860
Less: net income attributable to noncontrolling interests	(26,437)	(32,907)	(96,107)	(109,155)
Net income attributable to Red Rock, basic	28,952	35,516	107,463	119,705
Effect of dilutive securities	20,885	25,996	75,925	86,232
Net income attributable to Red Rock, diluted	$49,837	$61,512	$183,388	$205,937

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares of Class A common stock outstanding, basic	59,092	57,961	58,988	57,815
Effect of dilutive securities	44,594	45,245	44,721	45,428
Weighted average shares of Class A common stock outstanding, diluted	103,686	103,206	103,709	103,243

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at September 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,824	2,244	1,845	2,244
Unvested restricted shares of Class A common stock	87	149	87	149
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues
Las Vegas operations:
Casino	$314,225	$272,747	$950,708	$830,494
Food and beverage	83,327	72,778	268,323	228,548
Room	45,165	42,036	148,195	130,867
Other (a)	21,997	20,398	66,264	60,677
Las Vegas operations net revenues	464,714	407,959	1,433,490	1,250,586
Corporate and other	3,302	3,647	9,826	10,786
Net revenues	$468,016	$411,606	$1,443,316	$1,261,372

Net income	$55,389	$68,423	$203,570	$228,860
Adjustments
Depreciation and amortization	47,372	32,535	138,948	96,368
Share-based compensation	6,730	4,390	24,411	14,515
Write-downs and other, net	(2,585)	15,083	1,749	44,768
Interest expense, net	57,998	45,502	172,633	132,298
Loss on extinguishment/modification of debt	—	—	14,402	—
Change in fair value of derivative instruments	9,748	—	11,671	—
Provision for income tax	8,057	9,252	26,118	27,860
Adjusted EBITDA (b)	$182,709	$175,185	$593,502	$544,669

Adjusted EBITDA
Las Vegas operations	$202,557	$191,412	$655,463	$598,552
Corporate and other	(19,848)	(16,227)	(61,961)	(53,883)
Adjusted EBITDA	$182,709	$175,185	$593,502	$544,669
_______________________________________________________________
(a)Includes tenant lease revenue of $7.5 million and $22.6 million for the three and nine months ended September 30, 2024, respectively, and $6.4 million and $19.0 million for the three and nine months ended September 30, 2023, respectively. Revenue from tenant leases is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 11 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market. In December 2023, we opened Durango Casino & Resort (“Durango”).
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, (“LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2024, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In September 2024, the unemployment rate in the Las Vegas metropolitan area was 5.9% as compared to 5.7% in September 2023. Statewide, the unemployment rate for September 2024 was 5.6% as compared to 5.4% in September 2023. In September 2024, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $479,900, up 6.6% from $450,000 in September 2023. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates, increased energy costs and increased geo-political and regional conflicts, we cannot predict whether the trend in unemployment or the trend in housing prices in the Las Vegas area will continue.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2024	2023		2024	2023
Net revenues	$468,016	$411,606	13.7%	$1,443,316	$1,261,372	14.4%
Operating income	130,643	122,537	6.6%	426,401	386,725	10.3%

Casino revenues	314,225	272,747	15.2%	950,708	830,494	14.5%
Casino expenses	88,141	70,753	24.6%	260,963	212,047	23.1%
Margin	71.9%	74.1%		72.6%	74.5%

Food and beverage revenues	83,327	72,778	14.5%	268,323	228,548	17.4%
Food and beverage expenses	71,889	57,741	24.5%	219,603	178,736	22.9%
Margin	13.7%	20.7%		18.2%	21.8%

Room revenues	45,165	42,036	7.4%	148,195	130,867	13.2%
Room expenses	15,502	13,348	16.1%	47,448	40,428	17.4%
Margin	65.7%	68.2%		68.0%	69.1%

Other revenues	25,299	24,045	5.2%	76,090	71,463	6.5%
Other expenses	8,013	7,759	3.3%	23,040	24,465	(5.8)%

Selling, general and administrative expenses	109,041	91,850	18.7%	325,164	277,835	17.0%
Percent of net revenues	23.3%	22.3%		22.5%	22.0%

Depreciation and amortization	47,372	32,535	45.6%	138,948	96,368	44.2%
Write-downs and other, net	(2,585)	15,083	n/m	1,749	44,768	n/m
Interest expense, net	57,998	45,502	27.5%	172,633	132,298	30.5%
Loss on extinguishment/modification of debt	—	—	n/m	14,402	—	n/m
Change in fair value of derivative instruments	9,748	—	n/m	11,671	—	n/m
Net income attributable to noncontrolling interests	26,437	32,907	(19.7)%	96,107	109,155	(12.0)%
Provision for income tax	8,057	9,252	(12.9)%	26,118	27,860	(6.3)%
Net income attributable to Red Rock	28,952	35,516	(18.5)%	107,463	119,705	(10.2)%
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

Net Revenues. Net revenues for the three months ended September 30, 2024 were $468.0 million, up 13.7% as compared to $411.6 million for the prior year period. For the nine months ended September 30, 2024, net revenues were $1.44 billion, an increase of 14.4% compared to $1.26 billion for the prior year period. Contributing to the increase for both the three and nine months ended September 30, 2024 is our Durango property which opened on December 5, 2023. For the three months ended September 30, 2024, our casino revenue, food and beverage, room and other revenues increased by 15.2%, 14.5%, 7.4% and 5.2%, respectively, as compared to the same quarter in 2023, and for the nine months ended September 30, 2024, we achieved year over year growth of 14.5%, 17.4%, 13.2% and 6.5% for casino revenue, food and beverage, room and other revenues, respectively.
Operating Income. For the three and nine months ended September 30, 2024, our operating income was $130.6 million and $426.4 million, respectively. For the three and nine months ended September 30, 2023, our operating income was $122.5 million and $386.7 million, respectively. Our Durango property contributed to the increase in operating income for both the three and nine months ended September 30, 2024 as compared to the prior year periods. Additional information about factors impacting our operating income is included below.
Casino. As described at Net Revenues above, our casino revenues increased by 15.2% and 14.5% for the three and nine months ended September 30, 2024 as compared to the same periods in the prior year. For the three months ended September 30, 2024 as compared to the prior year period, our slot handle increased by 10.0%, table games drop increased by 46.7% and race and sports write decreased by 7.3%. For the nine months ended September 30, 2024 as compared to the prior year period, our slot handle increased 9.6%, table games drop increased 50.5% and race and sports write decreased 4.3%. For the three months ended September 30, 2024 our slot hold was consistent, while our table games hold decreased 1.3%, and our race and sports hold increased 1.7%, all as compared to the prior year period. In addition, for the nine months ended September 30, 2024 our slots and race and sports hold were consistent while our table games hold decreased 1.7%, all as compared to the prior year period. Casino expenses for the three and nine months ended September 30, 2024 as compared to the prior year periods increased by 24.6% and 23.1%, respectively, primarily due to our Durango property.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three and nine months ended September 30, 2024, food and beverage revenue increased by 14.5% and 17.4%, respectively, as compared to the same periods in the prior year due to additional food and beverage offerings. For the three and nine months ended September 30, 2024, the average guest check increased by 10.1% and 10.6%, respectively, and the number of restaurant guests served increased by 9.4% and 10.8%, respectively, all as compared to the prior year periods. Food and beverage expenses for three and nine months ended September 30, 2024 as compared to the prior year periods increased by 24.5% and 22.9%, respectively, primarily due to food and beverage expenses at our Durango property.
Room.  For the three and nine months ended September 30, 2024, room revenues increased by 7.4% and 13.2%, respectively, and room expenses increased by 16.1% and 17.4%, respectively, all as compared to the prior year periods. The increase in room revenues and expenses for the three and nine months ended September 30, 2024, as compared to the prior year periods, were primarily due to our Durango property.
Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Occupancy	85.6%	86.4%	87.7%	87.3%
Average daily rate	$187.29	$185.20	$201.74	$191.48
Revenue per available room	$160.30	$160.05	$177.00	$167.21
For the three and nine months ended September 30, 2024, our ADR increased by 1.1% and 5.4%, respectively, as compared to the prior year periods. Our revenue per available room for the three months ended September 30, 2024 was in-line with the prior year period. For the nine months ended September 30, 2024, our revenue per available room improved 5.9%, as compared to the prior year period. Our occupancy rates for the three and nine months ended September 30, 2024 were in-line with the prior year periods.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three and nine months ended September 30, 2024, other revenues increased by 5.2% and 6.5%, respectively, as compared to the prior year periods, primarily driven by additional leased outlets. For the three months ended September 30, 2024, other expenses increased by 3.3%, as compared to the prior year period. For the nine months ended September 30, 2024, other expenses decreased 5.8%, as compared to the prior year period.

Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2024, SG&A expenses increased by 18.7% to $109.0 million and 17.0% to $325.2 million, respectively, as compared to the prior year periods. The increases in SG&A expenses were primarily due to expenses associated with our Durango property. As a percentage of net revenues, SG&A expenses for the three and nine months ended September 30, 2024 were in-line with the prior year periods. Management continues to focus on operational discipline and opportunities for improved efficiency.
Depreciation and Amortization.  For the three and nine months ended September 30, 2024, depreciation and amortization expense increased by 45.6% and 44.2%, respectively, as compared to the prior year periods, primarily due to depreciation expense associated with Durango’s assets placed in service in December 2023.
Write-downs and Other, net. For the three months ended September 30, 2024, write-downs and other, net included $5.8 million in refunds for previously expensed development costs and $3.2 million in net costs primarily comprising development and preopening expenses and business innovation development expenses. For the nine months ended September 30, 2024, write-downs and other, net totaled $1.7 million, primarily comprising development and preopening expenses (including $5.8 million in refunds for previously expensed development costs) and business innovation development expenses. For three and nine months ended September 30, 2023, write-downs and other, net totaled $15.1 million and $44.8 million, respectively, primarily comprising development and preopening expenses, business innovation development expenses and demolition costs associated with our closed properties.
Interest Expense, net.  Interest expense, net increased to $58.0 million and $172.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $45.5 million and $132.3 million, respectively, for the same periods in 2023. The increase in interest expense was primarily due to capitalized interest in the prior year periods, as well as an increase in borrowings for the current year periods. We expect that the variable interest rates on our credit facility may continue to fluctuate in response to macroeconomic conditions. On March 14, 2024, we completed a series of refinancing transactions pursuant to which we entered into an amended and restated credit agreement (the “Credit Agreement”) and issued $500 million of 6.625% senior notes due 2032 (the “6.625% Senior Notes”). The proceeds of the 6.625% Senior Notes, together with borrowings under the Credit Agreement, were used to repay all amounts outstanding under our existing credit facility, pay fees and costs associated with the transactions, and for general corporate purposes. See Note 5 to the Condensed Consolidated Financial Statements for additional information about the refinancing transactions as well as our other long-term debt.
Change in Fair Value of Derivative Instruments. For the three and nine months ended September 30, 2024, we recognized net losses of $9.7 million and $11.7 million, respectively, in the fair value of our interest rate collars. The losses were primarily due to downward movements in the forward interest rate curve.
Provision for Income Tax. For the three and nine months ended September 30, 2024, we recognized a provision for income tax of $8.1 million and $26.1 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 12.7% and 11.4% for the three and nine months ended September 30, 2024, respectively, were less than the statutory rate. We recognized income tax expense of $9.3 million and $27.9 million for the three and nine months ended September 30, 2023, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2024 and 2023 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements. There was no Native American management activity in the current or prior year three and nine month periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues
Las Vegas operations	$464,714	$407,959	$1,433,490	$1,250,586
Corporate and other	3,302	3,647	9,826	10,786
Net revenues	$468,016	$411,606	$1,443,316	$1,261,372

Net income	$55,389	$68,423	$203,570	$228,860
Adjustments
Depreciation and amortization	47,372	32,535	138,948	96,368
Share-based compensation	6,730	4,390	24,411	14,515
Write-downs and other, net	(2,585)	15,083	1,749	44,768
Interest expense, net	57,998	45,502	172,633	132,298
Loss on extinguishment/modification of debt	—	—	14,402	—
Change in fair value of derivative instruments	9,748	—	11,671	—
Provision for income tax	8,057	9,252	26,118	27,860
Adjusted EBITDA	$182,709	$175,185	$593,502	$544,669

Adjusted EBITDA
Las Vegas operations	$202,557	$191,412	$655,463	$598,552
Corporate and other	(19,848)	(16,227)	(61,961)	(53,883)
Adjusted EBITDA	$182,709	$175,185	$593,502	$544,669

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.
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
At September 30, 2024, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $3.0 million, $6.7 million of income tax receivable, $48.6 million of deferred tax assets, net, and a $53.2 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $4.0 million of other liabilities. The Holding Company’s $53.2 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2023, the Holding Company had cash of $0.2 million, $14.4 million of income tax receivable, $43.4 million of deferred tax assets, net, and a $34.0 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $22.1 million liability under the TRA, of which $1.7 million was current, and $3.3 million of other liabilities.
The Holding Company recognized net losses of $7.5 million and $24.5 million for the three and nine months ended September 30, 2024, respectively, and $8.9 million and $27.2 million for the three and nine months ended September 30, 2023, respectively, primarily due to the provision for income taxes.
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
At September 30, 2024, we had $117.5 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. At September 30, 2024, Station LLC’s borrowing availability under the revolving credit facility was $869.2 million, which was net of $185.0 million in outstanding borrowings and $45.8 million in outstanding letters of credit and similar obligations.
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
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2024 include (i) approximately $20 million to $40 million for capital expenditures, (ii) approximately $20 million for construction advances on the North Fork project, (iii)required principal and interest payments on Station LLC’s indebtedness totaling $4.3 million and $54.3 million, respectively, (iv) dividends to our Class A common stockholders, including approximately $14.9 million to be paid in December 2024, and (v) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in September 2024 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. Our board of directors has authorized $600.0 million for repurchases of Class A common stock under our equity repurchase program. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the nine months ended September 30, 2024, we repurchased 75,000 shares of our Class A common stock in open market transactions at a weighted-average price of $52.29 per share. At September 30, 2024, we had $309.0 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$400,038	$335,401
Investing activities	(286,002)	(520,537)
Financing activities	(134,126)	190,682
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
For the nine months ended September 30, 2024, net cash provided by operating activities was $400.0 million as compared to $335.4 million for the prior year period. Cash flows from operating activities for the nine months ended September 30, 2024 and 2023 included $169.0 million and $126.3 million in interest payments, respectively. For the nine months ended September 30, 2024, we also paid $11.4 million in fees and costs related to debt modification. In addition, our operating cash flows for the nine months ended September 30, 2024 increased as compared to the prior year period due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024 and 2023, cash paid for capital expenditures totaled $257.0 million and $512.5 million, respectively. Capital expenditures for the nine months ended September 30, 2023 were primarily related to the Durango project.
Cash Flows from Financing Activities
As described above, during the nine months ended September 30, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the New Term B Facility and borrowed $280.0 million under the New Revolving Credit Facility. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $23.5 million in debt issuance costs. In addition, we paid $103.6 million in dividends to Class A common stockholders and $110.4 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $13.8 million related to tax withholding on share-based compensation during the period.
During the nine months ended September 30, 2023, we borrowed $370.5 million under the existing revolving credit facility, and paid $44.0 million in dividends to Class A common stockholders and $65.2 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $9.5 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of September 30, 2024, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At September 30, 2024, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At September 30, 2024, we had outstanding letters of credit and similar obligations totaling $45.8 million.

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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 5 to the Condensed Consolidated Financial Statements. Material changes to the terms of our indebtedness during the nine months ended September 30, 2024 are described therein and include a description of the March 2024 amendment to Station LLC’s credit facility and the issuance of $500.0 million in aggregate principal amount of 6.625% Senior Notes due 2032.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.
Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

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

RED ROCK RESORTS, INC., Registrant

Date:	November 8, 2024	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)