Form 10-K
period 2024-12-31
Red Rock Resorts, Inc.
filed 2025-02-21
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $2.8 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2025
Class A Common Stock, $0.01 par value	60,058,276
Class B Common Stock, $0.00001 par value	45,985,804

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2024.

PART I
ITEM 1.BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC owns and operates seven major gaming and entertainment facilities, including Durango Casino & Resort (“Durango”), and 12 smaller casinos (three of which are 50% owned). Durango opened in December of 2023 on approximately 50 acres of land at the intersection of Interstate 215 and Durango Drive in the southwest Las Vegas valley. The resort features approximately 533,000 square feet and includes 83,000 square feet of casino space, four full-service food and beverage outlets, a food hall, a state-of-the-art sports book and a resort-style pool.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2024, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC. Other than tax-related assets and liabilities, our only assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
Our principal source of revenue and operating income is gaming. Our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% of our casino revenue is generated from slot play. The majority of our revenue is cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
Our principal executive offices are located at 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135. The telephone number for our executive offices is (702) 495-3000. We maintain a website at www.redrockresorts.com, the contents of which are expressly not incorporated by reference into this filing.
Impact of Economic Conditions
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas metropolitan area population continues to grow, posting a 1.9% growth rate in 2024. As of December 2024, the unemployment rate in the Las Vegas metropolitan area was 5.9%, up from 5.3% in December 2023 and 5.4% in December 2022. Statewide, the unemployment rate for December 2024 was 5.7%, as compared to 5.4% in December 2023 and 5.2% in December 2022. The median price of an existing single-family home in Las Vegas was $475,000 at December 31, 2024, up 5.6% as compared to December 31, 2023, according to the Las Vegas Realtors®. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates and increased geo-political and regional conflicts, we cannot predict whether the trends in unemployment, population growth and housing prices in the Las Vegas area will continue.
Our properties have continued to experience favorable customer trends in 2024, including strong carded slot play, strong customer engagement and robust spend per visit. These positive trends, in combination with business optimization and cost reduction measures implemented since 2020, have continued to drive strong operating results for our company. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation and higher interest rates on the United States and Las Vegas economies may affect our business in the future.
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
Maximize business profitability. During our over 48-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow-through of revenue to Adjusted EBITDA.
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
Develop and operate Native American projects. We provide development and management services to Native American tribes using our expertise in developing and operating regional entertainment destinations. We have successfully developed and managed Native American casinos for over 20 years. Currently, we have a development agreement and a management agreement with the North Fork Rancheria of Mono Indians (the “Mono”) under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”). Construction has commenced on the site of the North Fork Project. See “Native American Development.”

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2024. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:
___________________________________________________________
(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board and a Vice President. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equity Holders.” The exchange ratio for LLC Units and shares of Class B common stock for shares of Class A common stock is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock. At December 31, 2024, the exchange ratio was 0.933 shares of Class A common stock for each LLC Unit and share of Class B common stock.
(2)    “Continuing Owners” refers to the owners of LLC Units at December 31, 2024 who held such units prior to the Company’s IPO in May 2016.
Properties
Set forth below is selected information about our properties at December 31, 2024.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	795	2,616	62	64
Green Valley Ranch	495	2,221	56	40
Durango	209	2,171	67	50
Palace Station	575	1,626	51	30
Boulder Station	299	2,273	17	46
Sunset Station	457	2,045	28	75
Santa Fe Station	200	2,169	39	39
Wildfire Rancho	—	168	—	5
Wildfire Fremont	—	203	—	5
Wildfire Boulder	—	161	—	2
Wildfire Sunset	—	133	—	1
Wildfire Lake Mead	—	189	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
Seventy Six Centennial	—	15	—	—
50% Owned Properties
Barley’s	—	187	—	—
The Greens	—	40	—	—
Wildfire Lanes	—	180	—	7
	3,030	16,447	320	367
__________________________________________________________________________
(1)Includes slot and video poker machines.
(2)Generally includes blackjack (“21”), craps, roulette, pai gow and baccarat.

Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is adjacent to Downtown Summerlin, a 1.6 million square-foot outdoor shopping, dining and entertainment center; City National Arena, which features two National Hockey League-sized ice sheets for use by both the Vegas Golden Knights team and the public; and Las Vegas Ballpark, the home of the Las Vegas Aviators professional Triple-A baseball team. Red Rock’s gaming amenities include slots, table games, and a race and sports book. Red Rock is a AAA Four Diamond resort featuring an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include 11 full-service restaurants, a 16-screen movie theater complex, approximately 103,000 square feet of meeting and convention space, a full-service spa and salon, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock also features numerous bars and lounges, new high limit slot and table games rooms and a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from Harry Reid International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. Green Valley Ranch gaming amenities include slots, table games and a race and sports book. Green Valley Ranch is a Mediterranean-style AAA Four Diamond resort featuring standard guest rooms and suites, nine full-service restaurants, a 4,200-square-foot non-gaming arcade, a European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, a gift shop and approximately 75,000 square feet of meeting and convention space. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch also features several bars, high limit slot and table games rooms and offers a variety of quick-serve restaurants.
Durango Casino & Resort
Durango Casino & Resort opened in December of 2023 and is strategically located at the intersection of Interstate 215 and Durango Drive in the southwest Las Vegas valley. Durango is located within the fastest growing area in the Las Vegas Valley and has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site. Durango is a AAA Four Diamond resort featuring standard guest rooms and suites, approximately 83,000 square feet of casino space offering slots, table games, individual high limit slot and table games rooms and a state-of-the-art sports book. Non-gaming amenities include four full-service food and beverage outlets, a food hall, four bars, a resort-style pool and approximately 28,000 square feet of meeting and convention space. In January 2025 we commenced construction to expand the casino floor and build an additional parking garage.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Interstate 15 and Sahara Avenue, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from Harry Reid International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. Palace Station’s gaming amenities include slots, table games and a race and sports book. Palace Station’s non-gaming amenities include a resort-style pool area, a nine-screen Regal Cinebarre luxury movieplex, five full-service restaurants, three bars, an approximately 16,000-square-foot meeting and convention center and a gift shop. In addition to its full-service restaurants, Palace Station also offers a variety of quick-serve restaurants.
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Interstate 515 and Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme. Gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include three full-service restaurants, a 750-seat entertainment lounge, five bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station also offers a variety of quick-serve restaurants.
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of Harry Reid International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme. Gaming amenities include slots, table games and a newly renovated sports book. Non-gaming amenities include five full-service restaurants, approximately 11,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. In addition, the center of the casino features a bar highlighted by over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.

Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of U.S. Highway 95 and Rancho Drive. Santa Fe Station’s gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four bars and grills, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and over 21,000 square feet of meeting and banquet facilities. Santa Fe Station also features a bar which is a centerpiece of the casino. In addition, Santa Fe Station offers a variety of quick-serve restaurants.
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
Seventy Six Centennial
We opened Seventy Six Centennial in October 2024. The tavern is located in North Las Vegas. In addition to slot wagering, the tavern offers a restaurant, a bar with lounge space, and 24 TV’s situated throughout the tavern.
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada: Barley’s, which features slots, a sports book and a restaurant, The Greens, which features slots, a restaurant and lounge, and Wildfire Lanes, which features slots, a sports book, a quick-serve restaurant, two bars and an 18-lane bowling center.
Developable Land
We own approximately 452 acres of developable land comprised of six strategically-located parcels in Las Vegas, Nevada, each of which is zoned for casino gaming and other commercial uses. Following is a description of our parcels of land held for development:
•Viva: We own approximately 95 acres of land located at the intersection of Interstate 15 and Tropicana Boulevard, less than one-half mile from the Las Vegas Strip. This site has excellent visibility and access from Interstate 15, on which approximately 290,000 cars per day pass by the site. We own a number of commercial and industrial buildings on this site that we lease to third-party tenants.

•Flamingo/I-215: We own approximately 58 acres located between Interstate 215 and Flamingo Road in the master-planned community of Summerlin in Las Vegas. The site has excellent visibility and access from Interstate 215.
•Cactus Avenue: We own approximately 123 acres near the intersection of Cactus Avenue and Las Vegas Boulevard, approximately six miles south of the Las Vegas Strip.
•Via Inspirada/Bicentennial Parkway: We own approximately 61 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas valley, approximately six miles southwest of Green Valley Ranch. This site is the only casino gaming-entitled property in the master-planned community of Inspirada.
•Skye Canyon: We own approximately 48 acres in northwestern Las Vegas off of U.S. Highway 95 approximately seven miles northwest of Santa Fe Station.
•Losee Road/I-215: We own approximately 67 acres of land near the intersection of Interstate 215 and Losee Road in North Las Vegas.
Native American Development
We have entered into a Third Amended and Restated Management Agreement (the “Management Agreement”) and a Third Amended and Restated Development Agreement (the “Development Agreement”), each dated November 7, 2023, with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located on a 305-acre site (the “North Fork Site”) located adjacent to U.S. Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the United States Department of the Interior in February 2013. In September 2024, construction commenced on the site of the North Fork Project. We currently estimate that the North Fork Project will be completed and opened for business in approximately 15 to 18 months.
We expect to receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for our development services, which will be paid upon the commencement of gaming operations at the facility. The Management Agreement provides for a management fee of 30% of the facility’s net income. As currently contemplated, the North Fork Project is expected to include approximately 2,460 slot machines, including 2,000 class III slot machines, approximately 42 table games and several restaurants. The Management Agreement and the Development Agreement have a term of seven years from the opening of the facility. See Note 6 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
Competition
Our properties face competition from all other casinos and hotels, as well as restricted gaming locations, in the Las Vegas area, including to some degree, from each other. We compete by focusing on repeat customers and attracting these customers through great service and innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample free parking, which are critical factors in attracting local visitors and repeat patrons.
At December 31, 2024, there were approximately 39 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 159 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2024, there were approximately 1,519 restricted gaming locations in Clark County with approximately 14,640 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
We also face competition from internet poker and sports betting operators in Nevada. In addition, internet casino gaming has commenced in New Jersey, Delaware, Pennsylvania, Michigan, West Virginia, Connecticut and Rhode Island. Internet sports betting has commenced in a majority of states, and legislation permitting internet gaming and/or sports betting has been approved or proposed by a number of other states. Expansion of internet gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we may manage for Native American tribes.
Native American gaming in California, as it currently exists, has had limited impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, 66 Native American tribes have Tribal-State Compacts with the State of California or procedures with the Secretary of the Interior to operate Class III gaming in California. At December 31, 2024, there were 65 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
Our indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Boulder LLC, NP Durango LLC, NP Palace LLC, NP Red Rock LLC, NP Santa Fe LLC, NP Sunset LLC, Station GVR Acquisition, LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, SC SP 2 LLC, NP LML LLC, NP Centerline Holdings LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. SC SP 4 LLC, SCT Aliante Parkway LLC and SCT Lamb & Centennial LLC hold restricted gaming licenses. NP Opco Holdings LLC is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company and is licensed as the sole member and manager of NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP River Central LLC, NP Centerline Holdings LLC, Station GVR Acquisition, LLC, NP Durango LLC. NP Opco LLC is also found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC, NP LML LLC and SCT Holdco LLC. SC SP Holdco LLC is registered as an intermediary company and is licensed as the sole member and manager of SC SP 2 LLC and SC SP 4 LLC. SCT Holdco LLC is registered as an intermediary company and is licensed as the sole member and manager of SCT Aliante Parkway LLC and SCT Lamb & Centennial LLC. NP Green Valley LLC is registered as an intermediary company and is licensed as a 50% member and the sole manager of Greens Café, LLC, Town Center Amusements, Inc., a Limited Liability Company and Sunset GV, LLC, which are licensed to conduct nonrestricted gaming operations. A license to conduct “nonrestricted” gaming operations is a state gaming license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, or (iii) a slot machine route. A license to conduct “restricted” gaming operations is a state gaming license to operate not more than 15 slot machines and no other gaming device, race book or sports pool. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). On August 22, 2024, the Nevada Commission approved the Eleventh Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Eleventh Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.
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
If it were determined that a licensed subsidiary violated the Nevada Act, which would include but not be limited to any violation of federal anti-money laundering laws, the gaming licenses the subsidiary holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, our licensed subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our properties, and under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the licensed subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse effect on our gaming operations.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Eleventh Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $50,000 for all purposes, including foreign gaming and compliance with the Eleventh Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, Santa Fe Station and Wildfire on Fremont are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Durango are subject to liquor licensing control and regulation by the CCLGLB. Sunset Station, Green Valley Ranch, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. Seventy Six Tavern Centennial and Seventy Six Tavern Aliante are subject to liquor licensing controls and regulations by the North Las Vegas City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
Social Responsibility and Environmental Stewardship
The Company and Station LLC have a longstanding commitment to social responsibility, and we pride ourselves on our established track record of outstanding corporate citizenship. We believe that our programs and our team members’ participation in our programs and the community causes they support have had a significant positive impact on the communities in which we operate. Our decades-long commitment to acting as a responsible corporate citizen has been demonstrated most recently by Station LLC’s multiyear, multimillion dollar pledge to the Campus of Hope project, which seeks to address homelessness in Southern Nevada by transforming the traditional shelter model by offering an all-in-one campus that addresses the root causes of homelessness. In addition, the Company has been a long-time partner with Three Square Food Bank working to alleviate food insecurity in Southern Nevada, a long-time supporter of the Public Education Fund’s “Smart Start” school program supporting in-need schools in Clark County and a proud supporter of Three Square Food Bank’s “BackPack for Kids” program supporting children experiencing food insecurity. We also have supported and encouraged our team members as they collectively completed thousands of volunteer hours, including paid volunteer hours, through these and other initiatives.
At the Company, we consider environmental stewardship to be part of our social responsibility. In the last several years, we have sought and obtained Green Globes certification through the Green Building Initiative for each of our seven operating resort properties and our corporate building, all of which have obtained at least three globes and several of which have obtained four. In addition, we are considering the addition of rooftop solar arrays at our seven operating resort properties. We have also taken an early and leading role in seeking to add charging stations for electric vehicles at our properties and we have charging stations available at each of our resort properties. Notably, we designed our Durango project with sustainability goals in mind, including incorporation of Green Globes certification into the construction process. In addition, the Durango project features bike access with dedicated bike lanes and utilizes water conservation design features. In addition, we have installed water saving fixtures at each of our resort properties and we have removed natural grass features at all of our resort properties to reduce water consumption, well in advance of any mandate to do so.
Since its inception over 48 years ago, Station LLC has been steadfast in its commitment to promoting responsible gaming practices. As a provider of entertainment that can become problematic for some individuals, we do our best to provide information on the available support, treatment, and assistance programs. We are a charter member of the National Center for Responsible Gaming and we have contributed over $180,000 to the organization. We have been a member of the Nevada Council on Problem Gambling since 1996. Our benefits programs include insurance coverage for the treatment of problem gambling for our team members who may recognize a gambling problem due to their proximity to the product. In our properties, in compliance with regulation, we post written materials concerning the nature and symptoms of problem gambling and the toll-free 1-800 problem gambling helpline on or near all gaming and cage areas and ATMs. Finally, our team members actively participate in events annually during Responsible Gaming Education Week. These activities are designed to promote awareness among our team members and guests of the need to gamble responsibly and of the treatment options available for problem gamblers.
Human Capital
At January 31, 2025, we had approximately 9,300 employees, all of whom were employed in the United States. We have a talented and diverse workforce and believe we have excellent employee relations. We have always understood that our most important asset is our team members. We continue to roll out our “Focus on Family” program to all of our team members to recognize the contribution that every team member has made to the Company. Some of our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. See Item 1A. Risk Factors—Business, Economic, Market and Operating Risks—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
Our team members have also benefited from the following:
•We offer free medical and health benefits to all of our team members making less than $110,000 per year;
•We have four on-site medical centers offering free office visits, free generic prescriptions and free lab services for insured team members and their families;
•We have two full service dental centers for team members and their families;
•We offer six weeks of paid parental leave (for each employed parent);
•We have instituted a paid volunteer day for team members;
•We initiated a Surviving Family Support program that pays surviving family members six months of medical and dental insurance and continues their access to our medical and dental centers;
•We offer competitive pay, which has and will continue to positively impact the vast majority of our team members;
•We have an innovative 401(k) retirement program, which we believe is far superior to a traditional pension, pursuant to which we contributed over $27 million in the past three years, including $9.0 million in 2024;
•We have a dedicated citizenship and immigration services specialist to assist our team members completely free of charge;
•We have implemented team member development programs focused on guest service and leadership;
•We have positively impacted our local community through our partnership with several organizations including Three Square and the Clark County School District.
These initiatives, together with other positive changes we have made, were designed to enhance the long-term health, well-being and financial security of our team members and their families as well as give us the ability to recruit and retain the best team members and make us the employer of choice in the Las Vegas valley. In 2024, the Company was certified as a Great Place to Work for the third year in a row, recognized as a Top Workplace for the fourth year in a row by the Las Vegas Review Journal and recognized by Forbes as a Best in State Employer.

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
All of our casino properties are dependent upon attracting Las Vegas residents as well as out of town visitors. As a result of our concentration in the Las Vegas regional market, we have greater exposure to a number of risks than we would have if we had operations outside of the Las Vegas valley. These risks include the following:
•local economic and competitive conditions;
•changes in local and state governmental laws and regulations, including gaming laws and regulations;
•natural and other disasters;
•increased gasoline prices, which may discourage travelers from visiting our properties; and
•a decline in the local population.
Our strategy of growth through master-planning of certain of our major casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. Las Vegas and its surrounding areas have been growing over the past few decades, including certain periods of significant growth, but no assurance can be given that the regional population will continue to grow at its historic pace or at all. Even if the current growth trend continues, there can be no assurance that such population growth will justify future development, additional casinos or the expansion of any of our existing casinos, which can affect our results of operations and financial condition and limits our ability to expand our business.
Our business is sensitive to changes in consumer sentiment and discretionary spending.
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to factors impacting consumer confidence, including downturns in the economy and other factors that impact discretionary spending on leisure activities. Changes in discretionary consumer spending, consumer preferences or consumer purchase power brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, inflation, uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, perceived or actual changes in disposable consumer income and wealth, taxes, and effects or fears of war, civil unrest, terrorism, violence, widespread illnesses, epidemics or pandemics could further reduce customer demand for our offerings and materially and adversely affect our business and results of operations.
After years of maintaining a low interest rate environment, central banks worldwide significantly and swiftly increased interest rates to combat inflation. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, while the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points, the U.S. Federal Reserve held rates steady in their January 2025 meeting and indicated the pause will likely continue for 2025. As a result, there is no telling if interest rates will stabilize, increase or decrease, either globally or in the United States specifically. Widespread increases in the cost of goods and services due to inflation and supply chain challenges and rising interest rates have negatively impacted, and may continue to negatively impact, the discretionary spending of our customers in the future and, in turn, may adversely impact our results of operations. Additionally, inflation has led to higher labor and food and beverage costs, which have negatively impacted and may continue to negatively impact our results of operations. We cannot be certain of the extent or duration of any resulting negative impacts on our business.

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
Our casino properties face competition for customers and employees from all other casinos and hotels in the Las Vegas metropolitan area including, to some degree, each other. In addition, our casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the Las Vegas metropolitan area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could also have a material adverse effect on the business of our casino properties. If our competitors operate more successfully than we do, or if they attract customers away from our casinos as a result of aggressive pricing and promotions or enhanced or expanded properties, we may lose market share and our business could be adversely affected. If our competitors are successful in soliciting our employees, replacing them could be costly.
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with online betting and gaming, state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms and other forms of legalized gaming and illegal gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands has increased, particularly in California, and competition may intensify if more Native American gaming facilities are developed. Several states including Florida, North Carolina and Texas, have approved or are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which has resulted in a substantial expansion of sports betting outside the state of Nevada, including online sports betting. In addition, multiple operators offer online gaming in Nevada and a number of other states and online betting and gaming is expected to continue to expand in states that currently authorize such activities and in new jurisdictions that legalize such activities. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our results of operations, especially if such gaming is conducted in areas close to our properties or they offer alternatives that do not require a visit to any property. For further details on competition in the gaming industry, see Item 1. Business—Competition.
Our success depends on key executive officers and personnel and our ability to attract and retain employees.
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in the gaming industry, including, but not limited to, Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer. Competition for qualified personnel in our industry is intense, and it would be difficult for us to find experienced personnel to replace our current executive officers and employees. Such competition may also make it difficult for us to recruit and retain a sufficient number of qualified employees, particularly in light of continuing labor shortages. Since our reopening in June 2020, we have faced increased challenges in attracting and retaining qualified employees, while also working to remain competitive with wages as inflation has driven wages higher. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. There can be no assurance that we will be able to retain and motivate our employees. In addition, if we do not effectively execute succession planning and leadership development, our growth and long-term success could be hindered. We believe that a loss of the services of our executive officers and/or other personnel could have a material adverse effect on our results of operations.
We may incur delays and budget overruns with respect to current or future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.
In 2025 we commenced construction of an expansion project at Durango and we expect to begin development of additional projects in the Las Vegas valley. In 2024 we commenced construction on the North Fork Project. We expect to continue to evaluate expansion opportunities as they become available and construct other new facilities or enhance our existing properties by constructing additional facilities in the future. Such construction projects entail significant risks, including the following, any of which can give rise to delays or cost overruns:
•shortages of material or skilled labor, including due to supply chain issues that are beyond our control;
•unforeseen engineering, environmental or geological problems;
•work stoppages;
•weather interference;
•floods;
•unanticipated cost increases, whether caused by supply chain issues, inflation or otherwise; and
•legal or political challenges.
The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. We may spend a significant sum of money in the planning stages of a project and then determine not to proceed. In addition, construction, equipment, staffing requirements, problems or difficulties in obtaining and maintaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to the Durango expansion project or the North Fork Project or other expansion and development projects could have a material adverse impact on our results of operations.

We may pursue new gaming acquisition and development opportunities and may not be able to recover our investment or successfully expand to additional locations.
We have invested in real property in connection with development and expansion opportunities and we continually evaluate and may pursue acquisition opportunities in existing and emerging jurisdictions. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:
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
Our businesses are capital intensive. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to, the North Fork Project, and acquisitions of other gaming properties and/or operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.
If we are unable to access sufficient capital from operations, borrowings or otherwise, we may be precluded from:
•maintaining or enhancing our properties;
•taking advantage of future opportunities;
•growing our business; or
•responding to competitive pressures.
Further, our failure to generate sufficient revenue and cash flow could lead to cash flow and working capital constraints, which may require us to seek additional working capital and we may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to incur additional debt at unattractive prices, and servicing the payments on such debt could adversely affect our results of operations and financial condition. Under such circumstances, we may be required to sell common or preferred equity or some of our assets in order to bolster our working capital and liquidity. Limited liquidity and working capital may also restrict our ability to maintain and update our casino properties, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.
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
We have a development agreement and management agreement with the North Fork Rancheria of Mono Indians relating to development and operation of a casino to be located in Madera County, California and we intend to seek additional development and management contracts with Native American tribes. We have commenced construction on the North Fork Project. However, we cannot be sure that we will be able to complete the development of the North Fork Project or that we will be successful in entering into agreements for new development opportunities. While we believe that the ongoing legal challenges to the North Fork Project will be resolved and that development of the North Fork Project will be completed, the development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork Project, will be completed or, if completed, that they will generate significant management fees or return on our investment. For more information see Item 3. Legal Proceedings.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
Our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. The Local Joint Executive Board of Las Vegas (the “LJEBLV”) has been certified as the collective bargaining representative of non-gaming employees at Green Valley Ranch. We have not yet entered into collective bargaining agreements with the bargaining units represented by the LJEBLV at Green Valley Ranch. The LJEBLV had been recognized as the collective bargaining representative for a unit of non-gaming employees at Palace Station, Boulder Station and Sunset Station, but we no longer recognize the LJEBLV as the bargaining representative of each of those employees at those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by the LJEBLV. In an election held in December 2019, a proposed bargaining unit consisting of non-gaming employees of Red Rock rejected the LJEBLV as their bargaining representative. The LJEBLV and the National Labor Relations Board (the “NLRB”) have contested the election results at Red Rock and we are currently engaged in litigation with the NLRB relating to the outcome of the Red Rock election. The LJEBLV and the NLRB are also contesting the withdrawal of recognition of the LJEBLV at Boulder Station, Palace Station and Sunset Station and in addition have commenced, and we are actively litigating, various actions which seek, among other things, orders forcing us to collectively bargain with the LJEBLV at each of our resort properties. Accordingly, it is uncertain whether we will be subject to, or continue to be subject to, a bargaining obligation or whether we will eventually agree to enter into a collective bargaining agreement at any of our properties. In addition, slot technicians are represented by the International Union of Operating

Engineers, Local 501 (“Local 501”) at Palace Station. We are bargaining with, but have not yet entered into collective bargaining agreements with, the bargaining units represented by Local 501 at this property. Local 501 had been recognized as the collective bargaining representative for a unit of slot technicians at Sunset Station, Green Valley Ranch and Red Rock, but we no longer recognize Local 501 as the bargaining representative of those employees at those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by Local 501. Local 501 and the NLRB are contesting the withdrawal of recognition of Local 501 at Sunset Station, Green Valley Ranch and Red Rock. None of our other casino properties are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union; however, we believe that organizing efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized.
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
We rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. In addition, we may not be able to successfully implement and/or maintain any acquired technology, which could adversely impact our business.
We are subject to extensive federal, state and local regulation and governmental authorities have significant control over our operations and any failure to comply with the regulations that govern our operations could have an adverse effect on our business.
Our ownership and operation of gaming facilities is subject to extensive regulation, including licensing requirements, by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. As such, gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, can require us to cease operations in a particular jurisdiction. In addition, unsuitable activity on our part, on the part of individuals investing in or otherwise involved with us or on the part of our owners, managers or unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions.

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
In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court.
For example, the U.S. Supreme Court’s decision could significantly impact gaming regulation, tax laws, anti-money laundering regulations, environmental laws, labor laws and other regulatory regimes with which we are required to comply. New approaches to policymaking and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. Any of these regulations could negatively affect how we market our offerings and increase our regulatory compliance or tax.
For a more complete description of the regulatory requirements, see Item 1. Business—Regulation and Licensing.
We are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment and human health and safety. Our compliance with these regulations could have a materially adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals, particularly in connection with our development activities. Certain environmental laws can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to the investigation or remediation of sites at which hazardous wastes or materials were disposed or released. Private parties may also bring claims arising from the presence of hazardous materials on a site or upon exposure to such materials. We are currently involved in monitoring activities at or adjacent to a few of our sites due to historical or nearby operations. Environmental laws, regulations and standards have become increasingly stringent over time and this trend is expected to continue, which may make compliance with new requirements more difficult or costly or otherwise adversely affect our operations. In addition, as a result of the U.S. Supreme Court’s decision to overturn its longstanding approach under the Chevron doctrine, it will become increasingly difficult to determine which new laws will apply to our business and when, as there will likely be an increase in legal challenges to new regulations. Failure to comply with environmental laws or regulations, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties, cessation of operations or site clean ups, or otherwise adversely affect our business, financial condition and results of operations.
Increased regulation by international, national, state, regional, and local regulatory bodies of greenhouse gas emissions could materially affect our business, financial condition, results of operation and cash flows.
International, national, state, regional and local regulatory bodies are increasingly focusing on greenhouse gas (“GHG”) emissions, including carbon dioxide and methane as well as climate change issues. The United States was until recently a member of the Paris Agreement, a climate accord reached at the 21st Conference of the Parties (“COP”) in Paris, that set new goals, and many related policies are still in development. The Paris Agreement mandates GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at COP 26 in Glasgow in November 2021 and reaffirmed at COP 28 in Dubai in November and December 2023 and at COP 29 in Baku in November 2024. The United States withdrew from the Paris Agreement in November 2020, rejoined in February 2021 under the Biden Administration and, on January 20, 2025, President Trump signed an Executive Order to once again withdraw the U.S. from the Paris Agreement. The United States’ frequent withdrawal and rejoining of the Paris Agreement in recent years has created uncertainty around the evolution of the United States’ regulatory regime with regards to regulating GHGs and climate change issues, making it increasingly difficult to plan for future developments and to predict what, if any, impact the agreement and similar international agreements will have on the U.S.
Future regulation could impose stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. If any such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. While it is expected that the incoming Trump Administration will continue to pare back environmental regulations, state and local government regulators may impose more stringent regulations in response. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations, but it could be costly and difficult to implement.
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
Companies across all industries have faced scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Certain investors, consumers, employees and other stakeholders continue to place emphasis on ESG and consider the social and environmental implications of their investments, purchases and interactions with businesses. To the extent this focus continues, public reporting regarding ESG practices will increasingly become the standard. If our ESG practices and reporting do not meet the evolving investor, consumer or employee expectations, our brand, reputation and customer retention may be negatively impacted.
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
If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, our reputation, customer attraction and retention, access to capital and employee retention could be negatively impacted. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. For instance, on March 6, 2024, the United States Securities and Exchange Commission (“SEC”) adopted climate disclosure rules that require companies to among other things, disclose the impact of climate change and their risk mitigation environment and practices. While these rules were subsequently voluntarily stayed by the SEC, pending judicial review, it is unclear whether the SEC will defend the rule, and therefore difficult to predict the effect the rule may have on us. Our failure to comply with any applicable rules or regulations or to predict trends and stakeholder expectations related to ESG, could lead to penalties and adversely impact our reputation, customer attraction and loyalty, access to capital and employee retention.
While some investors continue to focus on ESG matters and failure to address their needs could lead to stock price volatility, there has been an increase in anti-ESG initiatives and sentiment which may serve as a counteracting concern in the future, particularly in light of recent executive orders by President Trump. Some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, which has escalated scrutiny of certain practices and initiatives related to diversity, equity, and inclusion, (“DEI”). This scrutiny may increase in light of President Trump’s repealing of a 1965 Executive Order barring employment discrimination by federal contractors and new Executive Order issued on January 20, 2025 directing federal agencies to terminate DEI mandates, policies and programs, dissuading private companies from implementing them and suggesting the risk of legal actions or civil investigations for employers who do not comply (though specifications of what policies could merit investigation are not provided). The future impact of these actions on existing DEI regulations cannot be predicted at this time, particularly given that such new orders are likely to face legal challenges. However, in the interim, such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations or becoming the subject of investigations or enforcement actions.
We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase as a result of any such losses and we may be unable to obtain similar insurance coverage in the future.
Although we maintain insurance that we believe is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions and our coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. To the extent that we are inadequately insured for certain types or levels of risk, we may be exposed to significant losses in the event of a catastrophe. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. Certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism or epidemics, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our existing obligations.
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
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one trademark or any specific combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations through the use of trademarks. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.
Shortages or increases in prices of energy or water may adversely affect our business and our results of operations.
Our casinos and hotels use significant amounts of electricity, natural gas, other forms of energy and water. The southwest United States has experienced a series of long-lasting drought phases, which has resulted in governmentally-imposed restrictions on water use or increases in the cost of water, including restrictions on the use of water features in new developments and the prevention of the use of evaporative cooling in connection with certain new development activity in several of the jurisdictions in which we operate. Any such restrictions on use of water or increases in cost could adversely impact our development plans and business and our results of operations. While no shortages of energy have been experienced recently, we have experienced and are currently experiencing increases in the cost of energy. Energy shortages or substantial or continuing increases in the cost of electricity have negatively affected our operating results in the past, and could adversely impact our business and our results of operations.

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
Failure to maintain the integrity of our internal or customer data, including defending our information systems against hacking, security breaches, computer malware, cyberattacks and similar technology exploitation risks, could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
Our business requires the collection and retention of large volumes of data about our customers, employees, suppliers and business partners, including credit card numbers and other personally identifiable information, in various systems that we maintain and in those maintained by third-party service providers. The integrity and protection of that data is important to our business and is subject to privacy laws enacted by various jurisdictions. The regulatory environment and the requirements imposed on us by the payment card industry surrounding information, security and privacy are evolving and may be inconsistent. Our systems may be unable to meet changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those maintained by third-party service providers, may be subject to cyber-attacks, security breaches, system failures, viruses, operator error or inadvertent releases of data. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, significant fines and penalties and liability, result in the deterioration of our customers’ and employees’ confidence in us, and adversely affect our business, results of operations and financial condition.
Cyberattacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data, and other forms of electronic security breaches. The techniques and sophistication used to conduct cyberattacks and compromise information technology infrastructure, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups.
The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. Although we do not currently utilize AI to a significant extent in our operations, we are actively evaluating and expect to implement AI solutions in the near-to-medium term to enhance various aspects of our business. The integration of AI technologies into our operations could exacerbate the challenges discussed above and may introduce operational risks, including system failures, cybersecurity vulnerabilities, and potential disruptions to our business processes. While we believe the intentional and deliberate adoption of certain AI processes could provide long-term benefits, there is uncertainty regarding its successful implementation and the associated risks. The steps we have taken to mitigate these risks may not be sufficient and a significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and employee relationships and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. If any of these risks materialize, they could have an adverse effect on our business, results of operations and cash flows.
Risks Related to our Indebtedness
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2024, the principal amount of our outstanding indebtedness totaled approximately $3.44 billion and we had $897.7 million of undrawn availability under our New Revolving Credit Facility, which is net of the issuance of approximately $47.3 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
Our credit agreements and the indentures governing our senior notes contain several covenants that impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things:
•incur additional debt or issue certain preferred units;
•pay dividends on or make certain redemptions, repurchases or distributions or make other restricted payments;
•make certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates.
In addition, our credit agreements contain certain financial covenants, including maintenance of a maximum total secured net leverage ratio.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2024, we had $897.7 million of undrawn availability under our New Revolving Credit Facility, which is net of $155.0 million in outstanding borrowings and the issuance of approximately $47.3 million of letters of credit and similar obligations. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Red Rock is a holding company. Other than assets and liabilities related to income taxes, the tax receivable agreement and an intercompany note receivable, its only material assets are its equity interest in Station Holdco and its voting interest in Station LLC. In connection with the IPO, Red Rock entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners of Station Holdco. Red Rock intends to cause Station Holdco to make distributions to its members, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and dividends, if any, declared by it. To the extent Station LLC or Station Holdco is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect Red Rock’s liquidity and financial condition and impair Red Rock’s ability to pay taxes and other expenses, make payments under the TRA or pay dividends on the Class A common stock.
Our Principal Equity Holders have control over our management and affairs, and their interests may differ from our interests or those of our other stockholders.
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 90.0% of the combined voting power of Red Rock as of December 31, 2024. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:

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

The payments that we may make under the TRA could be substantial. At December 31, 2024 and 2023, our liability under the TRA with respect to previously consummated transactions was $20.4 million and $22.1 million, respectively. Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2024 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates based on current assumptions. The amount of actual payments could differ materially.
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
At December 31, 2024, approximately 46 million LLC Units of Station Holdco were owned by our Continuing Owners, or 41.8% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Class B Common Stock” within Note 11 to the Consolidated Financial Statements.
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
Although we intend to pay dividends on our Class A common stock to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. The existing debt agreements of Station LLC limit the ability of Station LLC to make distributions to Station Holdco, which effectively restricts the ability of Station Holdco to distribute sufficient funds to permit Red Rock to pay dividends to its stockholders. Red Rock will be required to apply funds distributed by Station Holdco to pay taxes and make payments under the TRA. Therefore, we cannot assure you that you will receive any dividends on your Class A common stock. Accordingly, you may need to sell your shares of Class A common stock to realize a return on your investment, and you may not be able to sell your shares above the price you paid for them. See Note 11 to the Consolidated Financial Statements.
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
In addition to the Fertitta Family Entities owning 90% of the combined voting power of our common stock, which permits them to control decisions made by our stockholders, including election of directors and change of control transactions, our amended and restated certificate of incorporation and bylaws contain provisions that make it harder for a third party to acquire us. These provisions include certain super-majority approval requirements and limitations on actions by written consent of our stockholders at any time that the Fertitta Family Entities hold less than 10% of the LLC Units. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Fertitta Family Entities.
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
Our Chief Information Security Officer reporting to our Chief Information Officer as well as the Chief Financial Officer has 30 years of information technology experience with eleven of those years working in the cybersecurity field as both an engineer and a director. The Chief Information Security Officer has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Board of Directors on a regular basis. These updates contain information such as key performance indicators, National Institute of Standards and Technology (“NIST”) Cybersecurity Framework status, cybersecurity road map status, and current events and issues.
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

If there is a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Security breaches of our systems may allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information. Though we take steps to ensure our products and/or software are secure, it is possible that a cybersecurity incident could result in the loss or compromise of critical data. If a guest alleges that a cybersecurity incident causes or contributes to a loss or compromise of critical data, whether or not caused by us, we could face harm to our reputation and financial condition and regulatory repercussions. A cybersecurity incident could materially harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. See Item 1A. Risk Factors— Business, Economic, Market and Operating Risks—Failure to maintain the integrity of our internal or customer data, including defending our information systems against hacking, security breaches, computer malware, cyberattacks and similar technology exploitation risks, could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
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
•Seventy Six Centennial, which we opened in October 2024, leases the land and building used in its operation in North Las Vegas, Nevada.
•Seventy Six Aliante, which opened in January 2025, leases the land used in its operation in North Las Vegas, Nevada from a third-party lessor.
•Barley’s and The Greens, which are 50% owned, lease the land and buildings in Henderson, Nevada used in their operations from third-party lessors. Wildfire Lanes, which is 50% owned, owns the land and building in Henderson, Nevada used in its operations. We opened Barley’s in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.

We own 452 acres of developable land comprised of six strategically-located parcels in Las Vegas, each of which is zoned for casino gaming and other commercial uses. We also own one additional site that is being positioned for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
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

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the NASDAQ under the symbol “RRR”. The declaration, amount and payment of dividends on shares of Class A common stock are at the discretion of the board of directors, subject to legally available funds.
Dividends
During the years ended December 31, 2024 and 2023, we declared and paid quarterly cash dividends totaling $1.00 per share to Class A common stockholders. In addition, in March 2024, we paid a special cash dividend of $1.00 per share to Class A common stockholders.
On February 11, 2025, we announced that our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 31, 2025 to shareholders of record as of March 17, 2025.
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. See Note 11 to the Consolidated Financial Statements for additional information about dividends.
Holders
At February 14, 2025, there were 12 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we repurchased shares of Class A common stock which were withheld in satisfaction of tax withholding obligations on vested restricted stock. The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2024.

Period	Total number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (1)
October 1 to October 31, 2024	—	$—	—	$308,970,496
November 1 to November 30, 2024	1,008	$51.66	—	$308,970,496
December 1 to December 31, 2024	—	—	—	$308,970,496
Total	1,008	$51.66	—	$308,970,496
_______________________________________________________________
(1)    In February 2019, we announced that our board of directors had approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On August 4, 2022, our board of directors increased the authorization for repurchases of Class A common stock under the program by $300.0 million, resulting in total repurchase authorization of $600.0 million. On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. At December 31, 2024, the remaining amount authorized for repurchases under the program was $309.0 million.

Recent Sales of Unregistered Securities—None.
Stock Performance Graph
The following graph for the period beginning on December 31, 2019 and ending on December 31, 2024 compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400”) and the Standard & Poor’s Composite 1500 Casinos & Gaming Index (“S&P Composite 1500 Casinos & Gaming”).

	Cumulative Total Return
	December 31,
	2019	2020	2021	2022	2023	2024
Red Rock Resorts, Inc.	$100.00	$105.83	$247.08	$188.39	$256.56	$230.69
S&P MidCap 400	100.00	113.66	141.80	123.28	143.54	163.54
S&P Composite 1500 Casinos & Gaming	100.00	115.48	113.77	90.05	104.02	97.42

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 12 smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In December 2023, we opened Durango Casino & Resort (“Durango”). As of December 31, 2024, we offered 16,447 slot machines, 320 table games and 3,030 hotel rooms in the Las Vegas market.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco (“LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2024, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
Our Consolidated Financial Statements reflect the consolidation of Station LLC and its consolidated subsidiaries, and Station Holdco. The financial position and results of operations attributable to LLC Units we do not own are reported separately as noncontrolling interest.
Our principal source of revenue and operating income is gaming. Our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% of our casino revenue is generated from slot play. The majority of our revenue is cash-based and, as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive and we utilize debt to fund many of our capital initiatives, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2024, the unemployment rate in the Las Vegas metropolitan area was 5.9%, up from 5.3% in December 2023. Statewide, the unemployment rate for December 2024 was 5.7%, as compared to 5.4% in December 2023. The median price of an existing single-family home in Las Vegas was $475,000 at December 31, 2024, up 5.6% as compared to December 31, 2023, according to the Las Vegas Realtors®. In addition, the Las Vegas metropolitan area population continues to grow, posting a 1.9% growth rate in 2024 over the prior year. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates, increased geo-political and regional conflicts, and the current administration’s view of the regulatory environment and agencies, we cannot predict whether the trends in unemployment, housing prices or population growth in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including strong carded slot play, strong customer engagement and robust spend per visit across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive consistent operating results in 2024. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation and interest rate fluctuations may affect our business in the future.

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
Results of Operations
The following table presents information about our results of operations for the year ended December 31, 2024 compared to 2023 (dollars in thousands). Information about our results of operations for the year ended December 31, 2023 compared to 2022 can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

	Year Ended December 31,
	2024	2023	Percent change
Net revenues	$1,939,011	$1,724,086	12.5%
Operating income	568,691	558,688	1.8%

Casino revenues	1,277,249	1,132,154	12.8%
Casino expenses	354,597	293,993	20.6%
Margin	72.2%	74.0%

Food and beverage revenues	360,388	313,619	14.9%
Food and beverage expenses	295,193	244,786	20.6%
Margin	18.1%	21.9%

Room revenues	200,517	183,103	9.5%
Room expenses	63,768	55,064	15.8%
Margin	68.2%	69.9%

Other revenues	100,857	95,210	5.9%
Other expenses	30,669	32,549	(5.8)%

Selling, general and administrative expenses	432,276	374,494	15.4%
Percent of net revenues	22.3%	21.7%

Depreciation and amortization	187,112	132,536	41.2%
Write-downs and other, net	6,705	31,976	n/m
Interest expense, net	228,804	181,023	26.4%
Loss on extinguishment/modification of debt	14,402	—	n/m
Net income attributable to noncontrolling interests	137,241	161,772	(15.2)%
Provision for income tax	36,914	42,984	(14.1)%
Net income attributable to Red Rock	154,051	176,004	(12.5)%
________________________________________________
n/m = not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management activities into one reportable segment. There was no Native American management activity for the years ended December 31, 2024 and 2023. The results of operations of our Las Vegas operations are discussed in the remaining sections below.

Net Revenues. Net revenues for the year ended December 31, 2024 increased by $214.9 million to $1.94 billion as compared to $1.72 billion for the year ended December 31, 2023. The primary contributor to our year over year increase is our Durango property which opened on December 5, 2023. The opening of Durango resulted in cannibalization at our other properties in line with our expectations, primarily at Red Rock. In addition, certain of our properties experienced disruption from traffic improvements and construction disruption associated with renovations and new amenities. We achieved year over year growth of 12.8%, 14.9%, 9.5% and 5.9% in casino revenue, food and beverage, room and other revenues, respectively.
Operating Income. For the year ended December 31, 2024 our operating income was $568.7 million. For the year ended December 31, 2023 our operating income was $558.7 million. Our Durango property primarily drove the increase in operating income for the year ended December 31, 2024, as compared to the prior year. Additional information about factors impacting our operating income is discussed below.
Casino.  As described under Net Revenues above, our casino revenues increased by 12.8% for the year ended December 31, 2024 as compared to 2023. For 2024, slot handle increased by 9.5%, table games drop increased by 41.4% and race and sports write was flat, all as compared to 2023. Our slot hold for 2024 was consistent compared to 2023, while our table games hold decreased 1.1% and our race and sports hold decreased 1.4%, both as compared to 2023. Casino expenses increased by 20.6% for the year ended December 31, 2024 as compared to the prior year, primarily due to the opening of our Durango property.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering. For the year ended December 31, 2024, food and beverage revenue increased by 14.9% as compared to 2023, primarily due to additional food and beverage offerings. For 2024, the average guest check increased by 10.4% and the number of restaurant guests served increased by 8.6% as compared to 2023. Food and beverage expenses for the year ended December 31, 2024 as compared to the prior year increased by 20.6%, primarily due to the opening of our Durango property.
Room. For the year ended December 31, 2024 as compared to 2023, room revenues increased by 9.5% and room expenses increased by 15.8%. The increase in room revenues and expenses for the year ended December 31, 2024 as compared to 2023, was primarily due to the opening of our Durango property.
Information about our hotel operations is presented below:

	Year Ended December 31,
	2024	2023
Occupancy	87.8%	87.4%
Average daily rate	$204.00	$199.54
Revenue per available room	$179.19	$174.47
Our ADR improved by 2.2% and our revenue per available room improved by 2.7% for 2024 as compared to 2023. Our occupancy rate for the year ended December 31, 2024 was in-line with the prior year.
Other. Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment, and their corresponding expenses. For the year ended December 31, 2024, other revenues increased by 5.9% as compared to the prior year, primarily driven by additional leased outlets. Other expenses decreased by 5.8% as compared to the prior year.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 15.4% to $432.3 million for the year ended December 31, 2024 as compared to $374.5 million for the prior year. The increase in SG&A expenses as compared to the prior year was primarily due to expenses associated with the opening of our Durango property and higher employee-related costs as a result of wage increases. As a percentage of net revenue, SG&A expenses for the year ended December 31, 2024 were effectively flat as compared to the prior year as we continued to focus on operational efficiencies and cost control.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2024 increased to $187.1 million as compared to $132.5 million for 2023. The increase for 2024 was primarily due to higher depreciation expense associated with Durango’s assets placed in service in December 2023.
Write-downs and other, net. Write-downs and other, net, include gains and losses on asset disposals, demolition and other costs associated with properties that were permanently closed, development and preopening expenses, business innovation and technology enhancements, contract termination costs and non-routine items. For the year ended December 31, 2024, write-downs and other, net was an expense of $6.7 million, primarily comprising business innovation development expenses of $3.5 million, $1.3 million in development and preopening expenses (including refunds for previously expensed development costs of $5.8 million) and loss on asset disposals of $1.2 million. For the year ended December 31, 2023, write-downs and other, net was an expense of $32.0 million, primarily comprising $53.4 million in development and preopening expenses, $10.1 million of demolition costs associated with properties that were permanently closed and $4.0 million in business innovation development expenses, partially offset by net gains on land sales of $38.6 million.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2024	2023
Interest cost, net of interest income	$221,405	$201,243
Amortization of debt discount and debt issuance costs	7,399	9,608
Capitalized interest	—	(29,828)
Interest expense, net	$228,804	$181,023
Interest expense, net, for the year ended December 31, 2024 was $228.8 million, an increase of 26.4% as compared to $181.0 million for 2023. The increase in interest expense, net was primarily due to capitalized interest in the prior year as well as an increase in borrowings for the current year. At December 31, 2024, $1.7 billion of borrowings under the credit agreements were based on variable interest rates, primarily the Secured Overnight Financing Rate (“SOFR”), plus applicable margins of 1.50% to 2.00%, and the SOFR rate applicable to our outstanding SOFR-based borrowings was 4.36% to 4.38%. We expect that interest rates on our credit facility will continue to vary in response to macroeconomic conditions. Based on our outstanding borrowings at December 31, 2024, an assumed 1% increase in variable interest rates would cause our annual interest rate cost to increase by approximately $17.1 million.
On March 14, 2024, we completed a series of refinancing transactions pursuant to which we entered into an amended and restated credit agreement (the “Credit Agreement”) for the New Term Loan B Facility (as defined below) and issued $500.0 million of 6.625% senior notes due 2032 (the “6.625% Senior Notes”). On December 18, 2024, Station LLC entered into the first amendment to the Credit Agreement (the “Amendment”) to reduce the interest rate margins applicable to the New Term Loan B Facility. See “Financial Condition, Capital Resources and Liquidity” below and Note 8 to the Consolidated Financial Statements for additional information about the refinancing transactions as well as our other long-term debt.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the years ended December 31, 2024 and 2023 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Provision for Income Tax. For the years ended December 31, 2024 and 2023, we recognized income tax expense of $36.9 million and $43.0 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 11.2% and 11.3% for the years ended December 31, 2024 and 2023, respectively, was less than the statutory rate.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2024 and 2023 and a reconciliation of our consolidated net income to Adjusted EBITDA are presented below (amounts in thousands). We have two reportable segments, the Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management activities. There was no Native American management activity in the current or prior year.

	Year Ended December 31,
	2024	2023
Net revenues
Las Vegas operations	$1,926,128	$1,709,951
Corporate and other	12,883	14,135
Net revenues	$1,939,011	$1,724,086

Net income	$291,292	$337,776
Adjustments
Depreciation and amortization	187,112	132,536
Share-based compensation	30,945	19,673
Write-downs and other, net	6,705	31,976
Interest expense, net	228,804	181,023
Loss on extinguishment/modification of debt	14,402	—
Change in fair value of derivative instruments	(274)	—
Provision for income tax	36,914	42,984
Adjusted EBITDA	$795,900	$745,968

Adjusted EBITDA
Las Vegas operations	$879,360	$818,820
Corporate and other	(83,460)	(72,852)
Adjusted EBITDA	$795,900	$745,968

The year-over-year changes in Adjusted EBITDA were due to the factors described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the years ended December 31, 2024 and 2023 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, development and preopening expense, business innovation and technology enhancements, demolition costs and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.
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

Holding Company Financial Information
The indentures governing the 4.50% Senior Notes, the 4.625% Senior Notes and the 6.625% Senior Notes contain certain covenants that require Station LLC to furnish to the holders of the respective series of notes certain annual and quarterly financial information relating to Station LLC and its subsidiaries. The obligation to furnish such information may be satisfied by providing consolidated financial information of the Company along with additional disclosure explaining the differences between such information and the financial information of Station LLC and its subsidiaries on a standalone basis. The following financial information about the Company and its consolidated subsidiaries exclusive of Station LLC and its subsidiaries (the “Holding Company”), is furnished to explain the differences between the financial information of the Holding Company and the financial information of Station LLC and its subsidiaries for the periods presented in this report. The primary differences between the financial information of the Holding Company and that of Station LLC relate to income taxes, the liability associated with the tax receivable agreement (“TRA”) and a note receivable from Station LLC.
At December 31, 2024, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $4.2 million, $56.4 million of deferred tax assets, net, and a $53.9 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.4 million is expected to be paid in the next twelve months and $5.5 million of other liabilities. The Holding Company’s $53.9 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2023, the Holding Company had cash of $0.2 million, $14.4 million of income tax receivable, $43.4 million of deferred tax assets, net, $34.0 million note receivable from Station LLC, a $22.1 million liability under the TRA, of which $1.7 million was current and $3.3 million of other liabilities.
For the years ended December 31, 2024 and 2023, the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company had a net loss of $34.6 million and $42.0 million, respectively, primarily representing provision for income tax.
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
At December 31, 2024, we had $164.4 million in cash and cash equivalents, and Station LLC’s borrowing availability under its revolving credit facility was $897.7 million, which was net of $155.0 million in outstanding borrowings and $47.3 million in outstanding letters of credit and similar obligations. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. See Note 8 to the Consolidated Financial Statements for more information about our long-term debt.
On March 14, 2024, Station LLC entered into the Credit Agreement, which amended and restated the existing credit agreement and pursuant to which Station LLC repaid all loans outstanding under the existing credit agreement and (a) incurred (i) a new senior secured term “B” loan facility in an aggregate principal amount of $1.57 billion (the “New Term Loan B Facility” and the term “B” loans funded thereunder, the “New Term B Loan”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $1.1 billion (the “New Revolving Credit Facility” and, together with the New Term Loan B Facility, the “Credit Facilities”), and (b) made certain other amendments to the existing credit agreement, including the extinguishment of the existing term loan “A” facility. The New Revolving Credit Facility will mature on March 14, 2029 and the New Term Loan B Facility will mature on March 14, 2031. Borrowings under the Credit Facilities bear interest at a rate per annum, at our option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) or a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s “prime rate” and (iii) the one-month Term SOFR plus 1.00%, in each case plus an applicable margin.
On December 18, 2024, Station LLC entered into the Amendment to reduce the interest rate margins applicable to the Company’s existing New Term Loan B Facility. Such applicable margin is 2.00% per annum in the case of any Term SOFR loan and 1.00% in the case of any base rate loan. Prior to the Amendment, the New Term Loan B Facility applicable margin was 2.25% per annum in the case of any Term SOFR loan and 1.25% in the case of any base rate loan.

In April 2024, we entered into two zero cost interest rate collars to manage our exposure to interest rate movements associated with our variable interest rate debt. The interest rate collars, which have a total notional amount of $750.0 million, include a Term SOFR cap of 5.25% and a weighted average Term SOFR floor of 2.89%. The interest rate collars became effective in April 2024 and will mature in April 2029. See Note 9 to the Consolidated Financial Statements for additional information about our derivative instruments.
In addition, on March 14, 2024, we issued $500.0 million in aggregate principal amount of 6.625% Senior Notes due 2032, pursuant to an indenture dated as of March 14, 2024, by and among Station LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. Interest on the 6.625% Senior Notes is paid every six months in arrears on March 15 and September 15, and commenced on September 15, 2024.
See Note 8 to the Consolidated Financial Statements for additional information about our long-term debt.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for 2025 include (i) approximately $375.0 million to $425.0 million for capital expenditures, (ii) approximately $20.0 million for construction advances on the North Fork Project (iii) required principal and interest payments totaling approximately $52.9 million and $201.2 million, respectively, on Station LLC’s indebtedness, (iv) dividends to our Class A common stockholders, and (v) distributions to noncontrolling interest holders of Station Holdco, including “tax distributions”, which may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance, federal income taxes and other obligations.
At December 31, 2024, $1.7 billion of the borrowings under our credit agreements were based on variable rates, primarily SOFR. We cannot predict the SOFR or base rate interest rates that will be in effect in the future, and actual rates will vary, which will impact our interest cost. Based on our outstanding borrowings at December 31, 2024, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $17.1 million. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.
On February 11, 2025, we announced that Red Rock will pay a quarterly cash dividend of $0.25 per share of Class A common stock, to be paid on March 31, 2025 to shareholders of record as of March 17, 2025. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $0.25 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2024, such obligations with respect to previously consummated transactions totaled $20.4 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. The timing of payments under the TRA may vary. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. Our board of directors has authorized $600.0 million for repurchases of Class A common stock under our equity repurchase program. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the year ended December 31, 2024, we repurchased 75,000 shares of our Class A common stock in open market transactions at a weighted-average price of $52.29 per share. At December 31, 2024, we had $309.0 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We expect that cash on hand, cash generated from operations and, to the extent necessary, borrowings available under the Credit Facilities will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months and beyond. We regularly assess our projected cash requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under the credit facility and the issuance of debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$548,263	$494,337
Investing activities	(321,793)	(653,851)
Financing activities	(199,673)	179,811
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
Net cash provided by operating activities for the years ended December 31, 2024 and 2023 totaled $548.3 million and $494.3 million, respectively. Cash flow from operating activities for the year ended December 31, 2024 included $209.7 million in interest payments and $30.3 million cash paid for income taxes, compared to $170.5 million and $21.1 million, respectively, for the prior year. For the year ended December 31, 2024, we also paid $11.4 million in fees and costs related to debt modification. In addition, our operating cash flows for the year ended December 31, 2024 increased as compared to the prior year due to our Durango property and changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the years ended December 31, 2024 and 2023, cash paid for capital expenditures totaled $283.9 million and $699.5 million, respectively. Capital expenditures for the year ended December 31, 2024 primarily related to various renovation projects. Capital expenditures for the year ended December 31, 2023 were primarily related to the Durango project. For the year ended December 31, 2023, cash inflows from investing activities included net cash proceeds of $52.2 million from the sale of our Texas Station and Fiesta Rancho land parcels.
Cash Flows from Financing Activities
As described above, during the year ended December 31, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the New Term Loan B Facility and borrowed $155.0 million under the New Revolving Credit Facility, net of repayments. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $23.6 million in debt issuance costs. In addition, we paid $118.4 million in dividends to holders of our Class A common stock and $126.7 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $13.8 million related to tax withholding on share-based compensation during the year.
For the year ended December 31, 2023, we borrowed $476.5 million under the revolving credit facility, and we paid $58.6 million in dividends to holders of our Class A common stock, $76.7 million in cash distributions to the noncontrolling interest holders of Station Holdco and we paid $14.7 million related to tax withholding on share-based compensation.
Restrictive Covenants
Certain customary covenants are included in both the Credit Agreement governing the Credit Facilities and the indentures governing Station LLC’s senior notes that, among other things and subject to certain exceptions, restrict Station LLC’s ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than its core business and related businesses; or issue certain preferred units.

The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility, measured as of the end of each quarter. These financial ratio covenants include a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. We believe Station LLC was in compliance with all applicable covenants at December 31, 2024.
Off-Balance Sheet Arrangements
At December 31, 2024, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At December 31, 2024, we had outstanding letters of credit and similar obligations totaling $47.3 million.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began on February 3, 2025. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
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
Property and Equipment. At December 31, 2024, the carrying amount of our property and equipment was approximately $2.8 billion, which represents 68.8% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. At December 31, 2024, our goodwill totaled $195.7 million, approximately 87% of which is associated with one of our properties. We test our goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.
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
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2024, the carrying amount of our indefinite-lived intangible assets totaled $76.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on the present value of estimated royalties avoided through ownership of the assets. The fair values of our indefinite-lived intangible assets are subject to change as a result of changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
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
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and we use interest rate contracts to limit cash flow variability on a portion of our variable-rate debt. Borrowings under our credit agreements bear interest at a margin above SOFR or base rate (each as defined in the credit agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
At December 31, 2024, $1.7 billion of the borrowings under our credit agreements were based on variable rates, primarily SOFR, plus applicable margins of 1.50% to 2.00%, and the SOFR rates applicable to our outstanding SOFR-based borrowings were 4.36% to 4.38%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2024. We cannot predict the SOFR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2024, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $17.1 million. A portion of our other long-term debt will become due in December 2025.
Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2024 (dollars in millions):

	Expected maturity date
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$37.2	$0.1	$0.1	$690.9	$0.1	$1,000.8	$1,729.2	$1,652.0
Weighted-average interest rate	3.81%	6.00%	6.00%	4.50%	6.00%	5.63%

Variable rate	$15.7	$15.7	$15.7	$15.7	$15.7	$1,634.7	$1,713.2	$1,719.1
Weighted-average interest rate (a)	6.38%	6.38%	6.38%	6.38%	6.38%	6.33%
____________________________________
(a)    Based on variable interest rates and margins in effect at December 31, 2024.
See Note 8 to the Consolidated Financial Statements for additional information about our long-term debt.
From time to time we use interest rate collars to hedge a portion of our variable-rate debt. We do not use derivative financial instruments for trading or speculative purposes. See Note 9 to the Consolidated Financial Statements for additional information on our interest rate collars.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Recoverability of the Native American Development Costs as of December 31, 2024
Description of the Matter
At December 31, 2024, the Company’s Native American development costs had a carrying value of $81.7 million. As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of its Native American development costs by considering the likelihood of obtaining and the amount of expected financing, and the estimated future cash flows from the Native American development project. The Company estimates the future cash flows from the Native American development project based on an evaluation of all positive and negative evidence about the cash flow potential, which includes the likelihood that the Native American development project will successfully be completed.

Auditing the Company’s evaluation of recoverability of the Native American development costs is challenging due to the uncertainty surrounding the timing and likelihood of completion of both the Native American development project and the repayment of the reimbursable advances, both of which are contingent on the likelihood of obtaining and the amount of expected financing, and the estimated future cash flows from the Native American development project.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s evaluation of recoverability of its Native American development costs. For example, we tested controls over management’s evaluation of the likelihood of obtaining and the amount of expected financing, and the estimated future cash flows from the Native American development project.

To test the Company’s Native American development costs recoverability evaluation, our audit procedures included, among others, testing the reasonableness of the likelihood of obtaining and the amount of expected financing, and the estimated future cash flows of the Native American development project. For example, we evaluated management’s assumptions used in the estimated cash flows by performing sensitivity analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 21, 2025

RED ROCK RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$164,383	$137,586
Receivables, net	64,380	61,930
Income tax receivables	—	14,443
Inventories	16,409	15,255
Prepaid gaming tax	27,672	24,888
Prepaid expenses and other current assets	22,520	28,190
Total current assets	295,364	282,292
Property and equipment, net	2,781,915	2,771,818
Goodwill	195,676	195,676
Intangible assets, net	81,228	82,806
Land held for development	467,756	451,010
Native American development costs	81,673	45,879
Deferred tax asset, net	56,433	43,381
Other assets, net	85,486	81,650
Total assets	$4,045,531	$3,954,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,813	$25,353
Accrued interest payable	27,384	15,607
Other accrued liabilities	211,738	280,493
Current portion of payable pursuant to tax receivable agreement	1,354	1,662
Current portion of long-term debt	52,913	26,104
Total current liabilities	325,202	349,219
Long-term debt, less current portion	3,354,567	3,301,658
Other long-term liabilities	39,854	39,319
Payable to related parties pursuant to tax receivable agreement	19,075	20,429
Total liabilities	3,738,698	3,710,625
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,633,380 and 58,866,439 shares issued and outstanding at December 31, 2024 and 2023, respectively	596	589
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	18,635	7,345
Retained earnings	195,834	160,904
Total Red Rock Resorts, Inc. stockholders’ equity	215,066	168,839
Noncontrolling interest	91,767	75,048
Total stockholders’ equity	306,833	243,887
Total liabilities and stockholders’ equity	$4,045,531	$3,954,512

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating revenues:
Casino	$1,277,249	$1,132,154	$1,126,058
Food and beverage	360,388	313,619	283,067
Room	200,517	183,103	164,502
Other	100,857	95,210	90,159
Net revenues	1,939,011	1,724,086	1,663,786
Operating costs and expenses:
Casino	354,597	293,993	279,537
Food and beverage	295,193	244,786	224,903
Room	63,768	55,064	52,017
Other	30,669	32,549	32,258
Selling, general and administrative	432,276	374,494	353,043
Depreciation and amortization	187,112	132,536	128,368
Write-downs and other, net	6,705	31,976	(47,660)
Asset impairment	—	—	80,018
	1,370,320	1,165,398	1,102,484
Operating income	568,691	558,688	561,302
Earnings from joint ventures	2,447	3,095	3,469
Operating income and earnings from joint ventures	571,138	561,783	564,771
Other expense:
Interest expense, net	(228,804)	(181,023)	(129,889)
Loss on extinguishment/modification of debt	(14,402)	—	—
Change in fair value of derivative instruments	274	—	—
	(242,932)	(181,023)	(129,889)
Income before income tax	328,206	380,760	434,882
Provision for income tax	(36,914)	(42,984)	(44,530)
Net income	291,292	337,776	390,352
Less: net income attributable to noncontrolling interests	137,241	161,772	184,895
Net income attributable to Red Rock Resorts, Inc.	$154,051	$176,004	$205,457

Earnings per common share (Note 16):
Earnings per share of Class A common stock, basic	$2.61	$3.04	$3.48
Earnings per share of Class A common stock, diluted	$2.53	$2.94	$3.36

Weighted-average common shares outstanding:
Basic	59,025	57,875	58,976
Diluted	103,666	103,217	104,663

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	61,427	$614	45,986	$1	$55,028	$3,851	$(9,461)	$50,033
Net income	—	—	—	—	—	205,457	184,895	390,352
Share-based compensation	—	—	—	—	17,766	—	—	17,766
Distributions	—	—	—	—	—	—	(152,449)	(152,449)
Dividends declared	—	—	—	—	—	(116,980)	—	(116,980)
Stock option exercises and issuance of restricted stock, net	345	3	—	—	(3)	—	—	—
Withholding tax on share-based compensation	(41)	—	—	—	(4,527)	—	—	(4,527)
Repurchases of Class A common stock	(3,718)	(37)	—	—	(92,345)	(49,125)	—	(141,507)
Net deferred tax assets resulting from LLC Unit repurchases	—	—	—	—	(10,445)	—	—	(10,445)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	34,526	—	(34,526)	—
Balances, December 31, 2022	58,013	$580	45,986	$1	$—	$43,203	$(11,541)	$32,243
Net income	—	—	—	—	—	176,004	161,772	337,776
Share-based compensation	—	—	—	—	20,077	—	—	20,077
Distributions	—	—	—	—	—	—	(76,687)	(76,687)
Dividends declared	—	—	—	—	—	(58,303)	—	(58,303)
Stock option exercises and issuance of restricted stock, net	883	9	—	—	(9)	—	—	—
Withholding tax on share-based compensation	(30)	—	—	—	(14,721)	—	—	(14,721)
Deferred tax assets resulting from LLC Unit repurchases and TRA liability, net	—	—	—	—	3,502	—	—	3,502
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,504)	—	1,504	—
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	154,051	137,241	291,292
Share-based compensation	—	—	—	—	31,491	—	—	31,491
Distributions	—	—	—	—	—	—	(126,688)	(126,688)
Dividends declared	—	—	—	—	—	(119,121)	—	(119,121)
Stock option exercises and issuance of restricted stock, net	860	8	—	—	(8)	—	—	—
Withholding tax on share-based compensation	(18)	—	—	—	(13,840)	—	—	(13,840)
Repurchases of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Deferred tax assets resulting from LLC Unit activity and TRA liability, net	—	—	—	—	3,734	—	—	3,734
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(6,166)	—	6,166	—
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$291,292	$337,776	$390,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,112	132,536	128,368
Write-downs and other, net	1,131	(38,854)	(83,518)
Asset impairment	—	—	80,018
Amortization of debt discount and debt issuance costs	7,399	9,608	9,626
Share-based compensation	30,945	19,673	17,515
Loss on extinguishment/modification of debt	3,047	—	—
Change in fair value of derivative instruments	(274)	—	—
Deferred income tax	(9,159)	35,862	11,949
Changes in assets and liabilities:
Receivables, net	(2,450)	(18,300)	(4,210)
Income tax receivable/payable	15,736	(14,443)	—
Inventories and prepaid expenses	1,992	(7,969)	(6,274)
Accounts payable	(7,568)	13,941	(6,151)
Accrued interest payable	11,777	1,147	140
Other accrued liabilities	14,141	21,666	5,517
Other, net	3,142	1,694	(1,108)
Net cash provided by operating activities	548,263	494,337	542,224
Cash flows from investing activities:
Capital expenditures, net of related payables	(283,871)	(699,516)	(328,589)
Net proceeds from asset sales	367	59,218	121,553
Acquisition of land held for development	(14,971)	(2,108)	(232,758)
Native American development costs	(21,701)	(4,182)	(7,492)
Other, net	(1,617)	(7,263)	5,142
Net cash used in investing activities	(321,793)	(653,851)	(442,144)

RED ROCK RESORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)
	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	2,035,853	476,500	297,500
Payments under credit agreements with original maturity dates greater than three months	(2,446,102)	(138,779)	(172,779)
Proceeds from issuance of 6.625% Senior Notes	500,000	—	—
Distributions to members and noncontrolling interests	(126,688)	(76,687)	(152,449)
Repurchases of Class A common stock	(3,922)	—	(141,507)
Withholding tax on share-based compensation	(13,840)	(14,721)	(4,527)
Dividends paid	(118,404)	(58,590)	(116,675)
Payment of debt issuance costs	(23,583)	—	—
Payments on tax receivable agreement liability	(1,662)	(6,632)	—
Other, net	(1,325)	(1,280)	391
Net cash (used in) provided by financing activities	(199,673)	179,811	(290,046)
Increase (decrease) in cash and cash equivalents	26,797	20,297	(189,966)
Balance, beginning of year	137,586	117,289	307,255
Balance, end of year	$164,383	$137,586	$117,289

Supplemental cash flow disclosures:
Cash paid for interest, net of $0, $29,828 and $5,887 capitalized, respectively	$209,741	$170,506	$120,193
Cash paid for income taxes	$30,293	$21,100	$31,355
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$32,647	$108,037	$94,291

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities, including Durango Casino & Resort (“Durango”) which opened in December 2023, and 12 smaller casino properties (three of which are 50% owned), in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2024, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
The ownership of the LLC Units is summarized as follows:

	December 31, 2024		December 31, 2023
	Units	Ownership %	Units	Ownership %
Red Rock	63,929,318	58.2%	63,027,745	57.8%
Noncontrolling interest holders	45,985,804	41.8%	45,985,804	42.2%
Total	109,915,122	100.0%	109,013,549	100.0%
The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.

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
Receivables, Net and Credit Risk
The Company’s accounts receivable primarily represent receivables from contracts with customers and consist mainly of casino, hotel, ATM, cash advance, retail and other receivables, which are typically non-interest bearing.
Receivables are initially recorded at cost and an allowance for credit losses is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is based on an expected loss model and is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2024 and 2023, the allowance for credit losses was $9.1 million and $6.8 million, respectively. Management believes there are no significant concentrations of credit risk with respect to its receivables, net.
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
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes that are reimbursable by such tribes. The reimbursable costs are recognized as long-term assets as incurred, and primarily include advances associated with the acquisition of land and development and construction of the tribal gaming facility. The Company earns interest on the reimbursable advances. The repayment of the advances and the related interest may come from the proceeds of the gaming facility’s third-party financing, from cash flows from the gaming facility’s operations, or from a combination of both, and the repayment is typically subordinated to debt service obligations under the gaming facility’s third-party financing. Due to the uncertainty surrounding the timing and amount of the repayment, the Company does not recognize accrued interest on the advances until the carrying amount of the advances has been recovered and the interest is received.
The Company evaluates the recoverability of its Native American development costs taking into consideration all available information. Among other things, the Company considers the status of the project, the impact of contingencies, the achievement of milestones, existing or potential litigation, and regulatory matters, the likelihood of obtaining and the amount of expected financing, and the estimated future cash flows from the Native American development project when evaluating the recoverability of its Native American development costs. The Company estimates the future cash flows of a Native American development project based on consideration of all positive and negative evidence about its cash flow potential including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results.
At December 31, 2024 and 2023, the Company’s Native American development costs were related to development and management agreements with the North Fork Rancheria of Mono Indians. See Note 6 for additional information.
Goodwill
At December 31, 2024, the Company’s goodwill totaled $195.7 million, approximately 87% of which is associated with one of its properties. The Company tests its goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
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
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily represent the value of its brands. The Company tests its indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. If the Company determines it is more likely than not that an asset is impaired, it

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
then performs a quantitative test by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, the Company recognizes an impairment charge equal to the excess. The fair value of the Company’s brands is estimated using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets, utilizing market indications of fair value. The Company’s fair value estimates are subject to change as a result of changes in its projected operating results. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
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
The estimation of undiscounted future cash flows involves judgment by management. The Company’s estimates of future cash flows expected to be generated by an asset or asset group are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to its properties. If the Company’s estimates of future cash flows are not met, it may be required to record impairment charges in the future.
Land Held for Development
At December 31, 2024, the Company owned land comprising strategically-located parcels in Las Vegas and Reno, each of which is zoned for casino gaming and other uses.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Lease payments from tenants at the Company’s properties typically include variable rent based on a percentage of the tenant’s net sales, and may also include a fixed base rent amount, which may increase by a rate or index over time. The Company recognizes variable rental income in the period in which the right to receive such rental income is established according to the lease agreements and base rental income on a straight-line basis over the lease term. Lease payments from the Company’s tenants at commercial and industrial buildings are typically based on a fixed rental amount, which may increase by a rate or index over time. Revenues from non-lease components within tenant lease agreements, which primarily comprise utilities, property taxes and common area maintenance charges, are included within operating lease income.
Derivative Instruments
From time to time, the Company uses interest rate contracts to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2024, the Company held interest rate collars that were not designated in cash flow hedging relationships. At December 31, 2023, the Company had no outstanding interest rate contracts. The Company recognizes the change in fair value of derivative instruments in the Consolidated Statements of Income in the period in which the change occurs and classifies the cash flows for these instruments within investing activities in the Consolidated Statements of Cash Flows. The Company records all derivatives at fair value, which it determines using widely accepted valuation techniques, including discounted cash flow analyses and credit valuation adjustments, as well as observable market-based inputs such as forward interest rate curves.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Non-gaming revenue also includes the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $199.7 million, $171.4 million and $157.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	Year Ended December 31,
	2024	2023	2022
Gaming tax expense	$98,271	$86,034	$84,544
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

	Year Ended December 31,
	2024	2023	2022
Advertising expense	$10,994	$10,319	$11,305
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
effect of its Class B common stock, and the treasury stock method to determine the potentially dilutive effect of outstanding stock options and unvested restricted stock.
Recently Issued and Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) which is intended to improve reportable segment disclosures. The ASU requires disclosure of significant segment expenses as well as additional expanded segment-related disclosures, and requires such disclosures on both an interim and annual basis. The guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim and annual periods thereafter and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2023-07 beginning with its annual financial statements for the year ended December 31, 2024 and the adoption did not have an impact on its financial condition or results of operations.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU is intended to improve disclosures of expenses and requires disclosure of specific expenses included in the expense captions presented on the face of the income statement as well as selling expenses. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and can be applied prospectively or retrospectively. The Company is currently evaluating the guidance and its impact to the financial statements.
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Land	$203,317	$203,317
Buildings and improvements	3,055,001	2,956,328
Furniture, fixtures and equipment	870,988	827,307
Construction in progress	103,329	73,336
	4,232,635	4,060,288
Accumulated depreciation	(1,450,720)	(1,288,470)
Property and equipment, net	$2,781,915	$2,771,818
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$185,534	$130,957	$126,766
At December 31, 2024 and 2023, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2024 and 2023. The Company’s goodwill is primarily related to the Las Vegas operations segment.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2024
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,100	(19,947)	2,153
Management contracts	7 - 20	4,000	(1,425)	2,575
Intangible assets		$102,600	$(21,372)	$81,228

	December 31, 2023
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,100	(18,474)	3,626
Management contracts	7 - 20	4,000	(1,320)	2,680
Intangible assets		$102,600	$(19,794)	$82,806
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$1,578	$1,579	$1,602
Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2025	$1,578
2026	927
2027	391
2028	391
2029	391
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
In June 2022, the Company permanently closed its Texas Station, Fiesta Henderson and Fiesta Rancho properties, which had been closed since March 2020 as a result of the COVID-19 pandemic. The decision to permanently close these properties was an indicator of impairment. The Company tested each of these reporting units for impairment as of June 30, 2022 and recorded asset impairment charges totaling $79.0 million, primarily representing the write-off of the facilities that were being demolished in whole or in part. The recoverability of the carrying amounts of the remaining assets, primarily land,

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was evaluated based on market prices for similar assets, which are considered Level 2 inputs under the fair value measurement hierarchy. The Company also recognized an asset impairment charge of $1.0 million as a result of the permanent closure of its Wild Wild West property in September 2022. In December 2022, the Company sold the Fiesta Henderson parcel to a third-party buyer for $32.0 million. The transaction resulted in a gain on sale of $17.7 million. In November 2023, the Company sold the Texas Station and Fiesta Rancho parcels to a third-party buyer for aggregate consideration of $58.4 million. The transaction resulted in a net gain on sale of $37.9 million, which is included in Write-downs and other, net. There were no asset impairment charges for the years ended December 31, 2024 and 2023.
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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 42 table games and several restaurants. Total costs of the project are expected to be approximately $750 million which includes all design costs, construction costs, preopening expenses and financing and development fees. The following table summarizes the Company’s evaluation at December 31, 2024 of those critical milestones that it has identified to date as necessary to complete the North Fork Project. As of January 5, 2024, the date the Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”), the Company believes that each of these identified critical milestones has substantially been resolved. There is no assurance that these critical milestones will remain resolved or that additional critical milestones will not be identified.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s evaluation at December 31, 2024 of each of the critical milestones necessary to complete the North Fork Project.

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune has appealed the grant of the State of California’s demurrer and the Mono have appealed the grant of Picayune’s motion for summary judgment. The appeals have been consolidated and the briefing of the appeals is scheduled to be completed by May 29, 2025.
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility, and has contributed significant financial support to the North Fork Project. Through December 31, 2024, the Company has paid approximately $96.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation and construction. The repayment of the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At December 31, 2024, the carrying amount of the advances was $81.7 million.
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
The timing of both the North Fork Project and of the repayment of the reimbursable advances is difficult to predict and is contingent on no changes occurring with respect to the status of the identified critical milestones, no new critical milestones being identified, the likelihood of obtaining and the amount of expected financing of the North Fork Project, and the cash flows from the North Fork Project. In September 2024 construction commenced on the site of the North Fork Project. The Company currently estimates that the North Fork Project will be completed and opened for business in approximately 15 to 18 months. The Company is assisting the Mono in obtaining financing for the North Fork Project.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 80% to 90% at December 31, 2024. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, no changes with respect to the status of the identified critical milestones, no new critical milestones being identified, the likelihood of obtaining and the amount of

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expected financing, and cash flows from the North Fork Project and the status of any remaining litigation and contingencies. There can be no assurance that all the necessary governmental and regulatory approvals will be obtained, that the status of the existing critical milestones will not change, that new critical milestones will not be identified, that financing will be obtained, that the financing and/or the cash flows from the North Fork Project will be sufficient to repay the advances, that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
7.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$27,855	$23,361
Advance deposits and future wagers	20,231	20,195
Rewards Program liability	11,546	11,192
Other accrued liabilities:
Construction payables and equipment purchase accruals	33,282	118,316
Accrued payroll and related	44,166	42,048
Accrued gaming and related	35,410	29,497
Operating lease liabilities, current portion	6,444	6,137
Other	32,804	29,747
	$211,738	$280,493
Construction payables and equipment purchase accruals at December 31, 2023 included $100.2 million related to the development of Durango.
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are typically a result of normal operating activities. The Company had no material contract assets at December 31, 2024 and 2023, respectively.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2024	2023
New Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (6.38% at December 31, 2024), net of unamortized discount and deferred costs of $20.6 million at December 31, 2024	$1,537,591	$—
Term Loan B Facility due February 7, 2027, interest at a margin above SOFR or base rate (7.71% at December 31, 2023), net of unamortized discount and deferred issuance costs of $15.9 million at December 31, 2023	$—	$1,442,054
Term Loan A Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023), net of unamortized discount and deferred issuance costs of $0.6 million at December 31, 2023	—	152,955
New Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.86% at December 31, 2024)	155,000	—
Revolving Credit Facility due February 7, 2025, interest at a margin above SOFR or base rate (6.96% at December 31, 2023)	—	512,000
6.625% Senior Notes due March 14, 2032, net of unamortized deferred issuance costs of $6.2 million at December 31, 2024	493,810	—
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.5 million and $4.9 million at December 31, 2024 and 2023, respectively	495,537	495,006
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $3.6 million and $4.7 million at December 31, 2024 and 2023, respectively	687,178	686,129
Other long-term debt, weighted-average interest of 3.88% at December 31, 2024 and 2023, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at December 31, 2024 and 2023, respectively	38,364	39,618
Total long-term debt	3,407,480	3,327,762
Current portion of long-term debt	(52,913)	(26,104)
Long-term debt, net	$3,354,567	$3,301,658
Credit Facility
At December 31, 2024, Station LLC’s credit facility consists of the Term Loan B Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). On March 14, 2024, Station LLC entered into an amended and restated credit agreement (the “Credit Agreement”), which amended and restated the existing credit agreement and pursuant to which the Company repaid all loans outstanding under the existing credit agreement and (a) incurred (i) a new senior secured term “B” loan facility in an aggregate principal amount of $1.57 billion (the “New Term Loan B Facility” and the term “B” loans funded thereunder, the “New Term B Loan”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $1.1 billion (the “New Revolving Credit Facility”), and (b) made certain other amendments to the existing credit agreement, including the extinguishment of the existing term loan “A” facility. The New Revolving Credit Facility will mature on March 14, 2029, and the New Term Loan B Facility will mature on March 14, 2031.
Borrowings under the New Revolving Credit Facility bear interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) or a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s “prime rate” and (iii) the one-month Term SOFR rate plus 1.00%, in each case plus an applicable margin.
On December 18, 2024, Station LLC entered into the first amendment to the Credit Agreement (the “Amendment”) to reduce the interest rate margins applicable to the Company’s existing New Term Loan B Facility. Such applicable margin is 2.00% per annum in the case of any Term SOFR loan and 1.00% in the case of any base rate loan. Prior to the Amendment, the New Term Loan B Facility applicable margin was 2.25% per annum in the case of any Term SOFR loan and 1.25% in the case of any base rate loan.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The applicable margin in the case of the New Revolving Credit Facility is shown below:

	New Revolving Credit Facility due March 14, 2029
Consolidated Senior Secured Net Leverage Ratio	SOFR	Base Rate
Greater than 3.00 to 1.00	1.75%	0.75%
Equal to or less than 3.00 to 1.00	1.50%	0.50%
Station LLC is required to make quarterly principal payments of $3.9 million on the New Term Loan B Facility on the last day of each quarter, unless otherwise reduced by prepayments. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances and asset sales and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the New Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment for 2024.
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
The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Station LLC and the subsidiary guarantors to incur debt; create liens; engage in mergers and acquisitions, or non-ordinary asset dispositions; pay distributions; pay dividends, make stock repurchases and optional redemptions of subordinated debt; make investments or loans; engage in certain transactions with affiliates or subsidiaries; modify their lines of business; or change the fiscal year.
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintains throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at December 31, 2024.
At December 31, 2024, Station LLC’s borrowing availability under its New Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $897.7 million, which was net of $155.0 million in outstanding borrowings and $47.3 million in outstanding letters of credit and similar obligations.
6.625% Senior Notes
On March 14, 2024, Station LLC issued $500.0 million in aggregate principal amount of 6.625% senior notes due 2032 (the “6.625% Senior Notes”) pursuant to an indenture dated as of March 14, 2024, among Station LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. The net proceeds of the sale of the 6.625% Senior Notes together with the borrowings under the New Term B Loan were used (i) to refinance all loans and commitments outstanding under the existing credit facility, (ii) to pay fees and costs associated with such transactions and (iii) for general corporate purposes. Interest on the 6.625% Senior Notes is paid every six months in arrears on March 15 and September 15, which commenced on September 15, 2024.
The 6.625% Senior Notes and the guarantees of such notes by certain of Station LLC’s subsidiaries are general senior unsecured obligations.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On or after March 15, 2027, Station LLC may redeem all or a portion of the 6.625% Senior Notes at the redemption prices (expressed as percentage of the principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date:

Years Beginning March 15,	Percentage
2027	103.313%
2028	101.656%
2029 and thereafter	100.000%
Prior to March 15, 2027, Station LLC may at any time redeem some or all of the 6.625% Senior Notes at a price equal to 100.00% of the principal amount plus accrued and unpaid interest, plus a make-whole premium. In addition, Station LLC may redeem up to 40.00% of the aggregate principal amount of the 6.625% Senior Notes before March 15, 2027, with the net cash proceeds from certain equity offerings.
The indenture governing the 6.625% Senior Notes requires Station LLC to offer to purchase the 6.625% Senior Notes at a purchase price in cash equal to 101.00% of the principal amount outstanding plus accrued and unpaid interest thereon if Station LLC experiences certain change of control events (as defined in the indenture). The indenture also requires Station LLC to make an offer to repurchase the 6.625% Senior Notes at a purchase price equal to 100.00% of the principal amount, plus accrued and unpaid interest, if it sells assets under certain circumstances and does not use the proceeds for specified purposes.
The indenture governing the 6.625% Senior Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6.625% Senior Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; make investments or pay dividends or distributions (other than customary tax distributions); or create restrictions on dividends or other payments by its restricted subsidiaries. These covenants are subject to several exceptions and qualifications as set forth in the indenture. The indenture governing the 6.625% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6.625% Senior Notes to be declared due and payable.
4.625% Senior Notes
In November 2021, Station LLC issued $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2031, (the “4.625% Senior Notes”) pursuant to an indenture dated as of November 26, 2021, among Station LLC, the guarantors party thereto and Computershare Trust Company, National Association, as Trustee. Interest on the 4.625% Senior Notes is paid every six months in arrears on June 1 and December 1, which commenced on June 1, 2022.
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
The indenture governing the 4.625% Senior Notes requires Station LLC to offer to purchase the 4.625% Senior Notes at a purchase price in cash equal to 101.00% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if Station LLC experiences certain change of control events (as defined in the indenture). The indenture also requires Station LLC to make an offer to repurchase the 4.625% Senior Notes at a purchase price equal to 100.00% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the indenture) from certain asset sales.
The indenture governing the 4.625% Senior Notes contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the ability of Station LLC and its restricted subsidiaries to incur or guarantee additional indebtedness; issue disqualified stock or create subordinated indebtedness that is not subordinated to the 4.625% Senior Notes; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or make investments or pay distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture governing the 4.625% Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 4.625% Senior Notes to be declared due and payable.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.50% Senior Notes
In February 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. Interest on the 4.50% Senior Notes is paid every six months in arrears on February 15 and August 15, which commenced on August 15, 2020.
The 4.50% Senior Notes and the guarantees of such notes by certain of Station LLC’s subsidiaries are general senior unsecured obligations.
Station LLC may redeem all or a portion of the 4.50% Senior Notes at a redemption price equal to 100.00% of the principal amount plus accrued and unpaid interest.
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
Principal Maturities
As of December 31, 2024, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2025	$52,913
2026	15,809
2027	15,809
2028	706,605
2029	15,809
Thereafter	2,635,512
3,442,457
Debt discounts and issuance costs	(34,977)
$3,407,480

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Derivative Instruments
The Company’s objective in using derivative instruments is to manage its exposure to interest rate movements associated with its variable interest rate debt. To accomplish this objective, the Company uses interest rate contracts as a primary part of its cash flow hedging strategy. The Company does not use derivative financial instruments for trading or speculative purposes.
On April 9, 2024, Station LLC entered into two zero cost interest rate collar agreements with an aggregate notional amount of $750 million. Both interest rate collars became effective in April 2024 and include a Term SOFR cap of 5.25% and a weighted average Term SOFR floor of 2.89% and will mature in April 2029. Monthly cash settlements are received from or paid to the counterparties when interest rates rise above or fall below the contractual cap or floor rates, respectively. The interest rate collars are not designated in hedging relationships for accounting purposes.
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
As the Company’s derivative instruments are not designated in hedging relationships, the changes in fair value and the related pretax gains and losses are recognized in Change in fair value of derivative instruments in the Consolidated Statements of Income in the period in which the change occurs. The Company recognizes cash settlements received or paid, if any, on the derivative instruments within Change in fair value of derivative instruments and classifies such cash flows within investing activities in the Consolidated Statements of Cash Flows.
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
10.    Fair Value Measurements
At December 31, 2024, the Company’s only financial assets and liabilities measured at fair value on a recurring basis were its interest rate collars. At December 31, 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	December 31,		Level of Fair Value Hierarchy
		2024	2023
Assets
Interest rate collars	Other current assets	$164	$—	Level 2 – Significant unobservable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$127	$—	Level 2 – Significant unobservable inputs
Interest rate collars	Other long-term liabilities	$3	$—	Level 2 – Significant unobservable inputs

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2024	2023
Aggregate fair value	$3,371	$3,245
Aggregate carrying amount	$3,407	$3,328
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
11.    Stockholders’ Equity
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
Dividend Rights and Distributions
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During each of the years ended December 31, 2024 and 2023, the Company declared and paid quarterly cash dividends totaling $1.00 per share of Class A common stock, which included $8.7 million and $8.5 million, respectively, paid to Fertitta Family Entities. Prior to the quarterly cash dividend payments, during each of the years ended December 31, 2024 and 2023, Station Holdco paid distributions to noncontrolling interest holders totaling $46.0 million, which included $45.4 million paid to Fertitta Family Entities. During the years December 31, 2024 and 2023, Station Holdco paid tax distributions to noncontrolling interest holders of $34.7 million and $30.7 million, respectively, including $34.3 million and $30.3 million, respectively, paid to Fertitta Family Entities.
On February 11, 2025, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of March 17, 2025 to be paid on March 31, 2025, of which $2.2 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit Holders, including the Company, of $0.25 per LLC Unit, of which $11.3 million is expected to be paid to Fertitta Family Entities.
Special Dividends
In February 2024, the Company declared a special cash dividend of $1.00 per share of Class A common stock to holders of record as of February 22, 2024, which was paid on March 4, 2024, and included $8.5 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit and included $45.4 million paid to Fertitta Family Entities.
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
Equity Repurchase Program
On May 2, 2024, the Company’s board of directors authorized the extension of the $600.0 million equity repurchase program for repurchases of Class A common stock through December 31, 2025. As of December 31, 2024, the Company had repurchased an aggregate of 7.3 million shares of Class A common stock pursuant to the program, and the remaining amount authorized for repurchases was $309.0 million. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors.
During the year ended December 31, 2024, the Company repurchased 75,000 shares of its Class A common stock for an aggregate purchase price of $3.9 million in open market transactions. The Company made no repurchases during the year ended December 31, 2023 under the program. During the year ended December 31, 2022, the Company repurchased 3.7 million shares of its Class A common stock for an aggregate purchase price of $141.5 million in open market transactions. The Class A shares were retired upon repurchase.
Class B Common Stock
Voting Rights
The Continuing Owners of Station Holdco hold shares of Class B common stock in an amount equal to the number of LLC Units owned. Although Class B shares have no economic rights, they allow those owners of Station Holdco to exercise voting power at Red Rock, which is the sole managing member of Station Holdco.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock or for cash, at the Company’s election. Accordingly, as members of Station Holdco entitled to ten votes per share exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Exchanges of LLC Units and shares of Class B common stock for shares of Class A common stock are based on an exchange ratio. The exchange ratio is a fraction, the numerator of which is the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which is the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to the applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock. At December 31, 2024, the exchange ratio was 0.933 shares of Class A common stock for each LLC Unit and share of Class B common stock. No shares of Class B common stock were exchanged for Class A shares for the years ended December 31, 2024 and 2023.
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

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Red Rock Resorts, Inc.	$154,051	$176,004	$205,457
Transfers (to) from noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(6,166)	(1,504)	34,526
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$147,885	$174,500	$239,983

12.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the compensation committee or other designated committee of the board of directors (the “Committee”). The Equity Incentive Plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. At December 31, 2024, a total of 23.8 million shares of Class A common stock were reserved for issuance under the plan, of which approximately 12.5 million shares were available to be issued.
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2024	6,179,510	$33.35
Granted	712,772	58.50
Exercised (a)	(1,702,392)	26.49
Forfeited or expired	(48,737)	46.64
Antidilution adjustment (b)	101,083	n/m
Outstanding at December 31, 2024	5,242,236	$38.23	3.6	$50,046
Unvested instruments expected to vest	2,890,792	$46.12	4.9	$8,400
Exercisable at December 31, 2024	2,351,444	$28.53	2.1	$41,645
___________________________________
n/m = not meaningful
(a)Includes 1,024,667 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in March 2024, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$28.25	$22.31	$21.17
Total intrinsic value of stock options exercised (amounts in thousands)	$51,074	$51,559	$8,682
The Company estimates the grant date fair value of stock option awards using the Black-Scholes model. The weighted- average assumptions used by the Company were as follows:

	Year Ended December 31,
	2024	2023	2022
Expected stock price volatility	62.1%	62.8%	60.8%
Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	4.2%	3.9%	2.1%
Expected dividend yield	2.1%	2.4%	2.2%
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
At December 31, 2024, unrecognized share-based compensation cost related to stock options was $34.9 million which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2024	422,684	$42.39
Granted	182,542	58.50
Vested	(69,041)	32.55
Nonvested at December 31, 2024	536,185	$49.14
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value per share	$58.50	$46.96	$47.32
Total fair value of shares vested (amounts in thousands)	$4,035	$5,554	$4,387
At December 31, 2024, unrecognized share-based compensation cost for restricted stock awards was $13.0 million which is expected to be recognized over a weighted-average period of 2.5 years.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Income (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating costs and expenses:
Casino	$220	$200	$163
Food and beverage	109	71	(8)
Room	161	120	83
Selling, general and administrative	30,455	19,282	17,277
Total share-based compensation expense	$30,945	$19,673	$17,515
13.    Write-downs and Other, Net
Write-downs and other, net include various charges and gains related to non-routine transactions, such as net gains or losses on asset disposals, demolition and other costs associated with the Company’s closed properties, development and preopening expenses, business innovation and technology enhancements, contract termination costs and other.
For the year ended December 31, 2024, write-downs and other, net was an expense of $6.7 million, primarily comprising business innovation development expenses of $3.5 million, development and preopening expenses of $1.3 million (including $5.8 million in refunds for previously expensed development costs) and loss on asset disposals of $1.2 million. For the year ended December 31, 2023, write-downs and other, net was an expense of $32.0 million, primarily comprising development and preopening expenses of $53.4 million, $10.1 million of demolition costs associated with the closed properties and $4.0 million in business innovation development expenses, partially offset by net gains on land sales of $38.6 million. For the year ended December 31, 2022, write-downs and other, net was a gain of $47.7 million, primarily comprising net gains on capital asset transactions of $79.0 million (including land sales of $76.3 million), partially offset by preopening expense of $3.7 million for Durango, $9.3 million of demolition costs associated with the closed properties, $9.2 million in business innovation development expenses and $6.7 million in artist performance agreement termination costs associated with a previously owned casino.
14.    Income Taxes
Red Rock is taxed as a corporation and is subject to corporate federal, state and local taxes on income allocated to it by Station Holdco based upon Red Rock’s economic interest held in Station Holdco. Station Holdco is treated as a pass-through partnership for income tax reporting purposes. Station Holdco’s members, including the Company, are liable for federal, state and local income taxes based on their share of Station Holdco’s pass-through taxable income.
Income Tax Expense (Benefit)
The components of income tax expense (benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$34,607	$7,095	$32,581
Deferred income taxes:
Federal	2,307	35,888	11,970
State and local	—	1	(21)
Total deferred income taxes	2,307	35,889	11,949
Total income tax expense	$36,914	$42,984	$44,530

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Expected U.S. federal income taxes at statutory rate	$68,923	$79,960	$91,326
Income attributable to noncontrolling interests	(28,821)	(33,972)	(38,828)
Change in valuation allowance	—	(322)	(3,077)
Other	(3,188)	(2,682)	(4,891)
Income tax expense	$36,914	$42,984	$44,530
The Company’s effective tax rate was 11.2%, 11.3% and 10.2% for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to income attributable to noncontrolling interests, for which the Company does not record income taxes. Additionally, the effective tax rate is impacted by the change in valuation allowance at each reporting period.
The components of deferred tax assets are as follows (amounts in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Interest expense carryforwards and other attributes	$21,807	$16,195
Investment in partnership	30,336	22,547
Payable pursuant to tax receivable agreement	4,290	4,639
Total deferred tax assets	$56,433	$43,381
As a result of the Company’s IPO in 2016 and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 743 of the Internal Revenue Code. In addition, the Company has recorded deferred tax assets related to tax attributes including net operating losses, interest limitations and capital losses. As of December 31, 2024, the Company had no material net operating loss carryforwards. As of December 31, 2024, the Company had $99.2 million of federal U.S. interest limitation carryforwards, which can be carried forward indefinitely. As of December 31, 2024, the Company had $4.2 million of federal U.S. capital loss carryforwards, which begin to expire in 2026.
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
Historically, the Company has recorded a valuation allowance on the portion of the deferred tax asset for its investment in Station Holdco that would not be realized unless the Company disposes of its investment in Station Holdco. As of each reporting date, the Company considers new evidence that could impact the assessment of the future realizability of the Company’s deferred tax assets. At December 31, 2024 and 2023, the Company recorded no valuation allowance against the Company’s deferred tax assets.
Uncertain Tax Positions
The Company recorded $1.8 million of unrecognized tax benefits as of December 31, 2024. The Company recorded interest of $0.2 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The Company did not record interest or penalties for unrecognized tax benefits for prior periods, as any recognition would have resulted in a reduction of its net operating loss or other tax attributes and would not have resulted in the underpayment of tax. The Company recognizes interest and penalties related to income taxes within the provision for income taxes. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. The Internal Revenue Service (“IRS”) has concluded its examination of Red Rock for the 2016 tax year and its examination of Station Holdco for the 2016 and 2017 tax years. The Company regularly assesses the likelihood of adverse outcomes resulting from any examinations to determine the adequacy of the Company’s provision for income taxes. The results of the 2016 and 2017 agreed audit adjustments were reflected as a reduction in carryforward net operating losses during the year ended December 31, 2021. During 2024, the Company came to a final agreement with the IRS on the 2017 federal tax year examination and made a deposit equal to what the Company expects to owe. No net liability remains on the balance sheet.
There are no other ongoing income tax audits as of December 31, 2024. For federal income tax purposes, the years 2021, 2022 and 2023 are subject to examination as the normal three-year statute of limitations would expire three years after the actual filing date of the returns.
The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,798	$1,798	$2,249
Adjustments for tax positions of prior years	—	—	(451)
Balance at end of year	$1,798	$1,798	$1,798
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
For the years ended December 31, 2024, 2023 and 2022, there were no exchanges of LLC Units and Class B common shares for Class A common stock. At December 31, 2024 and 2023, the Company’s liability under the TRA with respect to previously consummated transactions was $20.4 million and $22.1 million, respectively, which is due primarily to current and former executives of the Company or members of their respective family group. Of these amounts, $5.6 million is payable to Fertitta Family Entities. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units and Class B common shares for Class A common stock would be in addition to these amounts and are expected to be substantial.
15.     401(k) Plan
The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions, which are regulated under Section 401(k) of the Internal Revenue Code, and may also make after-tax contributions. The plan allows for a discretionary employer contribution for all employees who meet certain eligibility requirements, including a maximum annual salary threshold. Employer matching and discretionary contribution expense was $9.0 million, $8.8 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, which included discretionary contributions of $5.2 million, for each of the years ended December 31, 2024 and 2023 and $5.6 million for the year ended December 31, 2022.
16.    Earnings Per Share
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income, basic	$291,292	$337,776	$390,352
Less: net income attributable to noncontrolling interests, basic	(137,241)	(161,772)	(184,895)
Net income attributable to Red Rock, basic	154,051	176,004	$205,457
Effect of dilutive securities	108,420	127,800	146,067
Net income attributable to Red Rock, diluted	$262,471	$303,804	$351,524

	Year Ended December 31,
	2024	2023	2022
Weighted-average shares of Class A common stock outstanding, basic	59,025	57,875	58,976
Effect of dilutive securities	44,641	45,342	45,687
Weighted-average shares of Class A common stock outstanding, diluted	103,666	103,217	104,663
The calculation of diluted earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2024	2023	2022
Shares issuable upon exercise of stock options	1,845	2,257	1,208
Shares issuable upon vesting of restricted stock	87	149	104
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
17.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$7,827	$7,375	$4,633
Short-term lease cost	757	669	1,018
Variable lease cost	26,359	21,383	21,317
Total lease expense	$34,943	$29,427	$26,968

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	December 31,
	2024	2023
Operating lease right-of-use assets	$28,247	$30,464

Operating lease liabilities:
Current portion	$6,444	$6,137
Noncurrent portion	28,148	29,418
Total operating lease liabilities	$34,592	$35,555

Weighted-average remaining lease term - operating leases (years)	18.7	17.6
Weighted-average discount rate - operating leases	5.45%	5.34%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,239	$5,886	$3,922
Right-of use assets obtained in exchange for new lease liabilities:
Operating leases	$3,690	$2,522	$13,002
Future minimum lease payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2024 are as follows (amounts in thousands):

Year Ending December 31,
2025	$8,058
2026	6,641
2027	5,887
2028	4,121
2029	1,426
Thereafter	48,699
Total future lease payments	74,832
Less imputed interest	(40,240)
Total operating lease liabilities	$34,592
Lessor
For the years ended December 31, 2024, 2023 and 2022, revenue from tenant leases was $29.4 million, $25.3 million and $20.6 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Income.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2024, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 27 years. The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2024 (amounts in thousands):

Year Ending December 31,
2025	$9,443
2026	7,700
2027	5,202
2028	3,644
2029	2,716
Thereafter	8,118
$36,823
18.    Commitments and Contingencies
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
19.    Segments
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
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as its primary performance measure. The CODM uses Adjusted EBITDA to evaluate segment performance and make decisions about allocating resources.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Year ended December 31, 2024
	Las Vegas operations	Native American management	Total
Net revenues
Casino	$1,277,249	$—	$1,277,249
Food and beverage	360,388	—	360,388
Room	200,517	—	200,517
Other (a)	87,974	—	87,974
Segment net revenues	1,926,128	—	1,926,128
Corporate and other revenues (b)			12,883
Net revenues			$1,939,011
Less:
Payroll and related	531,878	—
Cost of sales (c)	94,284	—
Gaming taxes	98,271	—
Other segment expenses (d)	322,335	—
Segment Adjusted EBITDA	879,360	—	879,360
Corporate and other Adjusted EBITDA (e)			(83,460)
Adjusted EBITDA (f)			$795,900

Adjustments and other reconciling items
Depreciation and amortization			$187,112
Share-based compensation			30,945
Write-downs and other, net			6,705
Interest expense, net			228,804
Loss on extinguishment/modification of debt			14,402
Change in fair value of derivative instruments			(274)
Provision for income tax			36,914
Net income			$291,292

Total assets
Las Vegas operations			$3,282,609
Native American management			83,673
Corporate and other			679,249
			$4,045,531
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. Tenant lease revenue is accounted for under the lease accounting guidance. See Note 17.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2023
	Las Vegas operations	Native American management	Total
Net revenues
Casino	$1,132,154	$—	$1,132,154
Food and beverage	313,619	—	313,619
Room	183,103	—	183,103
Other (a)	81,075	—	81,075
Segment net revenues	1,709,951	—	1,709,951
Corporate and other revenues (b)			14,135
Net revenues			$1,724,086
Less:
Payroll and related	442,844	—
Cost of sales (c)	80,184	—
Gaming taxes	86,034	—
Other segment expenses (d)	282,069	—
Segment Adjusted EBITDA	818,820	—	818,820
Corporate and other Adjusted EBITDA (e)			(72,852)
Adjusted EBITDA (f)			$745,968

Adjustments and other reconciling items
Depreciation and amortization			$132,536
Share-based compensation			19,673
Write-downs and other, net			31,976
Interest expense, net			181,023
Provision for income tax			42,984
Net income			$337,776

Total assets
Las Vegas operations			$3,283,134
Native American management			47,879
Corporate and other			623,499
			$3,954,512
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. Tenant lease revenue is accounted for under the lease accounting guidance. See Note 17.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net and provision for income tax.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2022
	Las Vegas operations	Native American management	Total
Net revenues
Casino	$1,126,058	$—	$1,126,058
Food and beverage	283,067	—	283,067
Room	164,502	—	164,502
Other (a)	77,421	2,207	79,628
Segment net revenues	1,651,048	2,207	1,653,255
Corporate and other revenues (b)			10,531
Net revenues			$1,663,786
Less:
Payroll and related	419,224	—
Cost of sales (c)	80,480	—
Gaming taxes	84,544	—
Other segment expenses (d)	253,951	1,136
Segment Adjusted EBITDA	812,849	1,071	813,920
Corporate and other Adjusted EBITDA (e)			(70,042)
Adjusted EBITDA (f)			$743,878

Adjustments and other reconciling items
Depreciation and amortization			$128,368
Share-based compensation			17,515
Write-downs and other, net			(47,660)
Asset impairment			80,018
Interest expense, net			129,889
Provision for income tax			44,530
Other			866
Net income			$390,352
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. Tenant lease revenue is accounted for under the lease accounting guidance. See Note 17.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, demolition costs, preopening and development, business innovation and technology enhancements, contract termination costs and non-routine items), asset impairment, interest expense, net, provision for income tax and other, which includes losses from assets held for sale.
The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $283.9 million, $699.5 million and $328.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 21, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 21, 2025

ITEM 9B.OTHER INFORMATION
During the quarter ended December 31, 2024, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 and is incorporated herein by reference.
We have adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Securities Trading Policy, as currently in effect, is filed as Exhibit 19.1 to this Annual Report.
ITEM 11.EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024 and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024 and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
        Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
        Financial Statements:
    Consolidated Balance Sheets as of December 31, 2024 and 2023
    Consolidated Statements of Income — Years ended December 31, 2024, 2023 and 2022
    Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2024, 2023 and 2022
    Consolidated Statements of Cash Flows — Years ended December 31, 2024, 2023 and 2022
    Notes to Consolidated Financial Statements
    2.    Schedule II — Valuation and Qualifying Accounts
    We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	Balance at Beginning of Year	Additions (deductions)	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2024	$—	$—	$—
2023	1,746	(1,746)	—
2022	4,823	(3,077)	1,746

    3.    Exhibits

Exhibit Number	Exhibit Description
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
4.5Indenture dated as of March 14, 2024, among Station Casinos LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2024.)
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
10.7Employment Agreement Amendment Letter, dated as of March 5, 2022, among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.8Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Lorenzo J. Fertitta. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.9Employment Agreement, dated as of March 3, 2022, among Red Rock Resorts, Inc., Station Casinos LLC and Scott Kreeger. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 9, 2022.)†
10.10Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cootey. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†
10.11Employment Agreement Amendment Letter, dated as of March 5, 2022 among Red Rock Resorts, Inc., Station Casinos LLC and Jeffrey T. Welch. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.)†

10.12Employment Agreement, dated as of May 2, 2024, among Red Rock Resorts, Inc., Station Casinos LLC and Kord Nichols (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024.)†
10.13Amended and Restated Credit Agreement dated as of March 14, 2024 among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2024.)
10.14First Amendment to Amended and Restated Credit Agreement dated as of December 18, 2024 among Station Casinos LLC, the guarantor subsidiaries party thereto, Red Rock Resorts, Inc., Station Holdco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2024.)
10.15Red Rock Resorts, Inc. Amended and Restated 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Company on June 14, 2019 (File No. 333-232108).)†
10.16Non-Qualified Stock Option Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
10.17Restricted Stock Award Agreement pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on February 12, 2016 (File No. 333-207397).)†
14.1Red Rock Resorts, Inc. Code of Business Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed February 21, 2024.)
19.1    Red Rock Resorts, Inc. Securities Trading Policy
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
31.1Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1    Red Rock Resorts, Inc. Clawback Policy. (Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 21, 2024.)
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

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 21, 2025		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2025
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 21, 2025
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2025
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 21, 2025
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 21, 2025
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 21, 2025
Robert E. Lewis