Form 10-Q
period 2025-03-31
Red Rock Resorts, Inc.
filed 2025-05-08
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2025
Class A Common Stock, $0.01 par value	60,092,344
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,634	$164,383
Receivables, net	68,909	64,380
Inventories	16,313	16,409
Prepaid gaming tax	28,234	27,672
Prepaid expenses and other current assets	27,773	22,520
Total current assets	291,863	295,364
Property and equipment, net of accumulated depreciation of $1,494,807 and $1,450,720 at March 31, 2025 and December 31, 2024, respectively	2,804,603	2,781,915
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $21,767 and $21,372 at March 31, 2025 and December 31, 2024, respectively	80,833	81,228
Land held for development	467,756	467,756
Native American development costs	102,259	81,673
Deferred tax asset, net	56,443	56,433
Other assets, net	86,520	85,486
Total assets	$4,085,953	$4,045,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,569	$31,813
Accrued interest payable	13,607	27,384
Other accrued liabilities	206,789	210,445
Income tax payable	14,066	1,293
Current portion of payable pursuant to tax receivable agreement	994	1,354
Current portion of long-term debt	52,597	52,913
Total current liabilities	315,622	325,202
Long-term debt, less current portion	3,341,932	3,354,567
Other long-term liabilities	40,711	39,854
Payable pursuant to tax receivable agreement, less current portion	18,080	19,075
Total liabilities	3,716,345	3,738,698
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 60,092,344 and 59,633,380 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	601	596
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	20,916	18,635
Retained earnings	225,553	195,834
Total Red Rock Resorts, Inc. stockholders’ equity	247,071	215,066
Noncontrolling interest	122,537	91,767
Total stockholders’ equity	369,608	306,833
Total liabilities and stockholders’ equity	$4,085,953	$4,045,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Casino	$333,245	$316,854
Food and beverage	89,272	93,278
Room	50,170	52,888
Other	25,174	25,877
Net revenues	497,861	488,897
Operating costs and expenses:
Casino	89,413	84,969
Food and beverage	73,761	73,447
Room	15,989	15,871
Other	7,243	7,267
Selling, general and administrative	104,711	104,805
Depreciation and amortization	48,331	44,873
Write-downs and other, net	4,060	2,141
	343,508	333,373
Operating income	154,353	155,524
Earnings from joint ventures	712	723
Operating income and earnings from joint ventures	155,065	156,247
Other expense:
Interest expense, net	(51,110)	(57,201)
Loss on extinguishment/modification of debt	—	(14,402)
Change in fair value of derivative instruments	(5,194)	—
	(56,304)	(71,603)
Income before income tax	98,761	84,644
Provision for income tax	(12,811)	(6,273)
Net income	85,950	78,371
Less: net income attributable to noncontrolling interests	41,201	35,536
Net income attributable to Red Rock Resorts, Inc.	$44,749	$42,835

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.76	$0.73
Earnings per share of Class A common stock, diluted	$0.75	$0.68
Weighted-average common shares outstanding:
Basic	59,203	58,783
Diluted	103,393	103,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833
Net income	—	—	—	—	—	44,749	41,201	85,950
Share-based compensation	—	—	—	—	7,755	—	—	7,755
Distributions	—	—	—	—	—	—	(11,496)	(11,496)
Dividends	—	—	—	—	—	(15,030)	—	(15,030)
Stock option exercises and issuance of restricted stock, net	504	5	—	—	(5)	—	—	—
Withholding tax on share-based compensation	(45)	—	—	—	(4,404)	—	—	(4,404)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,065)	—	1,065	—
Balances, March 31, 2025	60,092	$601	45,986	$1	$20,916	$225,553	$122,537	$369,608

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	42,835	35,536	78,371
Share-based compensation	—	—	—	—	5,995	—	—	5,995
Distributions	—	—	—	—	—	—	(57,482)	(57,482)
Dividends	—	—	—	—	—	(74,418)	—	(74,418)
Stock option exercises and issuance of restricted stock, net	761	7	—	—	(7)	—	—	—
Withholding tax on share-based compensation	(17)	—	—	—	(10,875)	—	—	(10,875)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	2,869	—	(2,869)	—
Balances, March 31, 2024	59,610	$596	45,986	$1	$5,327	$129,321	$50,233	$185,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$85,950	$78,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,331	44,873
Write-downs and other, net	118	37
Amortization of debt discount and debt issuance costs	1,750	2,290
Share-based compensation	7,624	5,875
Loss on extinguishment/modification of debt	—	4,430
Change in fair value of derivative instruments	5,194	—
Deferred income tax	(10)	(10)
Changes in assets and liabilities:
Receivables, net	(4,529)	(665)
Inventories and prepaid expenses	(6,264)	(7,936)
Accounts payable	(698)	(6,141)
Accrued interest payable	(13,777)	4,487
Income tax payable/receivable	12,773	6,235
Other accrued liabilities	(8,735)	(6,124)
Other, net	(1,500)	739
Net cash provided by operating activities	126,227	126,461
Cash flows from investing activities:
Capital expenditures, net of related payables	(68,228)	(98,082)
Native American development costs	(24,173)	(1,100)
Other, net	(129)	(813)
Net cash used in investing activities	(92,530)	(99,995)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	70,000	1,915,853
Payments under credit agreements with original maturity dates greater than three months	(83,925)	(2,284,327)
Proceeds from issuance of 6.625% Senior Notes	—	500,000
Payment of debt issuance costs	—	(21,467)
Distributions to noncontrolling interests	(11,496)	(57,482)
Withholding tax on share-based compensation	(4,404)	(10,875)
Dividends paid	(15,950)	(74,085)
Payments on tax receivable agreement liability	(1,355)	(1,662)
Other, net	(316)	(302)
Net cash used in financing activities	(47,446)	(34,347)
Decrease in cash and cash equivalents	(13,749)	(7,881)
Balance, beginning of period	164,383	137,586
Balance, end of period	$150,634	$129,705
Supplemental cash flow disclosures:
Cash paid for interest, net of $140 and $0 capitalized, respectively	$63,168	$50,441
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$33,749	$36,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming facilities and 12 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2025, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The ASU is intended to provide more transparency into income tax information through improvements to income tax disclosures, primarily rate reconciliation and income taxes paid. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Amendments should be applied on a prospective basis. The Company does not anticipate that this ASU will have a material impact on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU is intended to improve disclosure of expenses and requires disclosure of specific expenses included in the expense captions presented on the face of the income statement, as well as selling expenses. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The guidance can be applied prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the guidance and its impact on the financial statements.
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
The ownership of the LLC Units is summarized as follows:

	March 31, 2025		December 31, 2024
	Units	Ownership %	Units	Ownership %
Red Rock	64,421,344	58.3%	63,929,318	58.2%
Noncontrolling interest holders	45,985,804	41.7%	45,985,804	41.8%
Total	110,407,148	100.0%	109,915,122	100.0%

The Company uses monthly weighted-average LLC Unit ownership to calculate the pretax income or loss of Station Holdco attributable to Red Rock and the noncontrolling interest holders. Station Holdco equity attributable to Red Rock and the noncontrolling interest holders is rebalanced, as needed, to reflect LLC Unit ownership at period end.
3.    Native American Development
The Company, the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California and the North Fork Rancheria Economic Development Authority (the “Authority”) have entered into a Third Amended and Restated Management Agreement (the “Management Agreement”) and a Third Amended and Restated Development Agreement (the “Development Agreement”), each dated as of November 7, 2023. Pursuant to the Development Agreement, the Company has assisted and will assist the Mono and the Authority in developing a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. Pursuant to the Management Agreement, the Company will assist the Mono and the Authority in operating the North Fork Project. The Company purchased a 305-acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site. As of January 5, 2024, Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”).
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 42 table games and several restaurants. Total costs of the project are expected to be approximately $750 million which includes all design costs, construction costs, preopening expenses and financing and development fees. In September 2024, construction commenced on the site of the North Fork Project. The Company currently estimates that the North Fork Project will be completed and opened for business in mid-2026.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Through March 31, 2025, the Company has paid approximately $117.4 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation and construction. The carrying amount of the reimbursable advances was reduced by $15.1 million to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2025, the carrying amount of the advances was $102.3 million. Under the terms of the Development Agreement, the Company agreed to arrange and, effective as of April 4, 2025, has arranged the financing for the ongoing development costs and construction of the facility. In connection with the financing, $110.5 million of the Company’s reimbursable advances to the Mono were repaid from the initial drawdown of term loans under the financing, and the Company entered into a completion guaranty and a subordination agreement in favor of the financing parties and released its existing security interests in the assets of the North Fork Project. After giving effect to the repayment of the advances in connection with the financing, the Company expects the carrying amount of the advances will be reduced to zero. Beginning in April 2025 repayments for any additional advances are expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In connection with the closing of the financing and in accordance with the Company’s accounting policy, the Company expects to recognize a gain on Native American development of $8.2 million, representing the excess of the $110.5 million proceeds over the net carrying amount of the advances.
In addition to the reimbursable advances, the Company expects to receive a development fee of 4% of the costs of construction for its development services, which will be paid on or after the commencement of gaming operations at the facility. The proposed management agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The Management Agreement has a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement.
While the Company believes that the North Fork Project will be successfully completed and opened, developments of this nature are inherently uncertain and there can be no assurance that the North Fork Project will be successfully completed, that the cash flows from the North Fork Project will be sufficient to repay the advances and accrued interest thereon, or that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$24,331	$27,855
Advance deposits and future wagers	19,172	20,231
Rewards program liability	11,535	11,546
Other accrued liabilities:
Construction payables and equipment purchase accruals	38,818	33,282
Accrued payroll and related	40,520	44,166
Accrued gaming and related	35,607	35,410
Operating lease liabilities, current portion	6,472	6,444
Other	30,334	31,511
	$206,789	$210,445
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2025	December 31, 2024
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (6.33% and 6.38% at March 31, 2025 and December 31, 2024, respectively), net of unamortized discount and deferred costs of $19.9 million and $20.6 million at March 31, 2025 and December 31, 2024, respectively	$1,534,358	$1,537,591
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.82% and 5.86% at March 31, 2025 and December 31, 2024, respectively)	145,000	155,000
6.625% Senior Notes due March 14, 2032, net of unamortized deferred issuance costs of $6.0 million and $6.2 million at March 31, 2025 and December 31, 2024, respectively	493,977	493,810
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.3 million and $4.5 million at March 31, 2025 and December 31, 2024, respectively	495,675	495,537
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $3.3 million and $3.6 million at March 31, 2025 and December 31, 2024, respectively	687,449	687,178
Other long-term debt, weighted-average interest of 3.88% at March 31, 2025 and December 31, 2024, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at December 31, 2024	38,070	38,364
Total long-term debt	3,394,529	3,407,480
Current portion of long-term debt	(52,597)	(52,913)
Total long-term debt, net	$3,341,932	$3,354,567
Credit Facility
On March 14, 2024, Station LLC incurred (i) a senior secured term “B” loan facility in an aggregate principal amount of $1.57 billion (the “Term Loan B Facility”) and (ii) a senior secured revolving credit facility with a borrowing capacity of up to $1.1 billion (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Credit Facility”). The Revolving Credit Facility will mature on March 14, 2029 and the Term Loan B Facility will mature on March 14, 2031. As last amended in December 2024, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) plus 2.00% or base rate plus 1.00%. As last amended in March 2024, the Revolving Credit Facility bears interest at a rate per annum, at Station LLC’s option, equal to either Term SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated senior secured net leverage ratio.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at March 31, 2025.
Revolving Credit Facility
At March 31, 2025, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $907.5 million, which was net of $145.0 million in outstanding borrowings and $47.5 million in outstanding letters of credit and similar obligations.
Senior Notes
On March 14, 2024, Station LLC issued $500.0 million in aggregate principal amount of 6.625% senior notes due 2032 (the “6.625% Senior Notes”) pursuant to an indenture dated as of March 14, 2024, among Station LLC, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. In November 2021, Station LLC issued $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2031, (the “4.625% Senior Notes”) pursuant to an indenture dated as of November 26, 2021, among Station LLC, the guarantors party thereto and Computershare Trust Company, National Association, as trustee. In February 2020, Station LLC issued $750.0 million in aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) pursuant to an indenture dated as of February 7, 2020, among Station LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. A description of the 6.625% Senior Notes, the 4.625% Senior Notes and the 4.50% Senior Notes is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At March 31, 2025, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $5.3 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	March 31, 2025	December 31, 2024	Level of Fair Value Hierarchy
Assets
Interest rate collars	Other current assets	$—	$164	Level 2 – Significant unobservable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$419	$127	Level 2 – Significant unobservable inputs
Interest rate collars	Other long-term liabilities	$4,741	$3	Level 2 – Significant unobservable inputs
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2025	December 31, 2024
Aggregate fair value	$3,281	$3,371
Aggregate carrying amount	3,395	3,407
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
Net Income Attributable to Red Rock Resorts, Inc. and Transfers(to) from Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity (to) from net income and transfers (to) from noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Red Rock Resorts, Inc.	$44,749	$42,835
Transfers (to) from noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(1,065)	2,869
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$43,684	$45,704

Dividends and Distributions
During each of the three-month periods ended March 31, 2025 and 2024, the Company declared and paid quarterly cash dividends of $0.25 per share of Class A common stock, which included $2.3 million and $2.1 million, respectively, paid to Fertitta Family Entities.
Prior to the quarterly cash dividend payments, during each of the three months ended March 31, 2025 and 2024, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million, which included $11.3 million paid to Fertitta Family Entities.
On May 1, 2025, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of June 16, 2025 to be paid on June 30, 2025, of which $2.3 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, of which $11.3 million is expected to be paid to Fertitta Family Entities.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Special Dividends
On May 1, 2025, the Company announced that it would pay a special cash dividend of $1.00 per share of Class A common stock to shareholders of record as of May 14, 2025, to be paid on May 21, 2025, of which $9.1 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit, of which $45.4 million is expected to be paid to Fertitta Family Entities.
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
Equity Repurchase Program
On May 2, 2024, the Company’s board of directors authorized the extension of the $600 million equity repurchase program for repurchases of Class A common stock through December 31, 2025. The Company made no repurchases during the three months ended March 31, 2025 and 2024 under the program. At March 31, 2025, the remaining amount authorized for repurchase under the program was $309.0 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 23.8 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.2 million shares were available for issuance at March 31, 2025.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2025	536,185	$49.14	5,242,236	$38.23
Activity during the period:
Granted	414,224	52.10	1,191,516	52.10
Vested/exercised (a)	(156,830)	41.49	(325,735)	30.12
Outstanding at March 31, 2025	793,579	$52.20	6,108,017	$41.37
_______________________________________________________________
(a)Stock options exercised included 235,906 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
The Company recognized share-based compensation expense of $7.6 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unrecognized share-based compensation cost was $92.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
The Company’s effective tax rate for the three months ended March 31, 2025 was 13.0%, as compared to 7.4% for the three months ended March 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2025 differs from

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax adjustments.
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
Under the 2017 U.S. federal tax year examination, the Internal Revenue Service (“IRS”) previously issued a Notice of Proposed Adjustment in relation to the 2017 land lease deduction. During 2024, the Company came to a final agreement with the IRS on the 2017 federal tax year examination and made a deposit equal to the amount the Company expects to owe. No net liability remains on the balance sheet.
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
At March 31, 2025 and December 31, 2024, the Company’s liability under the TRA was $19.1 million and $20.4 million, respectively, of which $5.2 million and $5.6 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the three months ended March 31, 2025 or 2024. During the three months ended March 31, 2025 the Company made payments on the TRA liability of $1.4 million and expects to pay $1.0 million of the TRA liability within the next twelve months.
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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$85,950	$78,371
Less: net income attributable to noncontrolling interests	(41,201)	(35,536)
Net income attributable to Red Rock, basic	44,749	42,835
Effect of dilutive securities	32,549	28,074
Net income attributable to Red Rock, diluted	$77,298	$70,909

	Three Months Ended March 31,
	2025	2024
Weighted average shares of Class A common stock outstanding, basic	59,203	58,783
Effect of dilutive securities	44,190	44,945
Weighted average shares of Class A common stock outstanding, diluted	103,393	103,728

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at March 31, 2025 and 2024, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	2,936	2,173
Unvested restricted shares of Class A common stock	501	173
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
13.    Segments
The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as an individual operating segment. The Company aggregates all of its Las Vegas properties into one reportable segment because all of the properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment. There was no Native American operations in the current or prior year periods.
The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as its primary performance measure. The CODM uses Adjusted EBITDA to evaluate segment performance and make decisions about allocating resources.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Three Months Ended March 31, 2025
	Las Vegas operations	Native American management	Total
Net revenues
Casino	$333,245	$—	$333,245
Food and beverage	89,272	—	89,272
Room	50,170	—	50,170
Other (a)	22,266	—	22,266
Segment net revenues	494,953	—	494,953
Corporate and other revenues (b)			2,908
Net revenues			$497,861
Less:
Payroll and related	133,464	—
Cost of sales (c)	23,471	—
Gaming taxes	25,477	—
Other segment expenses (d)	76,641	—
Segment Adjusted EBITDA	235,900	—	235,900
Corporate and other Adjusted EBITDA (e)			(20,820)
Adjusted EBITDA (f)			$215,080

Adjustments and other reconciling items
Depreciation and amortization			$48,331
Share-based compensation			7,624
Write-downs and other, net			4,060
Interest expense, net			51,110
Change in fair value of derivative instruments			5,194
Provision for income tax			12,811
Net income			$85,950

			March 31, 2025
Total assets
Las Vegas operations			$3,309,794
Native American management			104,259
Corporate and other			671,900
			$4,085,953
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended March 31, 2025, tenant lease revenue was $7.5 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, change in fair value of derivative instruments and provision for income tax.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31, 2024
	Las Vegas operations	Native American management	Total
Net revenues
Casino	$316,854	$—	$316,854
Food and beverage	93,278	—	93,278
Room	52,888	—	52,888
Other (a)	22,547	—	22,547
Segment net revenues	485,567	—	485,567
Corporate and other revenues (b)			3,330
Net revenues			$488,897
Less:
Payroll and related	130,330	—
Cost of sales (c)	23,705	—
Gaming taxes	24,371	—
Other segment expenses (d)	77,402	—
Segment Adjusted EBITDA	229,759	—	229,759
Corporate and other Adjusted EBITDA (e)			(20,623)
Adjusted EBITDA (f)			$209,136

Adjustments and other reconciling items
Depreciation and amortization			$44,873
Share-based compensation			5,875
Write-downs and other, net			2,141
Interest expense, net			57,201
Loss on extinguishment/modification of debt			14,402
Provision for income tax			6,273
Net income			$78,371

			December 31, 2024
Total assets
Las Vegas operations			$3,282,609
Native American management			83,673
Corporate and other			679,249
			$4,045,531
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended March 31, 2024, tenant lease revenue was $7.7 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, loss on extinguishment/modification of debt and provision for income tax.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of the Financial Condition and Results of Operations (the “MD&A”) of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 12 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2025, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In March 2025, the unemployment rate in the Las Vegas metropolitan area was 5.6% as compared to 5.1% in March 2024. Statewide, the unemployment rate for March 2025 was 5.7% as compared to 5.1% in March 2024. In March 2025, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $485,000, up 4.3% from $465,000 in March 2024. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment or housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including strong carded slot play, strong customer engagement and robust spend per visit across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive consistent operating results in 2025. However, we cannot predict whether these trends will continue, nor can we predict the extent to which impacts of inflation and other economic uncertainties may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2025	2024
Net revenues	$497,861	$488,897	1.8%
Operating income	154,353	155,524	(0.8)%

Casino revenues	333,245	316,854	5.2%
Casino expenses	89,413	84,969	5.2%
Margin	73.2%	73.2%

Food and beverage revenues	89,272	93,278	(4.3)%
Food and beverage expenses	73,761	73,447	0.4%
Margin	17.4%	21.3%

Room revenues	50,170	52,888	(5.1)%
Room expenses	15,989	15,871	0.7%
Margin	68.1%	70.0%

Other revenues	25,174	25,877	(2.7)%
Other expenses	7,243	7,267	(0.3)%

Selling, general and administrative expenses	104,711	104,805	(0.1)%
Percent of net revenues	21.0%	21.4%

Depreciation and amortization	48,331	44,873	7.7%
Write-downs and other, net	4,060	2,141	n/m
Interest expense, net	51,110	57,201	(10.6)%
Loss on extinguishment/modification of debt	—	14,402	n/m
Change in fair value of derivative instruments	5,194	—	n/m
Net income attributable to noncontrolling interests	41,201	35,536	15.9%
Provision for income tax	12,811	6,273	104.2%
Net income attributable to Red Rock	44,749	42,835	4.5%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. There was no Native American operations in the current or prior year periods. The results of operations for our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended March 31, 2025 increased by $9.0 million to $497.9 million, as compared to $488.9 million for the prior year period. For the three months ended March 31, 2025, our casino revenue increased by 5.2%, while our food and beverage, room and other revenues decreased by 4.3%, 5.1% and 2.7%, respectively, as compared to the same period in 2024.

Operating Income. For the three months ended March 31, 2025, our operating income was $154.4 million compared to $155.5 million for the prior year period. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues increased by 5.2% for the three months ended March 31, 2025 as compared to the prior year period. For the three months ended March 31, 2025 as compared to the prior year period, our table games drop and slot handle increased by 4.2% and 2.0%, respectively, while our race and sports write was consistent. For the three months ended March 31, 2025 our table games hold increased 1.5%, while our slot hold and race and sports hold were both consistent, all as compared to the prior year period. Casino expenses increased by 5.2% for the three months ended March 31, 2025 as compared to the prior year period, commensurate with the increased casino volume and included higher gaming taxes and employee-related costs.
Food and Beverage. Food and beverage includes revenue and expenses from our restaurants, bars and catering. For the three months ended March 31, 2025, food and beverage revenue decreased by 4.3% as compared to the same period in the prior year primarily due to a decrease in catering business. For the three months ended March 31, 2025, the number of restaurant guests served increased by 4.5% while the average guest check decreased by 2.9% as compared to the prior year period. Food and beverage expenses for three months ended March 31, 2025 were in line with the prior year period.
Room.  For the three months ended March 31, 2025, room revenues decreased by 5.1% as compared to the prior year period. Room expenses for the three months ended March 31, 2025 were in line with the prior year period.
Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2025	2024
Occupancy	90.4%	88.0%
Average daily rate	$201.59	$216.69
Revenue per available room	$182.33	$190.57
For the three months ended March 31, 2025, our ADR and revenue per available room decreased by 7.0% and 4.3%, respectively, as compared to the prior year period. The decrease in ADR drove our occupancy rate to improve by 2.4 percentage points as compared to the prior year period.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. Other revenues and other expenses decreased slightly for the three months ended March 31, 2025 as compared to the prior year period.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2025, SG&A expenses and SG&A as a percentage of net revenues were both in line with the prior year period. Management continues to focus on operational discipline and opportunities for improved efficiency.
Depreciation and Amortization.  For the three months ended March 31, 2025, depreciation and amortization expense increased by 7.7% as compared the prior year period due to new assets placed in service.
Write-downs and Other, net. For the three months ended March 31, 2025, write-downs and other, net totaled $4.1 million, comprising development and preopening and other non-routine expenses. For the three months ended March 31, 2024, write-downs and other, net totaled $2.1 million, primarily comprising development and preopening expenses and business innovation development expenses.
Interest Expense, net.  Interest expense, net decreased to $51.1 million for the three months ended March 31, 2025, as compared to $57.2 million, for the same period in 2024. The decrease in interest expense was primarily due to a decrease in borrowings for the current year period. Additional information about our long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Change in Fair Value of Derivative Instruments. For the three months ended March 31, 2025, we recognized net losses of $5.2 million in change in the fair value of our interest rate collars. The losses were primarily due to downward movements in the forward interest rate curve.
Provision for Income Tax. For the three months ended March 31, 2025, we recognized a provision for income tax of $12.8 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 13.0% for the three months ended March 31, 2025 was less than the statutory rate. We recognized income tax expense of $6.3 million for the three months ended March 31, 2024.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2025 and 2024 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2025 and 2024 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American management segment includes our Native American management arrangements. There was no Native American operations in the current or prior year periods.

	Three Months Ended March 31,
	2025	2024
Net revenues
Las Vegas operations	$494,953	$485,567
Corporate and other	2,908	3,330
Net revenues	$497,861	$488,897

Net income	$85,950	$78,371
Adjustments
Depreciation and amortization	48,331	44,873
Share-based compensation	7,624	5,875
Write-downs and other, net	4,060	2,141
Interest expense, net	51,110	57,201
Loss on extinguishment/modification of debt	—	14,402
Change in fair value of derivative instruments	5,194	—
Provision for income tax	12,811	6,273
Adjusted EBITDA	$215,080	$209,136

Adjusted EBITDA
Las Vegas operations	$235,900	$229,759
Corporate and other	(20,820)	(20,623)
Adjusted EBITDA	$215,080	$209,136

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three months ended March 31, 2025 and 2024 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments and provision for income tax.
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
At March 31, 2025, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $5.6 million, $56.4 million of deferred tax assets, net, and a $52.3 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $19.1 million liability under the TRA, of which $1.0 million is expected to be paid in the next twelve months, $14.1 million in income tax payable and $3.5 million of other liabilities. The Holding Company’s $52.3 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2024, the Holding Company had cash of $4.2 million, $56.4 million of deferred tax assets, net, and a $53.9 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.4 million was current, $1.3 million in income tax payable and $4.2 million of other liabilities.
For the three months ended March 31, 2025 and 2024, the difference between the statement of income for Station LLC and its consolidated subsidiaries and that of the Holding Company is primarily due to the provision for income taxes, resulting in net losses of $12.1 million and $5.8 million, respectively, for the Holding Company.
Liquidity and Capital Resources
The following financial condition, capital resources and liquidity discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and issuances of debt and equity, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
At March 31, 2025, we had $150.6 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the credit facility. At March 31, 2025, Station LLC’s borrowing availability under the Revolving Credit Facility was $907.5 million, which was net of $145.0 million in outstanding borrowings and $47.5 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2025 include (i) approximately $307 million to $357 million for capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $48.7 million and $150.2 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $60.1 million to be paid in May 2025 and approximately $15.0 million to be paid in June 2025, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $46.0 million to be paid in May 2025, approximately $11.5 million to be paid in June 2025 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
On April 4, 2025, we received a partial repayment of $110.5 million on our advances and related accrued interest for the North Fork Project. The repayment was funded from the initial drawdown of term loans under the Mono’s $750 million credit facility for the project, which we assisted the tribe in obtaining pursuant to the Development Agreement. Repayment of the remaining amounts due on the advances are expected come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both.
On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. Our board of directors has authorized $600.0 million for repurchases of Class A common stock under our equity repurchase program. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. We made no repurchases of Class A common stock during the three months ended March 31, 2025 under the program. At March 31, 2025, we had $309.0 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$126,227	$126,461
Investing activities	(92,530)	(99,995)
Financing activities	(47,446)	(34,347)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest and income tax payments, and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations.
For the three months ended March 31, 2025, net cash provided by operating activities was $126.2 million as compared to $126.5 million for the prior year period. Cash flows from operating activities for the three months ended March 31, 2025 and 2024 included $63.2 million and $50.4 million in interest payments, respectively, as well as normal fluctuations in working capital. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the three months ended March 31, 2025 and 2024, cash paid for capital expenditures totaled $68.2 million and $98.1 million, respectively. Capital expenditures for the three months ended March 31, 2025 and 2024 were primarily related to various renovation and expansion projects. Cash paid for Native American development costs related to the North Fork Project totaled $24.2 million and $1.1 million for three months ended March 31, 2025 and 2024, respectively.

Cash Flows from Financing Activities
During the three months ended March 31, 2025, we paid $16.0 million in dividends to Class A common stockholders and $11.5 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $4.4 million related to tax withholding on share-based compensation. In addition we reduced our outstanding indebtedness by $13.9 million.
During the three months ended March 31, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the new Term B Facility and borrowed $200.0 million under the new Revolving Credit Facility. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $21.5 million in debt issuance costs. In addition, we paid $74.1 million in dividends to Class A common stockholders and $57.5 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $10.9 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of March 31, 2025, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At March 31, 2025, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At March 31, 2025, we had outstanding letters of credit and similar obligations totaling $47.5 million.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 3 to the Condensed Consolidated Financial Statements for additional information.
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

Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2025.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. In April 2024, we entered into two zero cost interest rate collars to manage our exposure to interest rate risk. See Note 6 to the Condensed Consolidated Financial Statements for additional information. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we repurchased shares of Class A common stock which were withheld in satisfaction of tax withholding obligations on vested restricted stock. The following table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of 2025.

Period	Total number of shares purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
January 1 to January 31, 2025	—	$—	—	$308,970,496
February 1 to February 28, 2025	13,872	52.77	—	$308,970,496
March 1 to March 31, 2025	31,217	46.52	—	$308,970,496
Total	45,089	$48.44	—	$308,970,496
_______________________________________________________________
(1)    Excludes commissions.
(2)    In February 2019, we announced that our board of directors had approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On August 4, 2022, our board of directors increased the authorization for repurchases of Class A common stock under the program by $300 million, resulting in total repurchase authorization of $600 million. On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. At March 31, 2025, the remaining amount authorized for repurchases under the program was $309.0 million.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.
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

RED ROCK RESORTS, INC., Registrant

Date:	May 8, 2025	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)