Form 10-Q
period 2025-06-30
Red Rock Resorts, Inc.
filed 2025-08-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Class A Common Stock, $0.01 par value	59,505,818
Class B Common Stock, $0.00001 par value	45,985,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,201	$164,383
Receivables, net	68,186	64,380
Inventories	15,924	16,409
Prepaid gaming tax	32,366	27,672
Prepaid expenses and other current assets	25,215	22,520
Total current assets	286,892	295,364
Property and equipment, net of accumulated depreciation of $1,508,211 and $1,450,720 at June 30, 2025 and December 31, 2024, respectively	2,841,613	2,781,915
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $22,162 and $21,372 at June 30, 2025 and December 31, 2024, respectively	80,438	81,228
Land held for development	469,395	467,756
Native American development costs	—	81,673
Deferred tax asset, net	56,454	56,433
Other assets, net	101,974	85,486
Total assets	$4,032,442	$4,045,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,532	$31,813
Accrued interest payable	23,793	27,384
Other accrued liabilities	220,179	210,445
Income tax payable	9,651	1,293
Current portion of payable pursuant to tax receivable agreement	994	1,354
Current portion of long-term debt	52,252	52,913
Total current liabilities	322,401	325,202
Long-term debt, less current portion	3,349,294	3,354,567
Other long-term liabilities	45,613	39,854
Payable pursuant to tax receivable agreement, less current portion	18,080	19,075
Total liabilities	3,735,388	3,738,698
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,458,770 and 59,633,380 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	595	596
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,985,804 shares issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	—	18,635
Retained earnings	202,804	195,834
Total Red Rock Resorts, Inc. stockholders’ equity	203,400	215,066
Noncontrolling interest	93,654	91,767
Total stockholders’ equity	297,054	306,833
Total liabilities and stockholders’ equity	$4,032,442	$4,045,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Casino	$344,796	$319,629	$678,041	$636,483
Food and beverage	94,374	91,718	183,646	184,996
Room	51,187	50,142	101,357	103,030
Development fees	10,008	—	10,008	—
Other	25,908	24,914	51,082	50,791
Net revenues	526,273	486,403	1,024,134	975,300
Operating costs and expenses:
Casino	93,862	87,853	183,275	172,822
Food and beverage	75,894	74,267	149,655	147,714
Room	15,941	16,075	31,930	31,946
Other	8,519	7,760	15,762	15,027
Selling, general and administrative	112,031	111,318	216,742	216,123
Depreciation and amortization	47,988	46,703	96,319	91,576
Write-downs and other, net	4,010	2,193	8,070	4,334
	358,245	346,169	701,753	679,542
Operating income	168,028	140,234	322,381	295,758
Earnings from joint ventures	610	721	1,322	1,444
Operating income and earnings from joint ventures	168,638	140,955	323,703	297,202
Other expense:
Interest expense, net	(50,632)	(57,434)	(101,742)	(114,635)
Loss on extinguishment/modification of debt	—	—	—	(14,402)
Change in fair value of derivative instruments	(2,305)	(1,923)	(7,499)	(1,923)
Gain on Native American development	8,476	—	8,476	—
	(44,461)	(59,357)	(100,765)	(130,960)
Income before income tax	124,177	81,598	222,938	166,242
Provision for income tax	(15,924)	(11,788)	(28,735)	(18,061)
Net income	108,253	69,810	194,203	148,181
Less: net income attributable to noncontrolling interests	51,849	34,134	93,050	69,670
Net income attributable to Red Rock Resorts, Inc.	$56,404	$35,676	$101,153	$78,511

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.96	$0.60	$1.71	$1.33
Earnings per share of Class A common stock, diluted	$0.95	$0.59	$1.69	$1.29
Weighted-average common shares outstanding:
Basic	58,960	59,069	59,081	58,935
Diluted	102,730	60,748	103,060	103,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2025	60,092	$601	45,986	$1	$20,916	$225,553	$122,537	$369,608
Net income	—	—	—	—	—	56,404	51,849	108,253
Share-based compensation	—	—	—	—	8,844	—	—	8,844
Distributions	—	—	—	—	—	—	(83,434)	(83,434)
Dividends	—	—	—	—	—	(74,546)	—	(74,546)
Stock option exercises and issuance of restricted stock, net	39	—	—	—	—	—	—	—
Repurchase of Class A common stock	(672)	(6)	—	—	(26,242)	(4,607)	—	(30,855)
Withholding tax on share-based compensation	—	—	—	—	(816)	—	—	(816)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,702)	—	2,702	—
Balances, June 30, 2025	59,459	$595	45,986	$1	$—	$202,804	$93,654	$297,054

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2024	59,610	$596	45,986	$1	$5,327	$129,321	$50,233	$185,478
Net income	—	—	—	—	—	35,676	34,134	69,810
Share-based compensation	—	—	—	—	11,947	—	—	11,947
Distributions	—	—	—	—	—	—	(22,422)	(22,422)
Dividends	—	—	—	—	—	(14,905)	—	(14,905)
Stock option exercises and issuance of restricted stock, net	13	—	—	—	—	—	—	—
Repurchase of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Withholding tax on share-based compensation	—	—	—	—	(307)	—	—	(307)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(4,764)	—	4,764	—
Balances, June 30, 2024	59,548	$595	45,986	$1	$8,282	$150,092	$66,709	$225,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833
Net income	—	—	—	—	—	101,153	93,050	194,203
Share-based compensation	—	—	—	—	16,599	—	—	16,599
Distributions	—	—	—	—	—	—	(94,930)	(94,930)
Dividends	—	—	—	—	—	(89,576)	—	(89,576)
Stock option exercises and issuance of restricted stock, net	543	5	—	—	(5)	—	—	—
Repurchase of Class A common stock	(672)	(6)	—	—	(26,242)	(4,607)	—	(30,855)
Withholding tax on share-based compensation	(45)	—	—	—	(5,220)	—	—	(5,220)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,767)	—	3,767	—
Balances, June 30, 2025	59,459	$595	45,986	$1	$—	$202,804	$93,654	$297,054

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	78,511	69,670	148,181
Share-based compensation	—	—	—	—	17,942	—	—	17,942
Distributions	—	—	—	—	—	—	(79,904)	(79,904)
Dividends	—	—	—	—	—	(89,323)	—	(89,323)
Stock option exercises and issuance of restricted stock, net	774	7	—	—	(7)	—	—	—
Repurchases of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Withholding tax on share-based compensation	(17)	—	—	—	(11,182)	—	—	(11,182)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,895)	—	1,895	—
Balances, June 30, 2024	59,548	$595	45,986	$1	$8,282	$150,092	$66,709	$225,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$194,203	$148,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,319	91,576
Write-downs and other, net	181	216
Amortization of debt discount and debt issuance costs	3,519	3,961
Share-based compensation	16,347	17,681
Loss on extinguishment/modification of debt	—	3,092
Change in fair value of derivative instruments	7,499	1,923
Gain on Native American development	(8,476)	—
Deferred income tax	(21)	(7,591)
Changes in assets and liabilities:
Receivables, net	(3,806)	(3,843)
Inventories and prepaid expenses	(7,365)	(8,633)
Accounts payable	(2,225)	(2,796)
Accrued interest payable	(3,591)	20,067
Income tax payable/receivable	8,358	7,297
Other accrued liabilities	(4,558)	(2,375)
Other, net	(11,717)	247
Net cash provided by operating activities	284,667	269,003
Cash flows from investing activities:
Capital expenditures, net of related payables	(146,406)	(176,667)
Acquisition of land held for development	(1,639)	(1,944)
Proceeds from repayment of Native American development costs	110,500	—
Native American development costs	(34,518)	(4,986)
Other, net	(398)	(1,475)
Net cash used in investing activities	(72,461)	(185,072)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	270,000	1,946,853
Payments under credit agreements with original maturity dates greater than three months	(277,850)	(2,322,327)
Proceeds from issuance of 6.625% Senior Notes	—	500,000
Payment of debt issuance costs	—	(23,413)
Distributions to noncontrolling interests	(94,930)	(79,904)
Repurchases of Class A common stock	(30,855)	(3,922)
Withholding tax on share-based compensation	(5,220)	(11,182)
Dividends paid	(90,496)	(88,855)
Payments on tax receivable agreement liability	(1,355)	(1,662)
Other, net	(682)	(656)
Net cash used in financing activities	(231,388)	(85,068)
Decrease in cash and cash equivalents	(19,182)	(1,137)
Balance, beginning of period	164,383	137,586
Balance, end of period	$145,201	$136,449
Supplemental cash flow disclosures:
Cash paid for interest, net of $827 and $0 capitalized, respectively	$101,902	$90,672
Cash paid for income taxes	$20,300	$9,600
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$47,256	$46,495
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2025, the Company held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
The ownership of the LLC Units is summarized as follows:

	June 30, 2025		December 31, 2024
	Units	Ownership %	Units	Ownership %
Red Rock	64,462,652	58.4%	63,929,318	58.2%
Noncontrolling interest holders	45,985,804	41.6%	45,985,804	41.8%
Total	110,448,456	100.0%	109,915,122	100.0%

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 44 table games and several restaurants. Total costs of the project are expected to be approximately $750 million which includes all design costs, construction costs, preopening expenses and financing and development fees. In September 2024, construction commenced on the site of the North Fork Project. The Company currently estimates that the North Fork Project will be completed and opened for business in the fourth quarter of 2026.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune has appealed the grant of the State of California’s demurrer and the Mono have appealed the grant of Picayune’s motion for summary judgment. The appeals have been consolidated, the briefing of the appeals is completed and oral argument on the appeals is anticipated to be held in the next several months.
Under the terms of the Development Agreement, the Company agreed to arrange and, effective as of April 4, 2025, has arranged the financing for the ongoing development costs and construction of the facility. The Company received a repayment of $110.5 million from the initial drawdown of the term loans, representing a portion of the amounts due on its advances to the Mono. In connection with the financing, the Company entered into a completion guaranty and a subordination agreement in favor of the financing parties and released its existing security interests in the assets of the North Fork Project. Under the completion guaranty, the Company has agreed to make reimbursable interest-bearing advances to the Mono for completion of the project in the event that total project costs exceed the financing available under the Mono’s facility loan. The Company’s commitment to make such advances is capped at $425.0 million. It is not probable that any such funding will be necessary to complete the project.
Through April 4, 2025, the Company had paid approximately $117.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay costs of litigation and certain construction costs. The Company accounts for the advances using the cost recovery method, and the Company recognizes no interest on the advances until the carrying amount of the advances has been recovered and the interest is received. Immediately prior to the receipt of the $110.5 million payment, the carrying amount of the advances was $102.0 million, which was net of a $15.1 million fair value adjustment recognized upon the Company’s adoption of fresh-start reporting in 2011. The $110.5 million repayment reduced the carrying amount of the advances to zero and the Company recognized a gain on Native American development of $8.5 million, representing the excess of the repayment amount over the net carrying amount of the advances, which is presented in Gain on Native American development in the Condensed Consolidated Statements of Income.
At June 30, 2025, there was $72.3 million in unrecognized amounts due from the Mono. As the Company will continue to use the cost recovery method, the unrecognized amount and future accrued interest will remain on nonaccrual status. The Company will recognize future payments related to unrecognized amounts due from the Mono as Gain on Native American development as they are received. Future repayments of amounts due from the Mono are expected to come from cash flows from the North Fork Project’s operations, from the North Fork Project’s financing, or from a combination of both.
Under the terms of the Development Agreement, the Company is entitled to receive a development fee of 4% of the costs of construction for its development services, which will be paid after the commencement of gaming operations at the facility. After the Mono’s receipt of the construction loan, the Company concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. As a result, during the three months ended June 30, 2025, the Company recorded a $10.0 million cumulative revenue catch-up and corresponding receivable from the Mono, which is presented in Other assets, net on the Condensed Consolidated Balance Sheets. The Company will recognize future development fee revenue over time as it satisfies its performance obligations under the Development Agreement.

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
While the Company believes that the North Fork Project will be successfully completed and opened, developments of this nature are inherently uncertain and there can be no assurance that the North Fork Project will be successfully completed, that the cash flows from the North Fork Project will be sufficient to repay the remaining amounts due on the advances, including accrued interest thereon, or that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,150	$27,855
Advance deposits and future wagers	18,220	20,231
Rewards program liability	11,528	11,546
Other accrued liabilities:
Construction payables and equipment purchase accruals	48,524	33,282
Accrued payroll and related	41,069	44,166
Accrued gaming and related	35,838	35,410
Operating lease liabilities, current portion	5,981	6,444
Other	35,869	31,511
	$220,179	$210,445

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2025	December 31, 2024
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (6.33% and 6.38% at June 30, 2025 and December 31, 2024, respectively), net of unamortized discount and deferred costs of $19.2 million and $20.6 million at June 30, 2025 and December 31, 2024, respectively	$1,531,143	$1,537,591
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.83% and 5.86% at June 30, 2025 and December 31, 2024, respectively)	155,000	155,000
6.625% Senior Notes due March 14, 2032, net of unamortized deferred issuance costs of $5.9 million and $6.2 million at June 30, 2025 and December 31, 2024, respectively	494,148	493,810
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.2 million and $4.5 million at June 30, 2025 and December 31, 2024, respectively	495,813	495,537
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $3.1 million and $3.6 million at June 30, 2025 and December 31, 2024, respectively	687,723	687,178
Other long-term debt, weighted-average interest of 3.87% and 3.88% at June 30, 2025 and December 31, 2024, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at December 31, 2024	37,719	38,364
Total long-term debt	3,401,546	3,407,480
Current portion of long-term debt	(52,252)	(52,913)
Total long-term debt, net	$3,349,294	$3,354,567
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
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at June 30, 2025.
Revolving Credit Facility
At June 30, 2025, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $897.4 million, which was net of $155.0 million in outstanding borrowings and $47.6 million in outstanding letters of credit and similar obligations.
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
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At June 30, 2025, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $7.6 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	June 30, 2025	December 31, 2024	Level of Fair Value Hierarchy
Assets
Interest rate collars	Other current assets	$—	$164	Level 2 – Significant unobservable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$563	$127	Level 2 – Significant unobservable inputs
Interest rate collars	Other long-term liabilities	$6,902	$3	Level 2 – Significant unobservable inputs

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2025	December 31, 2024
Aggregate fair value	$3,403	$3,371
Aggregate carrying amount	3,402	3,407
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Red Rock Resorts, Inc.	$56,404	$35,676	$101,153	$78,511
Transfers to noncontrolling interests
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2,702)	(4,764)	(3,767)	(1,895)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers to noncontrolling interests	$53,702	$30,912	$97,386	$76,616

Dividends and Distributions
During the three months ended June 30, 2025 and 2024, the Company declared and paid quarterly cash dividends of $0.25 per share of Class A common stock, which included $2.3 million and $2.1 million, respectively, paid to Fertitta Family Entities. During the six months ended June 30, 2025 and 2024, the Company declared and paid quarterly cash dividends of $0.50 per share of Class A common stock, which included $4.5 million and $4.2 million, respectively, paid to Fertitta Family Entities.
Prior to the quarterly cash dividend payments, during the three and six months ended June 30, 2025 and 2024, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million and $23.0 million, respectively, which included $11.3 million and $22.7 million, respectively, paid to Fertitta Family Entities. During the three months ended June 30, 2025 and 2024, Station Holdco paid tax distributions to noncontrolling interest holders of $26.0 million and $10.9 million, respectively, including $25.6 million and $10.8 million, respectively, paid to Fertitta Family Entities.
On July 29, 2025, the Company announced that it would pay a dividend of $0.25 per share to Class A shareholders of record as of September 15, 2025 to be paid on September 30, 2025, of which $2.3 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.25 per LLC Unit, of which $11.3 million is expected to be paid to Fertitta Family Entities.
Special Dividends
In May 2025, the Company declared a special cash dividend of $1.00 per share of Class A common stock to shareholders of record as of May 14, 2025, which was paid on May 21, 2025, and included $9.1 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
In February 2024, the Company declared a special cash dividend of $1.00 per share of Class A common stock to shareholders of record as of February 22, 2024, which was paid on March 4, 2024, and included $8.5 million paid to Fertitta

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
Equity Repurchase Program
On May 2, 2024, the Company’s board of directors authorized the extension of the $600 million equity repurchase program for repurchases of Class A common stock through December 31, 2025. During the three and six months ended June 30, 2025, the Company repurchased 671,677 shares of its Class A common stock for an aggregate purchase price of $30.9 million and a weighted average price per share of $45.94 in open market transactions. During the three and six months ended June 30, 2024, the Company repurchased 75,000 shares of its Class A common stock for an aggregate purchase price of $3.9 million and a weighted average price per share of $52.29 in open market transactions. At June 30, 2025, the remaining amount authorized for repurchase under the program was $278.1 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 24.0 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 11.3 million shares were available for issuance at June 30, 2025.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2025	536,185	$49.14	5,242,236	$38.23
Activity during the period:
Granted	414,224	52.10	1,198,989	52.05
Vested/exercised (a)	(156,830)	41.49	(492,350)	31.18
Antidilution adjustment (b)	—	—	133,183	n/m
Outstanding at June 30, 2025	793,579	$52.20	6,082,058	$40.69
_______________________________________________________________
n/m = Not meaningful
(a)Stock options exercised included 364,418 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in May 2025, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The Company recognized share-based compensation expense of $8.7 million and $16.3 million for the three and six months ended June 30, 2025, respectively, and $11.8 million and $17.7 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025, unrecognized share-based compensation cost was $83.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s effective tax rate for the three and six months ended June 30, 2025 was 12.8% and 12.9%, respectively, as compared to 14.4% and 10.9% for the three and six months ended June 30, 2024. The Company’s effective tax rate for the three and six months ended June 30, 2025 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax adjustments.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. Management is currently evaluating the potential impact of this legislation on the Company’s financial position and results of operations; however, due to the complexity and nature of this legislation and the uncertainties involved, the Company is unable to reasonably estimate the financial effect at this time.
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
At June 30, 2025 and December 31, 2024, the Company’s liability under the TRA was $19.1 million and $20.4 million, respectively, of which $5.2 million and $5.6 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the six months ended June 30, 2025 or 2024. During the six months ended June 30, 2025 the Company made payments on the TRA liability of $1.4 million and expects to pay $1.0 million of the TRA liability within the next twelve months.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025 represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. For the three months ended June 30, 2024, dilutive shares included in the calculation of diluted earnings per share represented nonvested restricted shares of Class A common stock and outstanding stock options. For the six months ended June 30, 2024, dilutive shares included in the calculation of diluted earnings per share represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$108,253	$69,810	$194,203	$148,181
Less: net income attributable to noncontrolling interests	(51,849)	(34,134)	(93,050)	(69,670)
Net income attributable to Red Rock, basic	56,404	35,676	101,153	78,511
Effect of dilutive securities	40,961	437	73,509	55,039
Net income attributable to Red Rock, diluted	$97,365	$36,113	$174,662	$133,550

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares of Class A common stock outstanding, basic	58,960	59,069	59,081	58,935
Effect of dilutive securities	43,770	1,679	43,979	44,785
Weighted average shares of Class A common stock outstanding, diluted	102,730	60,748	103,060	103,720

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at June 30, 2025 and 2024, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	—	45,986	—	—
Stock options	3,007	1,878	3,007	2,122
Unvested restricted shares of Class A common stock	288	87	489	87
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
13.    Segments
The Company views each of its Las Vegas casino properties and each of its Native American arrangements as an individual operating segment. The Company aggregates all of its Las Vegas properties into one reportable segment because all of the properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American arrangements into one reportable segment.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Three Months Ended June 30, 2025
	Las Vegas operations	Native American development	Total
Net revenues
Casino	$344,796	$—	$344,796
Food and beverage	94,374	—	94,374
Room	51,187	—	51,187
Development fees	—	10,008	10,008
Other (a)	22,905	—	22,905
Segment net revenues	513,262	10,008	523,270
Corporate and other revenues (b)			3,003
Net revenues			$526,273
Less:
Payroll and related	135,511	—
Cost of sales (c)	24,142	—
Gaming taxes	26,076	—
Other segment expenses (d)	88,089	—
Segment Adjusted EBITDA	239,444	10,008	249,452
Corporate and other Adjusted EBITDA (e)			(20,093)
Adjusted EBITDA (f)			$229,359

Adjustments and other reconciling items
Depreciation and amortization			$47,988
Share-based compensation			8,723
Write-downs and other, net			4,010
Interest expense, net			50,632
Change in fair value of derivative instruments			2,305
Gain on Native American development			(8,476)
Provision for income tax			15,924
Net income			$108,253

			June 30, 2025
Total assets
Las Vegas operations			$3,342,963
Native American management			12,008
Corporate and other			677,471
			$4,032,442
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended June 30, 2025, tenant lease revenue was $7.3 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, contract termination and non-routine items), interest expense, net, change in fair value of derivative instruments, gain on Native American development and provision for income tax.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30, 2024
	Las Vegas operations	Native American development	Total
Net revenues
Casino	$319,629	$—	$319,629
Food and beverage	91,718	—	91,718
Room	50,142	—	50,142
Other (a)	21,720	—	21,720
Segment net revenues	483,209	—	483,209
Corporate and other revenues (b)			3,194
Net revenues			$486,403
Less:
Payroll and related	133,362	—
Cost of sales (c)	23,576	—
Gaming taxes	24,696	—
Other segment expenses (d)	78,428	—
Segment Adjusted EBITDA	223,147	—	223,147
Corporate and other Adjusted EBITDA (e)			(21,490)
Adjusted EBITDA (f)			$201,657

Adjustments and other reconciling items
Depreciation and amortization			$46,703
Share-based compensation			11,806
Write-downs and other, net			2,193
Interest expense, net			57,434
Change in fair value of derivative instruments			1,923
Provision for income tax			11,788
Net income			$69,810

			December 31, 2024
Total assets
Las Vegas operations			$3,282,609
Native American management			83,673
Corporate and other			679,249
			$4,045,531
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended June 30, 2024, tenant lease revenue was $7.4 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2025
	Las Vegas operations	Native American development	Total
Net revenues
Casino	$678,041	$—	$678,041
Food and beverage	183,646	—	183,646
Room	101,357	—	101,357
Development fees	—	10,008	10,008
Other (a)	45,171	—	45,171
Segment net revenues	1,008,215	10,008	1,018,223
Corporate and other revenues (b)			5,911
Net revenues			$1,024,134
Less:
Payroll and related	268,975	—
Cost of sales (c)	47,613	—
Gaming taxes	51,553	—
Other segment expenses (d)	164,730	—
Segment Adjusted EBITDA	475,344	10,008	485,352
Corporate and other Adjusted EBITDA (e)			(40,913)
Adjusted EBITDA (f)			$444,439

Adjustments and other reconciling items
Depreciation and amortization			$96,319
Share-based compensation			16,347
Write-downs and other, net			8,070
Interest expense, net			101,742
Change in fair value of derivative instruments			7,499
Gain on Native American development			(8,476)
Provision for income tax			28,735
Net income			$194,203
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the six months ended June 30, 2025, tenant lease revenue was $14.8 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, contract termination and non-routine items), interest expense, net, change in fair value of derivative instruments, gain on Native American development and provision for income tax.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2024
	Las Vegas operations	Native American development	Total
Net revenues
Casino	$636,483	$—	$636,483
Food and beverage	184,996	—	184,996
Room	103,030	—	103,030
Other (a)	44,267	—	44,267
Segment net revenues	968,776	—	968,776
Corporate and other revenues (b)			6,524
Net revenues			$975,300
Less:
Payroll and related	263,692	—
Cost of sales (c)	47,281	—
Gaming taxes	49,067	—
Other segment expenses (d)	155,830	—
Segment Adjusted EBITDA	452,906	—	452,906
Corporate and other Adjusted EBITDA (e)			(42,113)
Adjusted EBITDA (f)			$410,793

Adjustments and other reconciling items
Depreciation and amortization			$91,576
Share-based compensation			17,681
Write-downs and other, net			4,334
Interest expense, net			114,635
Loss on extinguishment/modification of debt			14,402
Change in fair value of derivative instruments			1,923
Provision for income tax			18,061
Net income			$148,181
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the six months ended June 30, 2024, tenant lease revenue was $15.1 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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
14.    Related Party Transactions
The Company leases retail space from a company affiliated with Robert Lewis, an independent director of the Company, and his family. The lease, which was entered into in January 2023, has an initial term of ten years and the Company has four five-year renewal options. The annual base rent under the lease is $209 thousand for the first five years of the lease and $234 thousand for years six through ten. For the four five-year renewal periods, the annual base rent ranges from $262 thousand to $368 thousand. The Company is also required to pay additional rent to the lessor representing the proportionate share of real property taxes, insurance and common area expenses associated with the leased premises. The Company recognized an operating lease right-of use asset and right-of-use liability of $1.6 million each. For the three and six months ended June 30, 2025, the Company paid $67 thousand and $168 thousand, respectively, to the lessor pursuant to the lease. The Company made no payments to the lessor for the three and six months ended June 30, 2024.

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
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2025, we held 58% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In June 2025, the unemployment rate in the Las Vegas metropolitan area was 5.8% as compared to 6.2% in June 2024. Statewide, the unemployment rate for June 2025 was 5.4% as compared to 5.2% in June 2024. In June 2025, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $485,000, up 2.1% from $475,000 in June 2024. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment or housing prices in the Las Vegas area will continue.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2025	2024		2025	2024
Net revenues	$526,273	$486,403	8.2%	$1,024,134	$975,300	5.0%
Operating income	168,028	140,234	19.8%	322,381	295,758	9.0%

Casino revenues	344,796	319,629	7.9%	678,041	636,483	6.5%
Casino expenses	93,862	87,853	6.8%	183,275	172,822	6.0%
Margin	72.8%	72.5%		73.0%	72.8%

Food and beverage revenues	94,374	91,718	2.9%	183,646	184,996	(0.7)%
Food and beverage expenses	75,894	74,267	2.2%	149,655	147,714	1.3%
Margin	19.6%	19.0%		18.5%	20.2%

Room revenues	51,187	50,142	2.1%	101,357	103,030	(1.6)%
Room expenses	15,941	16,075	(0.8)%	31,930	31,946	(0.1)%
Margin	68.9%	67.9%		68.5%	69.0%

Other revenues	25,908	24,914	4.0%	51,082	50,791	0.6%
Other expenses	8,519	7,760	9.8%	15,762	15,027	4.9%

Development fees	10,008	—	n/m	10,008	—	n/m

Selling, general and administrative expenses	112,031	111,318	0.6%	216,742	216,123	0.3%
Percent of net revenues	21.3%	22.9%		21.2%	22.2%

Depreciation and amortization	47,988	46,703	2.8%	96,319	91,576	5.2%
Write-downs and other, net	4,010	2,193	n/m	8,070	4,334	n/m
Interest expense, net	50,632	57,434	(11.8)%	101,742	114,635	(11.2)%
Loss on extinguishment/modification of debt	—	—	n/m	—	14,402	n/m
Change in fair value of derivative instruments	2,305	1,923	n/m	7,499	1,923	n/m
Gain on Native American development	8,476	—	n/m	8,476	—	n/m
Net income attributable to noncontrolling interests	51,849	34,134	51.9%	93,050	69,670	33.6%
Provision for income tax	15,924	11,788	35.1%	28,735	18,061	59.1%
Net income attributable to Red Rock	56,404	35,676	58.1%	101,153	78,511	28.8%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American arrangements into one reportable segment. The results of operations for our Native American segment are discussed in the sections entitled “Development Fees” and “Gain on Native American Development” below. The results for our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended June 30, 2025 were $526.3 million, up 8.2% as compared to $486.4 million for the prior year period. For the six months ended June 30, 2025, net revenues were $1.0 billion, an increase of 5.0% compared to $975.3 million for the prior year period. For the three months ended June 30, 2025, our casino, food and beverage, room and other revenues increased by 7.9%, 2.9%, 2.1% and 4.0%, respectively, as compared to the same quarter in 2024. For the six months ended June 30, 2025, we achieved year over year growth of 6.5% for casino revenue, while our food and beverage and other revenues remained consistent and our room revenues decreased by 1.6%, all as compared to the prior year period. In addition, during the three months ended June 30, 2025 we recognized development fee revenue of $10.0 million, representing cumulative fees earned from our agreement with a Native American tribe to develop the North Fork Project.
Operating Income. For the three and six months ended June 30, 2025, our operating income was $168.0 million and $322.4 million, respectively. For the three and six months ended June 30, 2024, our operating income was $140.2 million and $295.8 million, respectively. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues increased by 7.9% and 6.5% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2025 as compared to the prior year period, our slot handle increased by 5.8%, our race and sports write was consistent and our table games drop decreased by 5.4%. For the six months ended June 30, 2025 as compared to the prior year period, our slot handle increased by 3.9%, while our table games drop and race and sports write were both consistent. For the three months ended June 30, 2025 our table games hold increased 3.9%, while our slot hold and race and sports hold were both consistent, all as compared to the prior year period. In addition, for the six months ended June 30, 2025 our table games hold increased 2.6%, while our slot hold and race and sports hold were consistent, all as compared to the prior year period. Casino expenses for the three and six months ended June 30, 2025 as compared to the prior year periods, increased by 6.8% and 6.0%, respectively, due to higher gaming taxes and employee-related costs.
Food and Beverage. Food and beverage includes revenues and expenses from our restaurants, bars and catering. For the three months ended June 30, 2025, food and beverage revenues increased by 2.9%, as compared to the prior year period due to an increase in catering events. For the six months ended June 30, 2025, food and beverage revenues were consistent, as compared to the prior year period. For the three and six months ended June 30, 2025, the number of restaurant guests served increased by 6.5% and 5.5%, respectively, while the average guest check decreased by 5.9% and 4.5%, respectively, all as compared to the prior year periods. Food and beverage expenses increased slightly for three and six months ended June 30, 2025, as compared to the prior year periods.
Room.  For the three months ended June 30, 2025 room revenues increased by 2.1%, as compared to the prior year period. For the six months ended June 30, 2025 room revenues decreased 1.6%, as compared to the prior year period. Room expenses for the three and six months ended June 30, 2025 were in line with the prior year periods.
Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Occupancy	91.3%	89.7%	90.9%	88.8%
Average daily rate	$201.75	$201.03	$201.67	$208.78
Revenue per available room	$184.16	$180.32	$183.24	$185.45
For the three months ended June 30, 2025, our ADR was consistent, our revenue available per room increased 2.1% and our occupancy rate improved by 1.6 percentage points, as compared to the prior year period. For the six months ended June 30, 2025 our ADR decreased 3.4%, our revenue available per room decreased 1.2% and our occupancy rate improved by 2.1 percentage points, as compared to the prior year period.
Development Fees.  Under the terms of our development agreement with the North Fork Rancheria of Mono Indians (the “Mono”), we are entitled to receive a development fee of 4% of the costs of construction for our development services related to the North Fork Project. In April 2025 the Mono completed its construction financing and we concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. As a result, we recorded a $10.0 million cumulative revenue catch-up related to developments fees during the three months ended June 30, 2025. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three months ended June 30, 2025, other revenues increased by 4.0%, as compared to the prior year period, primarily driven by entertainment revenue and other ancillary revenues. For the six months ended June 30, 2025, other revenues were consistent when compared to the prior year period. For the three and six months ended June 30, 2025, other expenses increased by 9.8% and 4.9%, respectively as compared to the prior year periods, primarily due to entertainer fees.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2025, SG&A expenses were in line with the prior year periods. As a percentage of net revenue, SG&A expenses for the three and six months ended June 30, 2025 decreased slightly as compared to the prior year periods. Management continues to focus on operational discipline and opportunities for improved efficiency.
Depreciation and Amortization.  For the three and six months ended June 30, 2025, depreciation and amortization expense increased by 2.8% and 5.2%, respectively, as compared the prior year periods, primarily due to new assets placed in service.
Write-downs and Other, net. For the three and six months ended June 30, 2025, write-downs and other, net totaled $4.0 million and $8.1 million, respectively, primarily comprising development and other non-routine expenses. For the three and six months ended June 30, 2024, write-downs and other, net totaled $2.2 million and $4.3 million, respectively, primarily comprising development and preopening expenses and business innovation development expenses.
Interest Expense, net.  Interest expense, net decreased to $50.6 million and $101.7 million for the three and six months ended June 30, 2025, respectively, as compared to $57.4 million and $114.6 million, respectively, for the same periods in 2024. The decrease in interest expense was due to a decrease in interest rates and borrowings for the current year period. Additional information about our long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Change in Fair Value of Derivative Instruments. For the three and six months ended June 30, 2025, we recognized net losses of $2.3 million and $7.5 million, respectively in change in the fair value of our interest rate collars. For the three months ended June 30, 2024, we recognized net losses of $1.9 million in change in the fair value of our interest rate collars, which we entered into in April 2024. The losses were primarily due to downward movements in the forward interest rate curve.
Gain on Native American Development.  In April 2025 we arranged the financing for the ongoing development costs and construction of the facility related to the North Fork Project. In connection with the financing, the carrying amount of our reimbursable advances to the Mono was repaid. For the three months ended June 30, 2025 we recognized a gain on Native American development of $8.5 million, representing the excess of proceeds received over the carrying amount of the reimbursable advances. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Provision for Income Tax. For the three and six months ended June 30, 2025, we recognized a provision for income tax of $15.9 million and $28.7 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 12.8% and 12.9% for the three and six months ended June 30, 2025, respectively, was less than the statutory rate. We recognized income tax expense of $11.8 million and $18.1 million for the three and six months ended June 30, 2024, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2025 and 2024 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American segment includes our Native American arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues
Las Vegas operations	$513,262	$483,209	$1,008,215	$968,776
Native American development	10,008	—	10,008	—
Reportable segment net revenues	523,270	483,209	1,018,223	968,776
Corporate and other	3,003	3,194	5,911	6,524
Net revenues	$526,273	$486,403	$1,024,134	$975,300

Net income	$108,253	$69,810	$194,203	$148,181
Adjustments
Depreciation and amortization	47,988	46,703	96,319	91,576
Share-based compensation	8,723	11,806	16,347	17,681
Write-downs and other, net	4,010	2,193	8,070	4,334
Interest expense, net	50,632	57,434	101,742	114,635
Loss on extinguishment/modification of debt	—	—	—	14,402
Change in fair value of derivative instruments	2,305	1,923	7,499	1,923
Gain on Native American development	(8,476)	—	(8,476)	—
Provision for income tax	15,924	11,788	28,735	18,061
Adjusted EBITDA	$229,359	$201,657	$444,439	$410,793

Adjusted EBITDA
Las Vegas operations	$239,444	$223,147	$475,344	$452,906
Native American development	10,008	—	10,008	—
Reportable segment Adjusted EBITDA	249,452	223,147	485,352	452,906
Corporate and other	(20,093)	(21,490)	(40,913)	(42,113)
Adjusted EBITDA	$229,359	$201,657	$444,439	$410,793

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, contract termination and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments, gain on Native American development and provision for income tax.
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
At June 30, 2025, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $1.8 million, $56.5 million of deferred tax assets, net, and a $48.9 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $19.1 million liability under the TRA, of which $1.0 million is expected to be paid in the next twelve months, $9.7 million in income tax payable and $4.6 million of other liabilities. The Holding Company’s $48.9 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2024, the Holding Company had cash of $4.2 million, $56.4 million of deferred tax assets, net, and a $53.9 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.4 million was current, $1.3 million in income tax payable and $4.2 million of other liabilities.
The Holding Company recognized net losses of $13.6 million and $25.6 million for the three and six months ended June 30, 2025, respectively, and $11.3 million and $17.1 million for the three and six months ended June 30, 2024, respectively, primarily due to the provision for income taxes.
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
At June 30, 2025, we had $145.2 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the credit facility. At June 30, 2025, Station LLC’s borrowing availability under the Revolving Credit Facility was $897.4 million, which was net of $155.0 million in outstanding borrowings and $47.6 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2025 include (i) approximately $180 million to $230 million for capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $44.3 million and $100.5 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $14.9 million to be paid in September 2025, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.5 million to be paid in September 2025 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
In April 2025, we received a partial repayment of $110.5 million on our advances and related accrued interest for the North Fork Project. The repayment was funded from the initial drawdown of term loans under the Mono’s $750 million credit facility for the project, which we assisted the tribe in obtaining pursuant to the Development Agreement. Repayment of the remaining amounts due on the advances are expected come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In connection with the completion of the

Mono’s credit facility, we entered into a completion guaranty and a subordination agreement in favor of the financing parties and released our existing security interests in the assets of the North Fork Project. Under the completion guaranty, we have agreed to make reimbursable interest-bearing advances to the Mono for completion of the project in the event that total project costs exceed the financing available under the Mono’s facility loan. Our commitment to make such advances is capped at $425 million. It is not probable that any such funding will be necessary to complete the project.
On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. Our board of directors has authorized $600.0 million for repurchases of Class A common stock under our equity repurchase program. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the six months ended June 30, 2025, we repurchased 671,677 shares of our Class A common stock in open market transactions at a weighted-average price of $45.94 per share. At June 30, 2025, we had $278.1 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$284,667	$269,003
Investing activities	(72,461)	(185,072)
Financing activities	(231,388)	(85,068)
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
For the six months ended June 30, 2025, net cash provided by operating activities was $284.7 million as compared to $269.0 million for the prior year period. Cash flows from operating activities for the six months ended June 30, 2025 and 2024 included $101.9 million and $90.7 million in interest payments, respectively. In addition, our operating cash flows for the six months ended June 30, 2025 increased as compared to the prior year period due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2025 and 2024, cash paid for capital expenditures totaled $146.4 million and $176.7 million, respectively. Capital expenditures for the six months ended June 30, 2025 and 2024 were primarily related to various renovation and expansion projects. Cash paid for Native American development costs related to the North Fork Project totaled

$34.5 million and $5.0 million for six months ended June 30, 2025 and 2024, respectively. In addition, we received $110.5 million in proceeds from the repayment of Native American development costs for the six months ended June 30, 2025.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, we paid $90.5 million in dividends to Class A common stockholders and $94.9 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $5.2 million related to tax withholding on share-based compensation. In addition we reduced our outstanding indebtedness by $7.9 million.
During the six months ended June 30, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the new Term B Facility and borrowed $200.0 million under the new Revolving Credit Facility. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $23.4 million in debt issuance costs. In addition, we paid $88.9 million in dividends to Class A common stockholders and $79.9 million in cash distributions to noncontrolling interest holders of Station Holdco. We also paid $11.2 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of June 30, 2025, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At June 30, 2025, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At June 30, 2025, we had outstanding letters of credit and similar obligations totaling $47.6 million.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended on June 3, 2025. There were no specific legislative proposals to increase taxes on gaming revenue in the most recent session, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the six months ended June 30, 2025.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.
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

Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, we repurchased shares of Class A common stock in open market transactions pursuant to our publicly announced equity repurchase program. The Class A shares were retired upon repurchase. The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of 2025.

Period	Total number of shares purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2025	—	$—	—	$308,970,496
May 1 to May 31, 2025	671,677	45.92	671,677	278,115,032
June 1 to June 30, 2025	—	—	—	278,115,032
Total	671,677	$45.92	671,677	$278,115,032
_______________________________________________________________
(1)    Excludes commissions.
(2)    In February 2019, we announced that our board of directors had approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On August 4, 2022, our board of directors increased the authorization for repurchases of Class A common stock under the program by $300 million, resulting in total repurchase authorization of $600 million. On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. At June 30, 2025, the remaining amount authorized for repurchases under the program was $278.1 million.

Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.
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

RED ROCK RESORTS, INC., Registrant

Date:	August 7, 2025	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)