Form 10-Q
period 2025-09-30
Red Rock Resorts, Inc.
filed 2025-11-06
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2025
Class A Common Stock, $0.01 par value	59,969,558
Class B Common Stock, $0.00001 par value	45,885,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,760	$164,383
Receivables, net	56,096	64,380
Income tax receivable	3,941	—
Inventories	16,431	16,409
Prepaid gaming tax	29,930	27,672
Prepaid expenses and other current assets	31,541	22,520
Total current assets	267,699	295,364
Property and equipment, net of accumulated depreciation of $1,550,463 and $1,450,720 at September 30, 2025 and December 31, 2024, respectively	2,897,231	2,781,915
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $22,556 and $21,372 at September 30, 2025 and December 31, 2024, respectively	80,044	81,228
Land held for development	469,395	467,756
Native American development costs	—	81,673
Deferred tax asset, net	37,747	56,433
Finance lease right-of-use assets, net	41,191	—
Other assets, net	107,247	85,486
Total assets	$4,096,230	$4,045,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,835	$31,813
Accrued interest payable	13,491	27,384
Other accrued liabilities	260,916	211,738
Current portion of payable pursuant to tax receivable agreement	994	1,354
Current portion of finance lease liabilities	9,670	—
Current portion of long-term debt	51,953	52,913
Total current liabilities	358,859	325,202
Long-term debt, less current portion	3,311,687	3,354,567
Other long-term liabilities	42,883	39,854
Long-term finance lease liabilities, less current portion	32,601	—
Payable pursuant to tax receivable agreement, less current portion	19,342	19,075
Total liabilities	3,765,372	3,738,698
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,969,558 and 59,633,380 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	600	596
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,885,804 and 45,985,804 shares issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,034	18,635
Retained earnings	217,976	195,834
Total Red Rock Resorts, Inc. stockholders’ equity	219,611	215,066
Noncontrolling interest	111,247	91,767
Total stockholders’ equity	330,858	306,833
Total liabilities and stockholders’ equity	$4,096,230	$4,045,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Casino	$319,490	$314,225	$997,531	$950,708
Food and beverage	85,523	83,327	269,169	268,323
Room	41,568	45,165	142,925	148,195
Development fees	3,894	—	13,902	—
Other	25,097	25,299	76,179	76,090
Net revenues	475,572	468,016	1,499,706	1,443,316
Operating costs and expenses:
Casino	83,263	88,141	266,538	260,963
Food and beverage	72,989	71,889	222,644	219,603
Room	15,557	15,502	47,487	47,448
Other	8,014	8,013	23,776	23,040
Selling, general and administrative	112,853	109,041	329,595	325,164
Depreciation and amortization	48,976	47,372	145,295	138,948
Write-downs and other, net	2,436	(2,585)	10,506	1,749
	344,088	337,373	1,045,841	1,016,915
Operating income	131,484	130,643	453,865	426,401
Earnings from joint ventures	655	549	1,977	1,993
Operating income and earnings from joint ventures	132,139	131,192	455,842	428,394
Other (expense) income:
Interest expense, net	(50,486)	(57,998)	(152,228)	(172,633)
Loss on extinguishment/modification of debt	—	—	—	(14,402)
Change in fair value of derivative instruments	1,846	(9,748)	(5,653)	(11,671)
Gain on Native American development	—	—	8,476	—
	(48,640)	(67,746)	(149,405)	(198,706)
Income before income tax	83,499	63,446	306,437	229,688
Provision for income tax	(6,619)	(8,057)	(35,354)	(26,118)
Net income	76,880	55,389	271,083	203,570
Less: net income attributable to noncontrolling interests	34,626	26,437	127,676	96,107
Net income attributable to Red Rock Resorts, Inc.	$42,254	$28,952	$143,407	$107,463

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.72	$0.49	$2.43	$1.82
Earnings per share of Class A common stock, diluted	$0.68	$0.48	$2.37	$1.77
Weighted-average common shares outstanding:
Basic	59,019	59,092	59,060	58,988
Diluted	102,663	103,686	102,925	103,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2025	59,459	$595	45,986	$1	$—	$202,804	$93,654	$297,054
Net income	—	—	—	—	—	42,254	34,626	76,880
Share-based compensation	—	—	—	—	7,439	—	—	7,439
Distributions	—	—	—	—	—	—	(11,474)	(11,474)
Dividends	—	—	—	—	—	(14,917)	—	(14,917)
Stock option exercises and issuance of restricted stock, net	511	5	—	—	(5)	—	—	—
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(5,367)	—	(215)	(5,582)
Recognition of Tax Receivable Agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(1,262)	—	—	(1,262)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	1,392	—	—	1,392
Withholding tax on share-based compensation	—	—	—	—	(6,507)	(12,165)	—	(18,672)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	5,344	—	(5,344)	—
Balances, September 30, 2025	59,970	$600	45,886	$1	$1,034	$217,976	$111,247	$330,858

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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833
Net income	—	—	—	—	—	143,407	127,676	271,083
Share-based compensation	—	—	—	—	24,038	—	—	24,038
Distributions	—	—	—	—	—	—	(106,404)	(106,404)
Dividends	—	—	—	—	—	(104,493)	—	(104,493)
Stock option exercises and issuance of restricted stock, net	1,054	10	—	—	(10)	—	—	—
Repurchase of Class A common stock	(672)	(6)	—	—	(26,242)	(4,607)	—	(30,855)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(5,367)	—	(215)	(5,582)
Recognition of Tax Receivable Agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(1,262)	—	—	(1,262)
Net deferred tax assets resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	1,392	—	—	1,392
Withholding tax on share-based compensation	(45)	—	—	—	(11,727)	(12,165)	—	(23,892)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	1,577	—	(1,577)	—
Balances, September 30, 2025	59,970	$600	45,886	$1	$1,034	$217,976	$111,247	$330,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	107,463	96,107	203,570
Share-based compensation	—	—	—	—	24,815	—	—	24,815
Distributions	—	—	—	—	—	—	(110,372)	(110,372)
Dividends	—	—	—	—	—	(104,213)	—	(104,213)
Stock option exercises and issuance of restricted stock, net	859	8	—	—	(8)	—	—	—
Repurchases of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Withholding tax on share-based compensation	(17)	—	—	—	(13,811)	—	—	(13,811)
Net deferred tax assets resulting from the redemption of LLC Units	—	—	—	—	(159)	—	—	(159)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,473)	—	3,473	—
Balances, September 30, 2024	59,633	$596	45,986	$1	$10,788	$164,154	$64,256	$239,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$271,083	$203,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,295	138,948
Write-downs and other, net	402	107
Amortization of debt discount and debt issuance costs	5,312	5,662
Share-based compensation	23,664	24,411
Loss on extinguishment/modification of debt	—	3,047
Change in fair value of derivative instruments	5,653	11,671
Gain on Native American development	(8,476)	—
Deferred income tax	20,078	(5,189)
Changes in assets and liabilities:
Receivables, net	8,284	(727)
Inventories and prepaid expenses	(12,788)	(12,959)
Accounts payable	4,078	5,293
Accrued interest payable	(13,690)	(1,900)
Income tax receivable/payable	(5,234)	7,723
Other accrued liabilities	23,077	18,928
Other, net	(13,782)	1,453
Net cash provided by operating activities	452,956	400,038
Cash flows from investing activities:
Capital expenditures, net of related payables	(240,118)	(257,011)
Acquisition of land held for development	(1,639)	(14,971)
Proceeds from repayment of Native American development costs	110,500	—
Native American development costs	(34,518)	(12,661)
Other, net	(530)	(1,359)
Net cash used in investing activities	(166,305)	(286,002)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	320,000	1,995,853
Payments under credit agreements with original maturity dates greater than three months	(366,775)	(2,372,177)
Proceeds from issuance of 6.625% Senior Notes	—	500,000
Payment of debt issuance costs	—	(23,465)
Distributions to noncontrolling interests	(106,404)	(110,372)
Repurchases of Class A common stock	(30,855)	(3,922)
Exchanges of noncontrolling interests for cash	(5,582)	—
Withholding tax on share-based compensation	(23,892)	(13,811)
Dividends paid	(105,415)	(103,610)
Payments on tax receivable agreement liability	(1,355)	(1,662)
Other, net	(996)	(960)
Net cash used in financing activities	(321,274)	(134,126)
Decrease in cash and cash equivalents	(34,623)	(20,090)
Balance, beginning of period	164,383	137,586
Balance, end of period	$129,760	$117,496
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,282 and $0 capitalized, respectively	$160,707	$168,960
Cash paid for income taxes	$20,362	$23,593
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$61,408	$12,045
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
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2025, the Company held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024. For significant accounting policies related to finance leases see Note 12 to the Condensed Consolidated Financial Statements.

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
2.    Noncontrolling Interest in Station Holdco
As discussed in Note 1, Red Rock holds a controlling interest in and consolidates the financial position and results of operations of Station LLC and its subsidiaries and Station Holdco. The interests in Station Holdco not owned by Red Rock are presented within noncontrolling interest in the condensed consolidated financial statements. During the three months ended September 30, 2025, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 LLC Units, together with an equal number of Class B common shares, for cash at the election of the Company, which increased Red Rock’s percentage ownership in Station Holdco. Entities controlled by Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company (the “Fertitta Family Entities”), hold 99% of the noncontrolling interest.
The ownership of the LLC Units is summarized as follows:

	September 30, 2025		December 31, 2024
	Units	Ownership %	Units	Ownership %
Red Rock	65,116,420	58.7%	63,929,318	58.2%
Noncontrolling interest holders	45,885,804	41.3%	45,985,804	41.8%
Total	111,002,224	100.0%	109,915,122	100.0%

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune has appealed the grant of the State of California’s demurrer and the Mono have appealed the grant of Picayune’s motion for summary judgment. The appeals have been consolidated, the briefing of the appeals is completed and oral argument on the appeals is anticipated to be held in December 2025.
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
At September 30, 2025, there was $75.2 million in unrecognized amounts due from the Mono. As the Company will continue to use the cost recovery method, the unrecognized amount and future accrued interest will remain on nonaccrual status. The Company will recognize future payments related to unrecognized amounts due from the Mono as Gain on Native American development as they are received. Future repayments of amounts due from the Mono are expected to come from cash flows from the North Fork Project’s operations, from the North Fork Project’s financing, or from a combination of both.
Under the terms of the Development Agreement, the Company is entitled to receive a development fee of 4% of the costs of construction for its development services, which will be paid after the commencement of gaming operations at the facility. After the Mono’s receipt of the construction loan, the Company concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. During the three months ended September 30, 2025, the Company recorded $3.9 million in development fee revenue and the corresponding receivable. During the nine months ended September 30, 2025, the Company recorded $13.9 million in development fee revenue and the corresponding receivable, which included a $10.0 million cumulative revenue catch-up. The receivable from the Mono is presented in Other assets, net on the Condensed Consolidated Balance Sheets. The Company will recognize future development fee revenue over time as it satisfies its performance obligations under the Development Agreement.

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
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$24,762	$27,855
Advance deposits and future wagers	26,715	20,231
Rewards program liability	11,374	11,546
Other accrued liabilities:
Construction payables and equipment purchase accruals	62,059	33,282
Accrued payroll and related	59,817	44,166
Accrued gaming and related	34,367	35,410
Operating lease liabilities, current portion	5,793	6,444
Other	36,029	32,804
	$260,916	$211,738

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2025	December 31, 2024
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (6.16% and 6.38% at September 30, 2025 and December 31, 2024, respectively), net of unamortized discount and deferred costs of $18.5 million and $20.6 million at September 30, 2025 and December 31, 2024, respectively	$1,527,946	$1,537,591
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.66% and 5.86% at September 30, 2025 and December 31, 2024, respectively)	120,000	155,000
6.625% Senior Notes due March 15, 2032, net of unamortized deferred issuance costs of $5.7 million and $6.2 million at September 30, 2025 and December 31, 2024, respectively	494,321	493,810
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $4.0 million and $4.5 million at September 30, 2025 and December 31, 2024, respectively	495,954	495,537
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $2.8 million and $3.6 million at September 30, 2025 and December 31, 2024, respectively	687,999	687,178
Other long-term debt, weighted-average interest of 3.87% and 3.88% at September 30, 2025 and December 31, 2024, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at December 31, 2024	37,420	38,364
Total long-term debt	3,363,640	3,407,480
Current portion of long-term debt	(51,953)	(52,913)
Total long-term debt, net	$3,311,687	$3,354,567
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
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at September 30, 2025.
Revolving Credit Facility
At September 30, 2025, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $933.2 million, which was net of $120.0 million in outstanding borrowings and $46.8 million in outstanding letters of credit and similar obligations.
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
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At September 30, 2025, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $5.7 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024	Level of Fair Value Hierarchy
Assets
Interest rate collars	Other current assets	$—	$164	Level 2 – Significant unobservable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$393	$127	Level 2 – Significant unobservable inputs
Interest rate collars	Other long-term liabilities	$5,226	$3	Level 2 – Significant unobservable inputs

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2025	December 31, 2024
Aggregate fair value	$3,375	$3,371
Aggregate carrying amount	$3,364	$3,407
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Red Rock Resorts, Inc.	$42,254	$28,952	$143,407	$107,463
Transfers from (to) noncontrolling interests
Exchanges of noncontrolling interests	215	—	215	—
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	5,344	(1,578)	1,577	(3,473)
Net Transfers from (to) noncontrolling interests	5,559	(1,578)	1,792	(3,473)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$47,813	$27,374	$145,199	$103,990

Dividends and Distributions
During the three months ended September 30, 2025 and 2024, the Company declared and paid quarterly cash dividends of $0.25 per share of Class A common stock, which included $2.3 million and $2.2 million, respectively, paid to Fertitta Family Entities. During the nine months ended September 30, 2025 and 2024, the Company declared and paid quarterly cash dividends of $0.75 per share of Class A common stock, which included $6.8 million and $6.5 million, respectively, paid to Fertitta Family Entities.
Prior to the quarterly cash dividend payments, during the three and nine months ended September 30, 2025 and 2024, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million and $34.5 million, respectively, which included $11.3 million and $34.0 million, respectively, paid to Fertitta Family Entities. During the three months ended September 30, 2025, Station Holdco paid no tax distributions to noncontrolling interest holders. During the nine months ended September 30, 2025, Station Holdco paid tax distributions to noncontrolling interest holders of $26.0 million, including $25.6 million paid to Fertitta Family Entities. During the three and nine months ended September 30, 2024, Station Holdco paid tax distributions to noncontrolling interest holders of $18.9 million and $29.9 million, respectively, including $18.7 million and $29.5 million, respectively, paid to Fertitta Family Entities.
On October 28, 2025, the Company announced that it would pay a dividend of $0.26 per share to Class A shareholders of record as of December 15, 2025 to be paid on December 31, 2025, of which $2.4 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.26 per LLC Unit, of which $11.8 million is expected to be paid to Fertitta Family Entities.
Special Dividends
In May 2025, the Company declared a special cash dividend of $1.00 per share of Class A common stock to shareholders of record as of May 14, 2025, which was paid on May 21, 2025, and included $9.1 million paid to Fertitta Family

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Equity Repurchase Program
On May 2, 2024, the Company’s board of directors authorized the extension of the $600 million equity repurchase program for repurchases of Class A common stock through December 31, 2025. During the three and nine months ended September 30, 2025, the Company repurchased 92,237 shares and 763,914 shares, respectively, of its Class A common stock for an aggregate purchase price of $5.6 million and $36.4 million, respectively and a weighted average price per share of $60.51 and $47.70, respectively. The Company made no repurchases during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company repurchased 75,000 shares of its Class A common stock for an aggregate purchase price of $3.9 million and a weighted average price per share of $52.29 in open market transactions. At September 30, 2025, the remaining amount authorized for repurchase under the program was $272.5 million. On October 27, 2025, the Company’s board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of its Class A common stock, increasing the remaining amount authorized for repurchases under the program to $572.5 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 24.0 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.4 million shares were available for issuance at September 30, 2025.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2025	536,185	$49.14	5,242,236	$38.23
Activity during the period:
Granted	417,076	52.16	1,207,631	52.11
Vested/exercised (a)	(157,130)	41.49	(1,974,734)	27.12
Forfeited/expired	(22,765)	52.16	(122,439)	50.36
Antidilution adjustment (b)	—	—	133,183	n/m
Outstanding at September 30, 2025	773,366	$52.24	4,485,877	$45.39
_______________________________________________________________
n/m = Not meaningful
(a)Stock options exercised included 1,316,012 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in May 2025, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The Company recognized share-based compensation expense of $7.3 million and $23.7 million for the three and nine months ended September 30, 2025, respectively, and $6.7 million and $24.4 million for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, unrecognized share-based compensation cost was $72.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 7.9% and 11.5%, respectively, as compared to 12.7% and 11.4% for the three and nine months ended September 30, 2024. The Company’s effective tax rate for the three and nine months ended September 30, 2025 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax adjustments.
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
Under the 2017 U.S. federal tax year examination, the Internal Revenue Service (“IRS”) previously issued a Notice of Proposed Adjustment in relation to the 2017 land lease deduction. During 2024, the Company came to a final agreement with the IRS on the 2017 federal tax year examination and made a deposit equal to what the Company expects to owe. During 2025, final determinations with respect to the deposits were received from the IRS, and immaterial differences were recorded through the provision for income taxes. No net liability remains on the balance sheet.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The legislation did not have a material impact on the Company’s income tax expense for the three or nine months ended September 30, 2025, and the Company does not expect it to materially impact our effective income tax rate for 2025.
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
At September 30, 2025 and December 31, 2024, the Company’s liability under the TRA was $20.3 million and $20.4 million, respectively, of which $5.2 million and $5.6 million, respectively, was payable to Fertitta Family Entities. During the three months ended September 30, 2025, an exchange of LLC Units resulted in an increase in the amount payable under the TRA liability of $1.3 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during 2024. During the nine months ended September 30, 2025 the Company made payments on the TRA liability of $1.4 million and expects to pay $1.0 million of the TRA liability within the next twelve months.

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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$76,880	$55,389	$271,083	$203,570
Less: net income attributable to noncontrolling interests	(34,626)	(26,437)	(127,676)	(96,107)
Net income attributable to Red Rock, basic	42,254	28,952	143,407	107,463
Effect of dilutive securities	27,355	20,885	100,864	75,925
Net income attributable to Red Rock, diluted	$69,609	$49,837	$244,271	$183,388

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares of Class A common stock outstanding, basic	59,019	59,092	59,060	58,988
Effect of dilutive securities	43,644	44,594	43,865	44,721
Weighted average shares of Class A common stock outstanding, diluted	102,663	103,686	102,925	103,709

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at September 30, 2025 and 2024, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,979	1,824	2,890	1,845
Unvested restricted shares of Class A common stock	1	87	283	87
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
12.    Leases
The Company determines whether an arrangement is or contains a lease at inception, and determines the classification of the lease based on facts and circumstances as of the lease commencement date. For leases with an initial term greater than twelve months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For leases with an initial term of twelve months or less, the Company has elected not to recognize ROU assets or lease liabilities. The Company measures its ROU assets and lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. To calculate the present value of lease payments that do not contain an implicit interest rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date. For leases under which the Company has options to extend or terminate the lease, such options are included in the lease term when it is reasonably certain that the Company will exercise the option. For arrangements that contain both lease and non-lease components under which the Company is the lessee, the components are not combined for accounting purposes.
For finance leases, lease payments are allocated between principal and interest expense. The Company recognizes principal payments within financing activities and interest payments within operating activities in the Condensed Consolidated Statements of Cash Flows. The finance lease ROU asset is amortized over the shorter of the lease term or the useful life of the underlying asset. Amortization expense is recognized in depreciation and amortization while interest expense is recognized within interest expense, net in the Condensed Consolidated Statements of Income.
In September 2025, the Company entered into two finance lease agreements for certain equipment used in its operations. Each lease commenced on September 1, 2025 and has a term of four years. The combined fixed monthly payments for the two finance leases is $1.0 million. The leases do not contain purchase options or residual value guarantees and do not contain significant restrictions or covenants.
Upon commencement of the leases, the Company recognized finance lease ROU assets and corresponding finance lease liabilities of $42.1 million, representing the present value of future lease payments discounted at the Company’s incremental borrowing rate of 5.795%. At September 30, 2025, the carrying amount of the finance lease ROU assets was $41.2 million and the carrying amount of the finance lease liabilities was $42.3 million, of which $9.7 million is classified as current. At September 30, 2025, the finance leases have a weighted-average remaining lease term of four years.
For the three and nine months ended September 30, 2025, interest expense related to the finance leases was $0.2 million and amortization of the finance lease right-of-use assets was $0.9 million. During the nine months ended September 30, 2025, there were no lease payments related to the finance leases. There was no finance lease activity during the three and nine months ended September 30, 2024.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Future minimum lease payments required under the finance leases as of September 30, 2025 are as follows (amounts in thousands):

Year Ending December 31,
2025	$3,936
2026	11,808
2027	11,808
2028	11,808
2029	7,872
Thereafter	—
Total future finance lease payments	47,232
Less imputed interest	(4,961)
Total finance lease liabilities	$42,271
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Three Months Ended September 30, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$319,490	$—	$319,490
Food and beverage	85,523	—	85,523
Room	41,568	—	41,568
Development fees	—	3,894	3,894
Other (a)	21,995	—	21,995
Segment net revenues	468,576	3,894	472,470
Corporate and other revenues (b)			3,102
Net revenues			$475,572
Less:
Payroll and related	136,458	—
Cost of sales (c)	22,636	—
Gaming taxes	24,289	—
Other segment expenses (d)	75,786	—
Segment Adjusted EBITDA	209,407	3,894	213,301
Corporate and other Adjusted EBITDA (e)			(22,433)
Adjusted EBITDA (f)			$190,868

Adjustments and other reconciling items
Depreciation and amortization			$48,976
Share-based compensation			7,317
Write-downs and other, net			2,436
Interest expense, net			50,486
Change in fair value of derivative instruments			(1,846)
Provision for income tax			6,619
Net income			$76,880
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended September 30, 2025, tenant lease revenue was $7.3 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, and non-routine items), interest expense, net, change in fair value of derivative instruments and provision for income tax.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30, 2024
	Las Vegas operations	Native American	Total
Net revenues
Casino	$314,225	$—	$314,225
Food and beverage	83,327	—	83,327
Room	45,165	—	45,165
Other (a)	21,997	—	21,997
Segment net revenues	464,714	—	464,714
Corporate and other revenues (b)			3,302
Net revenues			$468,016
Less:
Payroll and related	133,984	—
Cost of sales (c)	22,183	—
Gaming taxes	24,098	—
Other segment expenses (d)	81,892	—
Segment Adjusted EBITDA	202,557	—	202,557
Corporate and other Adjusted EBITDA (e)			(19,848)
Adjusted EBITDA (f)			$182,709

Adjustments and other reconciling items
Depreciation and amortization			$47,372
Share-based compensation			6,730
Write-downs and other, net			(2,585)
Interest expense, net			57,998
Change in fair value of derivative instruments			9,748
Provision for income tax			8,057
Net income			$55,389
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended September 30, 2024, tenant lease revenue was $7.5 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$997,531	$—	$997,531
Food and beverage	269,169	—	269,169
Room	142,925	—	142,925
Development fees	—	13,902	13,902
Other (a)	67,166	—	67,166
Segment net revenues	1,476,791	13,902	1,490,693
Corporate and other revenues (b)			9,013
Net revenues			$1,499,706
Less:
Payroll and related	405,433	—
Cost of sales (c)	70,249	—
Gaming taxes	75,842	—
Other segment expenses (d)	240,516	—
Segment Adjusted EBITDA	684,751	13,902	698,653
Corporate and other Adjusted EBITDA (e)			(63,346)
Adjusted EBITDA (f)			$635,307

Adjustments and other reconciling items
Depreciation and amortization			$145,295
Share-based compensation			23,664
Write-downs and other, net			10,506
Interest expense, net			152,228
Change in fair value of derivative instruments			5,653
Gain on Native American development			(8,476)
Provision for income tax			35,354
Net income			$271,083
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the nine months ended September 30, 2025, tenant lease revenue was $22.1 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Las Vegas operations	Native American	Total
Net revenues
Casino	$950,708	$—	$950,708
Food and beverage	268,323	—	268,323
Room	148,195	—	148,195
Other (a)	66,264	—	66,264
Segment net revenues	1,433,490	—	1,433,490
Corporate and other revenues (b)			9,826
Net revenues			$1,443,316
Less:
Payroll and related	397,676	—
Cost of sales (c)	69,464	—
Gaming taxes	73,165	—
Other segment expenses (d)	237,722	—
Segment Adjusted EBITDA	655,463	—	655,463
Corporate and other Adjusted EBITDA (e)			(61,961)
Adjusted EBITDA (f)			$593,502

Adjustments and other reconciling items
Depreciation and amortization			$138,948
Share-based compensation			24,411
Write-downs and other, net			1,749
Interest expense, net			172,633
Loss on extinguishment/modification of debt			14,402
Change in fair value of derivative instruments			11,671
Provision for income tax			26,118
Net income			$203,570
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the nine months ended September 30, 2024, tenant lease revenue was $22.6 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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
The Company’s total assets for its two reportable segments and Corporate and other are presented in the table below (amounts in thousands):

	September 30, 2025	December 31, 2024
Total assets
Las Vegas operations	$3,407,206	$3,282,609
Native American	15,902	83,673
Corporate and other	673,122	679,249
	$4,096,230	$4,045,531

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
15.    Related Party Transactions
The Company leases retail space from a company affiliated with Robert Lewis, an independent director of the Company, and his family. The lease, which was entered into in January 2023, has an initial term of ten years and the Company has four five-year renewal options. The annual base rent under the lease is $209 thousand for the first five years of the lease and $234 thousand for years six through ten. For the four five-year renewal periods, the annual base rent ranges from $262 thousand to $368 thousand. The Company is also required to pay additional rent to the lessor representing the proportionate share of real property taxes, insurance and common area expenses associated with the leased premises. The Company recognized an operating lease right-of-use asset and right-of-use liability of $1.6 million each. For the three and nine months ended September 30, 2025, the Company paid $60 thousand and $228 thousand, respectively, to the lessor pursuant to the lease. The Company made no payments to the lessor for the three and nine months ended September 30, 2024.

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
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2025, we held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In August 2025, which is the most recently available data, the unemployment rate in the Las Vegas metropolitan area was 5.6% as compared to 5.9% in September 2024. Statewide, the unemployment rate for August 2025 was 5.3% as compared to 5.6% in September 2024. In September 2025, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $470,000, down 2.1% from $479,900 in September 2024. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment or housing prices in the Las Vegas area will continue.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2025	2024		2025	2024
Net revenues	$475,572	$468,016	1.6%	$1,499,706	$1,443,316	3.9%
Operating income	131,484	130,643	0.6%	453,865	426,401	6.4%

Casino revenues	319,490	314,225	1.7%	997,531	950,708	4.9%
Casino expenses	83,263	88,141	(5.5)%	266,538	260,963	2.1%
Margin	73.9%	71.9%		73.3%	72.6%

Food and beverage revenues	85,523	83,327	2.6%	269,169	268,323	0.3%
Food and beverage expenses	72,989	71,889	1.5%	222,644	219,603	1.4%
Margin	14.7%	13.7%		17.3%	18.2%

Room revenues	41,568	45,165	(8.0)%	142,925	148,195	(3.6)%
Room expenses	15,557	15,502	0.4%	47,487	47,448	0.1%
Margin	62.6%	65.7%		66.8%	68.0%

Other revenues	25,097	25,299	(0.8)%	76,179	76,090	0.1%
Other expenses	8,014	8,013	—%	23,776	23,040	3.2%

Development fees	3,894	—	n/m	13,902	—	n/m

Selling, general and administrative expenses	112,853	109,041	3.5%	329,595	325,164	1.4%
Percent of net revenues	23.7%	23.3%		22.0%	22.5%

Depreciation and amortization	48,976	47,372	3.4%	145,295	138,948	4.6%
Write-downs and other, net	2,436	(2,585)	n/m	10,506	1,749	n/m
Interest expense, net	50,486	57,998	(13.0)%	152,228	172,633	(11.8)%
Loss on extinguishment/modification of debt	—	—	n/m	—	14,402	n/m
Change in fair value of derivative instruments	(1,846)	9,748	n/m	5,653	11,671	n/m
Gain on Native American development	—	—	n/m	8,476	—	n/m
Net income attributable to noncontrolling interests	34,626	26,437	31.0%	127,676	96,107	32.8%
Provision for income tax	6,619	8,057	(17.8)%	35,354	26,118	35.4%
Net income attributable to Red Rock	42,254	28,952	45.9%	143,407	107,463	33.4%
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
Net Revenues. Net revenues for the three months ended September 30, 2025 were $475.6 million, up 1.6% as compared to $468.0 million for the prior year period. For the nine months ended September 30, 2025, net revenues were $1.5 billion, an increase of 3.9% compared to $1.4 billion for the prior year period. For the three months ended September 30, 2025, our casino and food and beverage revenues increased by 1.7% and 2.6%, respectively, other revenues was consistent and room revenues decreased by 8.0% as compared to the same quarter in 2024. For the nine months ended September 30, 2025, we achieved year over year growth of 4.9% for casino revenue, while our food and beverage and other revenues remained consistent and our room revenues decreased by 3.6%, all as compared to the prior year period. In addition, during the three and nine months ended September 30, 2025 we recognized development fee revenues of $3.9 million and $13.9 million, respectively, representing fees earned from our agreement with a Native American tribe to develop the North Fork Project.
Operating Income. For the three and nine months ended September 30, 2025, our operating income was $131.5 million and $453.9 million, respectively. For the three and nine months ended September 30, 2024, our operating income was $130.6 million and $426.4 million, respectively. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues increased by 1.7% and 4.9% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2025 as compared to the prior year period, our slot handle and race and sports write increased by 5.4% and 3.0%, respectively, and our table games drop decreased by 7.9%. For the nine months ended September 30, 2025 as compared to the prior year period, our slot handle and race and sports write increased by 4.4% and 1.4%, respectively, while our table games drop decreased by 3.1%. For the three months ended September 30, 2025 our table games hold decreased 2.3%, while our slot hold and race and sports hold were both consistent, all as compared to the prior year period. In addition, for the nine months ended September 30, 2025 our table games hold increased 1.1%, while our slot hold and race and sports hold were consistent, all as compared to the prior year period. Casino expenses for the three months ended September 30, 2025 as compared to the same period in the prior year, decreased by 5.5%, primarily due to bad debt recoveries, as well as the impact of our finance lease arrangements which reduced our participation expense. Casino expenses for the nine months ended September 30, 2025 as compared to the same period in the prior year, increased 2.1%, primarily due to higher gaming taxes and employee-related costs, partially offset by bad debt recoveries.
Food and Beverage. Food and beverage includes revenues and expenses from our restaurants, bars and catering. For the three months ended September 30, 2025, food and beverage revenues increased by 2.6%, as compared to the prior year period due to an increase in catering events. For the nine months ended September 30, 2025, food and beverage revenues were consistent, as compared to the prior year period. For both the three and nine months ended September 30, 2025, the number of restaurant guests served increased by 5.6%. For the three and nine months ended September 30, 2025, the average guest check decreased by 5.7% and 4.8%, respectively, all as compared to the prior year periods. Food and beverage expenses increased slightly for three and nine months ended September 30, 2025, as compared to the prior year periods.
Room.  For the three and nine months ended September 30, 2025 room revenues decreased by 8.0% and 3.6%, respectively, as compared to the prior year periods, primarily due to hotel renovations at Green Valley Ranch. Room expenses for the three and nine months ended September 30, 2025 were in line with the prior year periods.
Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Occupancy	88.0%	85.6%	90.0%	87.7%
Average daily rate	$179.71	$187.29	$194.72	$201.74
Revenue per available room	$158.20	$160.30	$175.15	$177.00
For the three and nine months ended September 30, 2025, our ADR decreased by 4.0% and 3.5% respectively, while our revenue per available room decreased by 1.3% and 1.0%, respectively, all as compared to the prior year periods. Our occupancy rate for the three and nine months ended September 30, 2025 improved by 2.4 and 2.3 percentage points, respectively, as compared to the prior year periods.

Development Fees.  Under the terms of our development agreement with the North Fork Rancheria of Mono Indians (the “Mono”), we are entitled to receive a development fee of 4% of the costs of construction for our development services related to the North Fork Project. In April 2025 the Mono completed its construction financing and we concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. As a result, development fee revenue for the nine months ended September 30, 2025 include a $10.0 million cumulative revenue catch-up. Development fee revenue for the three and nine months ended September 30, 2025 was $3.9 million and $13.9 million, respectively. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas, and entertainment, and their corresponding expenses. For the three and nine months ended September 30, 2025, other revenues were consistent when compared to the prior year periods. For the three months ended September 30, 2025, other expenses were consistent when compared to the prior year period. For the nine months ended September 30, 2025, other expenses increased by 3.2% as compared to the prior year period, primarily due to entertainer fees.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2025, SG&A expenses increased by 3.5% to $112.9 million and 1.4% to $329.6 million, respectively, as compared to the prior year periods. The increase in SG&A expenses were primarily due to payroll taxes on share-based compensation. As a percentage of net revenue, SG&A expenses for the three and nine months ended September 30, 2025 were in-line with the prior year periods.
Depreciation and Amortization.  For the three and nine months ended September 30, 2025, depreciation and amortization expense increased by 3.4% and 4.6%, respectively, as compared the prior year periods, primarily due to new assets placed in service.
Write-downs and Other, net. For the three and nine months ended September 30, 2025, write-downs and other, net totaled $2.4 million and $10.5 million, respectively, primarily comprising development and preopening expenses and business innovation development expenses. For the three months ended September 30, 2024, write-downs and other, net included $5.8 million in refunds for previously expensed development costs and $3.2 million in net costs primarily comprising development and preopening expenses and business innovation development expenses. For the nine month ended September 30, 2024, write-downs and other, net totaled $1.7 million, primarily comprising development and preopening expenses (including $5.8 million in refunds for previously expensed development costs) and business innovation development expenses.
Interest Expense, net.  Interest expense, net decreased to $50.5 million and $152.2 million for the three and nine months ended September 30, 2025, respectively, as compared to $58.0 million and $172.6 million, respectively, for the same periods in 2024. The decrease in interest expense was due to a decrease in interest rates and borrowings for the current year period. Additional information about our long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Change in Fair Value of Derivative Instruments. For the three months ended September 30, 2025, we recognized net gains of $1.8 million in change in fair value of our interest rate collars, primarily due to favorable movements in the forward interest rate curve. For the nine months ended September 30, 2025, we recognized net losses $5.7 million in change in the fair value of our interest rate collars, primarily due to downward movements in the forward interest rate curve. For the three and nine months ended September 30, 2024, we recognized net losses of $9.7 million and $11.7 million, respectively, primarily due to downward movements in the forward interest rate curve.
Gain on Native American Development.  In April 2025 we arranged the financing for the ongoing development costs and construction of the facility related to the North Fork Project. In connection with the financing, the carrying amount of our reimbursable advances to the Mono was repaid. For the nine months ended September 30, 2025 we recognized a gain on Native American development of $8.5 million, representing the excess of proceeds received over the carrying amount of the reimbursable advances. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Provision for Income Tax. For the three and nine months ended September 30, 2025, we recognized a provision for income tax of $6.6 million and $35.4 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 7.9% and 11.5% for the three and nine months ended September 30, 2025, respectively, was less than the statutory rate. Additionally, our effective tax rate is impacted by the permanent tax adjustments. We recognized income tax expense of $8.1 million and $26.1 million for the three and nine months ended September 30, 2024, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2025 and 2024 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American segment includes our Native American arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues
Las Vegas operations	$468,576	$464,714	$1,476,791	$1,433,490
Native American	3,894	—	13,902	—
Reportable segment net revenues	472,470	464,714	1,490,693	1,433,490
Corporate and other	3,102	3,302	9,013	9,826
Net revenues	$475,572	$468,016	$1,499,706	$1,443,316

Net income	$76,880	$55,389	$271,083	$203,570
Adjustments
Depreciation and amortization	48,976	47,372	145,295	138,948
Share-based compensation	7,317	6,730	23,664	24,411
Write-downs and other, net	2,436	(2,585)	10,506	1,749
Interest expense, net	50,486	57,998	152,228	172,633
Loss on extinguishment/modification of debt	—	—	—	14,402
Change in fair value of derivative instruments	(1,846)	9,748	5,653	11,671
Gain on Native American development	—	—	(8,476)	—
Provision for income tax	6,619	8,057	35,354	26,118
Adjusted EBITDA	$190,868	$182,709	$635,307	$593,502

Adjusted EBITDA
Las Vegas operations	$209,407	$202,557	$684,751	$655,463
Native American	3,894	—	13,902	—
Corporate and other	(22,433)	(19,848)	(63,346)	(61,961)
Adjusted EBITDA	$190,868	$182,709	$635,307	$593,502

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, contract termination and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments, gain on Native American development and provision for income tax.
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
At September 30, 2025, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $2.7 million, $3.9 million in income tax receivable, $37.7 million of deferred tax assets, net, and a $44.5 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.3 million liability under the TRA, of which $1.0 million is expected to be paid in the next twelve months and $4.7 million of other liabilities. The Holding Company’s $44.5 million intercompany note receivable from Station LLC is eliminated in consolidation. At December 31, 2024, the Holding Company had cash of $4.2 million, $56.4 million of deferred tax assets, net, and a $53.9 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of a $20.4 million liability under the TRA, of which $1.4 million was current and $5.5 million of other liabilities.
The Holding Company recognized net losses of $6.0 million and $33.4 million for the three and nine months ended September 30, 2025, respectively, and $7.5 million and $24.5 million for the three and nine months ended September 30, 2024, respectively, primarily due to the provision for income taxes.
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
At September 30, 2025, we had $129.8 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the credit facility. At September 30, 2025, Station LLC’s borrowing availability under the Revolving Credit Facility was $933.2 million, which was net of $120.0 million in outstanding borrowings and $46.8 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2025 include (i) approximately $85 million to $110 million for capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $40.1 million and $49.1 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $15.6 million to be paid in December 2025, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $12.0 million to be paid in December 2025 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.

In April 2025, we received a partial repayment of $110.5 million on our advances and related accrued interest for the North Fork Project. The repayment was funded from the initial drawdown of term loans under the Mono’s $750 million credit facility for the project, which we assisted the tribe in obtaining pursuant to the Development Agreement. Repayment of the remaining amounts due on the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In connection with the completion of the Mono’s credit facility, we entered into a completion guaranty and a subordination agreement in favor of the financing parties and released our existing security interests in the assets of the North Fork Project. Under the completion guaranty, we have agreed to make reimbursable interest-bearing advances to the Mono for completion of the project in the event that total project costs exceed the financing available under the Mono’s facility loan. Our commitment to make such advances is capped at $425 million. It is not probable that any such funding will be necessary to complete the project.
On May 2, 2024, our board of directors extended the expiration date of the equity repurchase program to December 31, 2025. Our board of directors has authorized $600 million for repurchases of Class A common stock under our equity repurchase program. On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the remaining amount authorized for repurchases under the program to $573 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the three and nine months ended September 30, 2025, we repurchased 92,237 shares and 763,914 shares, respectively, of our Class A common stock at a weighted average price per share of $60.51 and $47.70, respectively. At September 30, 2025, we had $273 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In September 2025, we entered into two finance lease agreements for certain equipment used in our operations. At September 30, 2025, the carrying amount of the finance lease ROU assets was $41.2 million and the carrying amount of the finance lease liabilities was $42.3 million, of which $9.7 million is classified as current. Each lease commenced on September 1, 2025 and has a term of four years.
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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$452,956	$400,038
Investing activities	(166,305)	(286,002)
Financing activities	(321,274)	(134,126)
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
For the nine months ended September 30, 2025, net cash provided by operating activities was $453.0 million as compared to $400.0 million for the prior year period. Cash flows from operating activities for the nine months ended September 30, 2025 and 2024 included $160.7 million and $169.0 million in interest payments, respectively. In addition, our operating cash flows for the nine months ended September 30, 2025 increased as compared to the prior year period due to increase in revenues and changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025 and 2024, cash paid for capital expenditures totaled $240.1 million and $257.0 million, respectively. Capital expenditures for the nine months ended September 30, 2025 and 2024 were primarily related to various renovation and expansion projects. Cash paid for Native American development costs related to the North Fork Project totaled $34.5 million and $12.7 million for nine months ended September 30, 2025 and 2024, respectively. In addition, we received $110.5 million in proceeds from the repayment of Native American development costs for the nine months ended September 30, 2025.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, we paid $105.4 million in dividends to Class A common stockholders and $106.4 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $23.9 million related to tax withholding on share-based compensation and $5.6 million to a noncontrolling interest holder unaffiliated with Red Rock who exchanged 100,000 Class B shares and LLC Units for cash. In addition we reduced our outstanding indebtedness by $46.8 million.
During the nine months ended September 30, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the new Term B Facility and borrowed $280.0 million under the new Revolving Credit Facility. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $23.5 million in debt issuance costs. In addition, we paid $103.6 million in dividends to Class A common stockholders and $110.4 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $13.8 million related to tax withholding on share-based compensation.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of September 30, 2025, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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

Off-Balance Sheet Arrangements
At September 30, 2025, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At September 30, 2025, we had outstanding letters of credit and similar obligations totaling $46.8 million.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 8 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the nine months ended September 30, 2025.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of its common stock during the third quarter of 2025.

Period	Total number of shares purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
July 1 to July 31, 2025	—	$—	—	$278,115,032
August 1 to August 31, 2025	92,326	60.51	92,237	272,533,771
September 1 to September 30, 2025	—	—	—	272,533,771
Total	92,326	$60.51	92,237	$272,533,771
_______________________________________________________________
(1)    In August 2025, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 LLC Units, together with an equal number of Class B common shares, for 92,237 Class A shares, which we repurchased for $5.6 million. We also repurchased 89 shares of Class A common stock which were withheld in satisfaction of tax withholding obligations on vested restricted stock.
(2)    Our board of directors has approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. The total repurchase authorization of $600 million expires on December 31, 2025. At September 30, 2025, the remaining amount authorized for repurchases under the program was $272.5 million. On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the remaining amount authorized for repurchases under the program to $572.5 million.

Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.
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

RED ROCK RESORTS, INC., Registrant

Date:	November 6, 2025	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)