Form 10-K
period 2025-12-31
Red Rock Resorts, Inc.
filed 2026-02-20
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates (all persons other than executive officers or directors) was $2.6 billion, based on the closing price on that date as reported by the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2026
Class A Common Stock, $0.01 par value	59,141,028
Class B Common Stock, $0.00001 par value	45,885,804

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end of December 31, 2025.

PART I
ITEM 1.BUSINESS
Introduction
Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is a holding company that owns an indirect equity interest in and manages Station Casinos LLC (“Station LLC”), through which we conduct all of our operations. Station LLC is a gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Station LLC owns and operates seven major gaming and entertainment facilities, including Durango Casino & Resort (“Durango”), and 13 smaller casinos (three of which are 50% owned). Durango opened in December of 2023 on approximately 50 acres of land at the intersection of Interstate 215 and Durango Drive in the southwest Las Vegas valley.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2025, we held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC. Other than tax-related assets and liabilities, our only assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
Impact of Economic Conditions
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas metropolitan area population continues to grow, posting a 1.6% growth rate in 2025. As of December 2025, the unemployment rate in the Las Vegas metropolitan area was 5.2%, down from 5.9% in December 2024 and 5.3% in December 2023. Statewide, the unemployment rate for December 2025 was 5.2%, as compared to 5.7% in December 2024 and 5.4% in December 2023. The median price of an existing single-family home in Las Vegas was $470,000 at December 31, 2025, down 1.1% as compared to December 31, 2024, according to the Las Vegas Realtors®. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment, population growth and housing prices in the Las Vegas area will continue.
Our properties have continued to experience favorable customer trends in 2025, including strong carded slot play and robust visitation and net theoretical win across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, have continued to drive strong operating results for our company. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation and other economic uncertainties on the United States and Las Vegas economies may affect our business in the future.
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
Generate revenue growth through targeted marketing and promotional programs. Our advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve economies of scale. While we advertise through traditional media such as television, radio and newspaper to reach our core guests, we continue to expand our focus and spend on social, digital and mobile platforms to respond to the evolving trends in methods through which guests receive information.
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
Maximize business profitability. During our almost 50-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information to management. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow-through of revenue to Adjusted EBITDA.

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
Develop and operate Native American projects. We provide development and management services to Native American tribes using our expertise in developing and operating regional entertainment destinations. We have successfully developed and managed Native American casinos for over 20 years. Currently, we have a development agreement and a management agreement with the North Fork Rancheria of Mono Indians (the “Mono”) under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”). Construction commenced on the site of the North Fork Project in September 2024. See “Native American Development.”

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2025. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

___________________________________________________________
(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote; each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the Company’s public offering in 2016 (the “IPO”) and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes; and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock that satisfy the foregoing criteria are entities controlled by Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman of the Board and a Vice President. These entities are referred to herein as the “Fertitta Family Entities” or “Principal Equityholders.” The exchange ratio for LLC Units and shares of Class B common stock for shares of Class A common stock is a fraction, the numerator of which shall be the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which shall be the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock, including as a result of purchases of shares of Class A common stock by Red Rock with excess cash on hand that does not result in a reduction in the outstanding number of LLC Units held by Red Rock. At December 31, 2025, the exchange ratio was 0.908 shares of Class A common stock for each LLC Unit and share of Class B common stock.
(2)    “Continuing Owners” refers to the owners of LLC Units at December 31, 2025 who held such units prior to the Company’s IPO in May 2016.
Properties
Set forth below is selected information about our properties at December 31, 2025.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	795	2,629	62	64
Green Valley Ranch(3)	199	2,165	56	40
Durango	209	2,332	67	50
Palace Station	575	1,618	51	30
Boulder Station	299	2,248	21	46
Sunset Station	457	2,060	29	75
Santa Fe Station	200	2,157	42	39
Wildfire Rancho	—	167	—	5
Wildfire Fremont	—	206	—	5
Wildfire Boulder	—	162	—	2
Wildfire Sunset	—	136	—	1
Wildfire Lake Mead	—	183	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
Seventy Six North Lamb	—	15	—	—
Seventy Six Aliante	—	15	—	—
50% Owned Properties
Barley’s	—	187	—	—
The Greens	—	40	—	—
Wildfire Lanes	—	183	—	7
	2,734	16,553	328	367
__________________________________________________________________________
(1)Includes slot and video poker machines.
(2)Generally includes blackjack (“21”), craps, roulette, pai gow and baccarat.
(3)Excludes East Tower rooms out of service for renovations at December 31, 2025.

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
Durango Casino & Resort
Durango Casino & Resort opened in December of 2023 and is strategically located at the intersection of Interstate 215 and Durango Drive in the southwest Las Vegas valley. Durango is located within the fastest growing area in the Las Vegas Valley and has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no major casino sites, other than those owned by us, within approximately five miles of this site. Durango is a AAA Four Diamond resort featuring standard guest rooms and suites and a newly expanded casino floor with gaming amenities including slots, table games, a new high limit slot room, a high limit table games room and a state-of-the-art sports book. In addition, a new parking garage was opened in December 2025. Non-gaming amenities include four full-service food and beverage outlets, a food hall, four bars, a resort-style pool and approximately 28,000 square feet of meeting and convention space. In January 2026 we commenced construction on the next phase of Durango’s master plan which will include an expanded casino floor, a 36-lane state-of-the-art bowling facility, luxury movie theaters, a new restaurant and new food hall outlets and entertainment venues.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Interstate 15 and Sahara Avenue, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from Harry Reid International Airport and very close to major attractions on the Las Vegas Strip and in downtown Las Vegas. Palace Station’s gaming amenities include slots, table games and a race and sports book. Palace Station’s non-gaming amenities include a resort-style pool area, a nine-screen Regal Cinebarre luxury movieplex, four full-service restaurants, three bars, an approximately 16,000-square-foot meeting and convention center and a gift shop. In addition to its full-service restaurants, Palace Station also offers a variety of quick-serve restaurants.
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

Gaming amenities include slots, table games and a newly renovated sports book. Non-gaming amenities include five full-service restaurants, approximately 11,000 square feet of meeting space, a 5,000-seat outdoor amphitheater, six bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. In addition, the center of the casino features a bar highlighted by over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of U.S. Highway 95 and Rancho Drive. Santa Fe Station’s gaming amenities include slots, table games and a race and sports book. Non-gaming amenities include four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four bars and grills, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and approximately 22,000 square feet of meeting and banquet facilities. Santa Fe Station also features a bar which is a centerpiece of the casino. In addition, Santa Fe Station offers a variety of quick-serve restaurants.
Wildfire Fremont
We opened Wildfire Fremont in February 2023. Wildfire Fremont is located on Fremont Street approximately three miles northwest of Boulder Station. Wildfire Fremont has approximately 200 slot machines, sports wagering, a full-service restaurant and a bar.
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
Seventy Six North Lamb
We opened Seventy Six North Lamb in October 2024. The tavern is located in North Las Vegas. In addition to slot wagering, the tavern offers a restaurant, a bar with lounge space, and 24 TV’s situated throughout the tavern.
Seventy Six Aliante
We opened Seventy Six Aliante in January 2025. The tavern is located in North Las Vegas. In addition to slot wagering, the tavern offers a restaurant, a bar with lounge space, and numerous high-definition TV’s situated throughout the tavern.
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada: Barley’s, which features slots, a sports book and a restaurant, The Greens, which features slots, a restaurant and lounge, and Wildfire Lanes, which features slots, a sports book, a quick-serve restaurant, two bars and an 18-lane bowling center.

Developable Land
We own approximately 454 acres of developable land comprising six strategically-located parcels in Las Vegas, Nevada, each of which is zoned for casino gaming and other commercial uses. Following is a description of our parcels of land held for development:
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
•Via Inspirada/Bicentennial Parkway: We own approximately 63 acres located on Via Inspirada near Bicentennial Parkway in the Las Vegas valley, approximately six miles southwest of Green Valley Ranch. This site is the only casino gaming-entitled property in the master-planned community of Inspirada.
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
We expect to receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for our development services, which will be paid upon the commencement of gaming operations at the facility. The Management Agreement provides for a management fee of 30% of the facility’s net income. As currently contemplated, the North Fork Project is expected to include approximately 2,460 slot machines, including 2,000 class III slot machines, approximately 40 table games and several restaurants. The Management Agreement and the Development Agreement have a term that expires seven years from the opening of the facility. See Note 5 to the Consolidated Financial Statements for additional information about the North Fork Project.
The development of the North Fork Project is subject to ongoing legal challenges. There can be no assurance that the North Fork Project will be successfully completed, that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Item 1A. Risk Factors— Business, Economic, Market and Operating Risks - We may not be successful in entering into additional management or development agreements for Native American gaming opportunities.
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
Competition
Our properties face competition from all other casinos and hotels, as well as restricted gaming locations, in the Las Vegas area, including, to some degree, from each other. We compete by focusing on repeat customers and attracting these customers through great service and innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample free parking, which are critical factors in attracting local visitors and repeat patrons.
At December 31, 2025, there were approximately 38 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 158 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2025, there were approximately 1,529 restricted gaming locations in Clark County with approximately 14,790 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, sports betting, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. In May 2018, the United States Supreme Court overturned a law prohibiting states from legalizing sports wagering which has resulted in a substantial expansion of sports betting outside the state of Nevada. Several states have legalized or are considering legalizing casino gaming in designated areas. Legalized casino and sports betting in various states and on Native American land, as well as predictive markets, could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
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
Native American gaming in California, as it currently exists, has had limited impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, 81 Native American tribes have Tribal-State Compacts with the State of California or procedures with the Secretary of the Interior to operate Class III gaming in California. At December 31, 2025, there were 66 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any additional expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.

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
Nevada Gaming Laws and Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”) and various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the Las Vegas City Council, the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”), the North Las Vegas City Council, the Henderson City Council, Mesquite City Council, and certain other local regulatory agencies. The Nevada Commission, Nevada Board, Las Vegas City Council, CCLGLB, North Las Vegas City Council, Henderson City Council, Mesquite City Council, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities.”
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
Our indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Boulder LLC, NP Durango LLC, NP Palace LLC, NP Red Rock LLC, NP Santa Fe LLC, NP Sunset LLC, Station GVR Acquisition, LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, SC SP 2 LLC, NP LML LLC, NP Centerline Holdings LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. SC SP 4 LLC, SCT Aliante Parkway LLC, SCT Lamb & Centennial LLC, SCT Union Village LLC and SCT Tropicana & Grand Canyon LLC hold restricted gaming licenses. NP Opco Holdings LLC is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company and is licensed as the sole member and manager of NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP River Central LLC, NP Centerline Holdings LLC, Station GVR Acquisition, LLC, NP Durango LLC. NP Opco LLC is also found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC, NP LML LLC and SCT Holdco LLC. SC SP Holdco LLC is registered as an intermediary company and is licensed as the sole member and manager of SC SP 2 LLC and SC SP 4 LLC. SCT Holdco LLC is registered as an intermediary company and is licensed as the sole member and manager of SCT Aliante Parkway LLC, SCT Lamb & Centennial LLC, SCT Union Village LLC and SCT Tropicana & Grand Canyon LLC. NP Green Valley LLC is registered as an intermediary company and is licensed as a 50% member and the sole manager of Greens Café, LLC, Town Center Amusements, Inc., a Limited Liability Company and Sunset GV, LLC, which are licensed to conduct nonrestricted gaming operations. A license to conduct “nonrestricted” gaming operations is a state gaming license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, or (iii) a slot machine route. A license to conduct “restricted” gaming operations is a state gaming license to operate not more than 15 slot machines and no other gaming device, race book or sports pool. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
We have been found suitable to indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the

Nevada Act (a “Registered Corporation”). On November 20, 2025, the Nevada Commission approved the Fourteenth Revised Order of Registration for the Company that, among other things, reaffirmed our registration as a publicly traded corporation for the purposes of the Nevada Act (“Fourteenth Revised Order”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.
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
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chair of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, by laws, management policies or our operations, or any of our gaming affiliates, or any other action which the

Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 25, 2025, the Nevada Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Fourteenth Revised Order requires us to deposit with the Nevada Board and maintain a revolving fund of $75,000 for all purposes, including foreign gaming and compliance with the Fourteenth Revised Order. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, Santa Fe Station and Wildfire on Fremont are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station, Durango and Seventy Six Tavern Tropicana are subject to liquor licensing control and regulation by the CCLGLB. Sunset Station, Green Valley Ranch, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes, Wildfire Lake Mead, and Seventy Six Tavern Union Village are subject to liquor licensing control and regulation by the Henderson City Council. Seventy Six Tavern North Lamb and Seventy Six Tavern Aliante are subject to liquor licensing controls and regulations by the North Las Vegas City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
The IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% stockholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides for, among other things: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven-year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. Other than an action by the parties, the only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.
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
Bills that would amend the IGRA have been introduced to Congress from time to time. Any amendment of the IGRA could change the governmental structure and requirements within which tribes could conduct gaming and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens. In addition, any amendment to or expiration of a tribal-state compact or secretarial procedures may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.

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
Since its inception almost 50 years ago in 1976, Station LLC has been steadfast in its commitment to promoting responsible gaming practices. As a provider of entertainment that can become problematic for some individuals, we do our best to provide information on the available support, treatment, and assistance programs. We are a charter member of the National Center for Responsible Gaming and we have contributed over $180,000 to the organization. We have been a member of the Nevada Council on Problem Gambling since 1996. Our benefits programs include insurance coverage for the treatment of problem gambling for our team members who may recognize a gambling problem due to their proximity to the product. In our properties, in compliance with regulation, we post written materials concerning the nature and symptoms of problem gambling and the toll-free 1-800 problem gambling helpline on or near all gaming and cage areas and ATMs. Finally, our team members actively participate in events annually during Responsible Gaming Education Week. These activities are designed to promote awareness among our team members and guests of the need to gamble responsibly and of the treatment options available for problem gamblers.
Human Capital
At January 31, 2026, we had approximately 9,500 employees, all of whom were employed in the United States. We have a talented and diverse workforce and believe we have excellent employee relations. We have always understood that our most important asset is our team members. We continue to roll out several initiatives that focus on Team Member growth, development, and wellness making Station Casinos a Top Workplace in Las Vegas. Some of our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. See Item 1A. Risk Factors—Business, Economic, Market and Operating Risks—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
Our team members have also benefited from the following:
•We offer free medical and health benefits to all of our team members making less than $110,000 per year;
•We have two on-site medical centers offering free office visits, free generic prescriptions and free lab services for insured team members and their families;
•We offer a $0 copay for team members and their dependents to any Intermountain Health Clinic for primary health care needs;
•We offer six weeks of paid parental leave (for each employed parent);
•We have instituted a paid volunteer day for team members. Team members achieved over 11,000 volunteer hours in 2025;
•We initiated a Surviving Family Support program that pays surviving family members six months of medical and dental insurance and continues their access to our medical and dental centers;
•We offer competitive pay, which has and will continue to positively impact the vast majority of our team members;
•We have an innovative 401(k) retirement program, which we believe is far superior to a traditional pension, pursuant to which we contributed over $28 million in the past three years, including $10.4 million in 2025;

•The Company continues to be a desirable place to work for external talent with over 54,000 candidates applying to a Station Casinos position in 2025;
•We have a dedicated citizenship and immigration services manager to assist our team members and members of their family completely free of charge;
•We have implemented team member development programs focused on guest service and leadership. The company achieved over 40,000 hours of team member training in 2025;
•We have positively impacted our local community through our partnership with several organizations including Three Square and the Clark County School District.
These initiatives, together with other positive changes we have made, were designed to enhance the long-term health, well-being and financial security of our team members and their families as well as give us the ability to recruit and retain the best team members and make us the employer of choice in the Las Vegas valley. In 2025, the Company was certified as a Great Place to Work for the fourth year in a row, recognized as a Top Workplace for the fifth year in a row by the Las Vegas Review Journal and recognized by Forbes as a Best in State Employer for the second year in a row. Additionally, the Company was recognized by Forbes and Statista as one of America’s Best Large Employers for 2026 and by Newsweek as one of America’s Greatest Workplaces in 2025.
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
•additional competition arising as a result of new gaming licenses or gaming activities such as internet gaming, predictive markets, and the continued expansion of sports betting outside the state of Nevada;
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
Our strategy of growth through acquisition of prospective development sites and through master-planning of certain of our major casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. Las Vegas and its surrounding areas have been growing over the past few decades, including certain periods of significant growth, but no assurance can be given that the regional population will continue to grow at its historic pace or at all. Even if the current growth trend continues, there can be no assurance that such population growth will justify future development, additional casinos or the expansion of any of our existing casinos, which can affect our results of operations and financial condition and limits our ability to expand our business.
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
After years of maintaining a low interest rate environment, central banks worldwide significantly and swiftly increased interest rates to combat inflation. While the global inflation rate began to ease somewhat in 2023, 2024 and 2025 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2025 by a total of 75 basis points. There is no telling if interest rates will stabilize, increase or decrease, either globally or in the United States specifically. Widespread increases in the cost of goods and services due to inflation and supply chain challenges and rising interest rates have negatively impacted, and may continue to negatively impact, the discretionary spending of our customers in the future and, in turn, may adversely impact our results of operations. Additionally, inflation has led to higher labor and food and beverage costs, which have negatively impacted and may continue to negatively impact our results of operations. We cannot be certain of the extent or duration of any resulting negative impacts on our business.

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
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with online betting and gaming, state sponsored lotteries, on- and off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, predictive markets and other forms of legal and illegal gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands has increased, particularly in California, and competition may intensify if more Native American gaming facilities are developed. Several states including Florida, North Carolina and Texas, have approved or are currently considering the approval of legalized casino gaming in designated areas and the expansion of existing gaming operations or additional gaming sites. A majority of states offer legalized sports wagering, including online sports betting. In addition, multiple operators offer online gaming in Nevada and a number of other states and online betting and gaming is expected to continue to expand in states that currently authorize such activities and in new jurisdictions that legalize such activities. Internet gaming and the expansion of legalized casino gaming or legalized sports betting in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our results of operations. For further details on competition in the gaming industry, see Item 1. Business—Competition.
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
•floods or other weather interference;
•unanticipated cost increases, whether caused by supply chain issues, inflation or otherwise; and
•legal or political challenges.
The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. We may spend a significant sum of money in the planning stages of a project and then determine not to proceed. In addition, construction, equipment, staffing requirements, problems or difficulties in obtaining and maintaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to our expansion and development projects could have a material adverse impact on our results of operations.
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
Our businesses are capital intensive. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects and acquisitions of other gaming properties and/or operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.

If we are unable to access sufficient capital from operations, borrowings or otherwise, we may be precluded from maintaining or enhancing our properties, taking advantage of future opportunities, growing our business or responding to competitive pressures.
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
Our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units. The Local Joint Executive Board of Las Vegas (the “LJEBLV”) has been certified as the collective bargaining representative of non-gaming employees at Green Valley Ranch. We have not yet entered into collective bargaining agreements with the bargaining units represented by the LJEBLV at Green Valley Ranch. The LJEBLV had been recognized as the collective bargaining representative for a unit of non-gaming employees at Palace Station, Boulder Station and Sunset Station, but we no longer recognize the LJEBLV as the bargaining representative of each of those employees at those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by the LJEBLV. In an election held in December 2019, a proposed bargaining unit consisting of non-gaming employees of Red Rock rejected the LJEBLV as their bargaining representative. The LJEBLV and the National Labor Relations Board (the “NLRB”) have contested the election results at Red Rock and we are currently engaged in litigation with the NLRB relating to the outcome of the Red Rock election. The LJEBLV and the NLRB are also contesting the withdrawal of recognition of the LJEBLV at Boulder Station, Palace Station and Sunset Station and in addition have commenced, and we are actively litigating, various actions which seek, among other things, orders forcing us to collectively bargain with the LJEBLV at each of our resort properties. Accordingly, it is uncertain whether we will be subject to, or continue to be subject to, a bargaining obligation or whether we will eventually agree to enter into a collective bargaining agreement at any of our properties. In addition, International Union of Operating Engineers, Local 501 (“Local 501”) had been recognized as the collective bargaining representative for a unit of slot technicians at Sunset Station, Green Valley Ranch, Red Rock and Palace Station, but we no longer recognize Local 501 as the bargaining representative of those employees at those properties, as each of those properties received a petition indicating that a majority of its bargaining unit employees no longer desired to be represented by Local 501. Local 501 and the NLRB are contesting the withdrawal of recognition of Local 501 at Sunset Station, Green Valley Ranch, Red Rock and Palace Station. None of our other casino properties are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union; however, we believe that organizing efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized.

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
Any work stoppage at one or more of our casino properties or construction projects could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. Strikes and work stoppages involving laborers at a construction project could result in construction delays and increases in construction costs. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or any construction project in the future. As noted above, our properties have been subject to ongoing efforts of union activists to enter into collective bargaining agreements and to organize our employees into collective bargaining units.
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
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations and the supervision of our gaming regulators. As a result of such regulations and supervision, we are subject to periodic examinations by the Financial Crimes Enforcement Network (“FinCEN”) and our gaming regulators and we may be required to pay substantial penalties if we fail to comply with applicable regulations or law. Any violations of anti-

money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.
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
We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals, particularly in connection with our development activities. Certain environmental laws can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to the investigation or remediation of sites at which hazardous wastes or materials were disposed or released. Private parties may also bring claims arising from the presence of hazardous materials on a site or upon exposure to such materials. We are currently involved in monitoring activities at or adjacent to one of our sites due to historical or nearby operations. Environmental laws, regulations and standards have become increasingly stringent over time and this trend is expected to continue, which may make compliance with new requirements more difficult or costly or otherwise adversely affect our operations. In addition, as a result of the U.S. Supreme Court’s Chevron decision, there will likely be an increase in legal challenges to new regulations. Failure to comply with environmental laws or regulations, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties, cessation of operations or site clean ups, or otherwise adversely affect our business, financial condition and results of operations.
Increased regulation by international, national, state, regional, and local regulatory bodies of greenhouse gas emissions could materially affect our business, financial condition, results of operation and cash flows.
International, national, state, regional and local regulatory bodies are increasingly focusing on greenhouse gas (“GHG”) emissions, including carbon dioxide and methane as well as climate change issues. The United States was until recently a member of the Paris Agreement, a climate accord reached at the 21st Conference of the Parties (“COP”) in Paris, that set new goals, and many related policies are still in development. The Paris Agreement mandates GHG emission reduction goals. The United States withdrew from the Paris Agreement in November 2020, rejoined in February 2021 under the Biden Administration and withdrew again on January 20, 2025. The United States’ frequent withdrawal and rejoining of the Paris Agreement in recent years has created uncertainty around the evolution of the United States’ regulatory regime with regards to regulating GHGs and climate change issues, making it increasingly difficult to plan for future developments and to predict what, if any, impact the agreement and similar international agreements will have on the U.S.
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
If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, our reputation, customer attraction and retention, access to capital and employee retention could be negatively impacted. In addition, new sustainability rules and regulations have been or may be adopted. Our failure to comply with any applicable rules or regulations or to predict trends and stakeholder expectations related to ESG, could lead to penalties and adversely impact our reputation, customer attraction and loyalty, access to capital and employee retention.
While some investors continue to focus on ESG matters and failure to address their needs could lead to stock price volatility, there has been an increase in anti-ESG initiatives and sentiment which may serve as a counteracting concern in the future, particularly in light of recent executive actions by President Trump and in light of several new cases escalating scrutiny of certain practices and initiatives related to diversity, equity, and inclusion, (“DEI”). The future impact of these actions on existing DEI regulations cannot be predicted at this time, particularly given that such executive actions are likely to face legal challenges. However, in the interim, such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations or becoming the subject of investigations or enforcement actions.
We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase as a result of any such losses and we may be unable to obtain similar insurance coverage in the future.
We have a significant concentration of our property values at each of our casino and entertainment properties. Although we maintain insurance that we believe is appropriate for our business, each of our property insurance policies is subject to certain exclusions and our coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. To the extent that we are inadequately insured for certain types or levels of risk, we may be exposed to significant losses in the event of a catastrophe. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. Certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism or epidemics, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our existing obligations.
We renew our insurance policies on an annual basis. To the extent that the cost of insurance coverage increases, we may be required to reduce our policy limits or agree to exclusions from our coverage.
We are subject to substantial risk of loss. Certain of our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance has materially increased and could further materially increase our insurance costs or result in a decrease in our insurance coverage.

Potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. With respect to our general liability insurance and our health insurance programs, we have increased the risk we retain through higher levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks are generally insured under various contracts with third-party insurance carriers.
The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. The operation of our properties is subject to a broad variety of risks. In certain instances, our reserved amounts and/or backstop insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Accordingly, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, changes in the cost of insurance or the availability of insurance in the future could increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.
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
The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies amplifies these concerns. Although we do not currently utilize AI to a significant extent in our operations, we are actively evaluating and expect to implement AI solutions in the near-to-medium term to enhance various aspects of our business. The integration of AI technologies into our operations could exacerbate the challenges discussed above and may introduce operational risks, including system failures, cybersecurity vulnerabilities, and potential disruptions to our business processes. While we believe the intentional and deliberate adoption of certain AI processes could provide long-term benefits, there is uncertainty regarding its successful implementation and the associated risks. The steps we have taken to mitigate these risks may not be sufficient and a significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and employee relationships and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. If any of these risks materialize, they could have an adverse effect on our business, results of operations and cash flows.

Risks Related to our Indebtedness
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2025, the principal amount of our outstanding indebtedness totaled approximately $3.43 billion and we had $898.2 million of undrawn availability under our Revolving Credit Facility, which is net of $155.0 million in outstanding borrowings and the issuance of approximately $46.8 million of letters of credit and similar obligations. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
•make certain investments;
•sell or create liens on certain assets;
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2025, we had $898.2 million of undrawn availability under our Revolving Credit Facility, which is net of $155.0 million in outstanding borrowings and the issuance of approximately $46.8 million of letters of credit and similar obligations. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances. The indentures also allow us to incur certain other additional secured and unsecured debt. Further, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Our Principal Equityholders have control over our management and affairs, and their interests may differ from our interests or those of our other stockholders.
Each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned LLC Units representing at least 30% of the outstanding LLC Units immediately following the IPO and, at the applicable record date, maintains direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes, and each other outstanding share of Class B common stock and each share of Class A common stock is entitled to one vote. As a result, Fertitta Family Entities held 90.2% of the combined voting power of Red Rock as of December 31, 2025. Due to their ownership, the Fertitta Family Entities have the power to control our management and affairs, including the power to:
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
In addition, because the Principal Equityholders hold most of their ownership interest directly and/or indirectly through Station Holdco, rather than through Red Rock, the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, if Station Holdco makes distributions to Red Rock, the Principal Equityholders will also be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Principal Equityholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the TRA, whether and when to incur new, or refinance existing, indebtedness, and whether and when Red Rock should terminate the TRA and accelerate its obligations thereunder. The structuring of future transactions may take into consideration these Principal Equityholders’ tax or other considerations even where no similar benefit would accrue to us. For example, a disposition of real estate or other assets in a taxable transaction could accelerate then-existing obligations under the TRA, which may result in differing incentives between the Principal Equityholders and Red Rock with respect to such a transaction. For more information, see “Tax Receivable Agreement” within Note 2 to the Consolidated Financial Statements.
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
The payments that we may make under the TRA could be substantial. At December 31, 2025 and 2024, our liability under the TRA with respect to previously consummated transactions was $20.6 million and $20.4 million, respectively.

Assuming no material changes in the relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2025 and that Red Rock earns sufficient taxable income to realize all the tax benefits that are subject to the TRA, we expect to make payments under the TRA over a period of approximately 40 years. The foregoing numbers are merely estimates based on current assumptions. The amount of actual payments could differ materially.
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
The TRA provides that in the event that we exercise our right to early termination of the TRA, there is a change in control or a material breach by us of our obligations under the TRA, the TRA will terminate, and we will be required to make a payment equal to the present value of future payments under the TRA, which payment would be based on certain assumptions, including those relating to our future taxable income, and may substantially exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity, and there can be no assurance that we will be able to finance our obligations under the TRA. In addition, these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control, in particular in circumstances where our Principal Equityholders have interests that differ from those of other stockholders. Because our Principal Equityholders have a controlling ownership interest in the Company, they are able to control the outcome of votes on all matters requiring approval by our stockholders. Accordingly, actions that affect such obligations under the TRA may be taken even if other stockholders oppose them.
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
At December 31, 2025, approximately 46 million LLC Units of Station Holdco were owned by our Continuing Owners, or 41.3% of Red Rock Class A common stock on a fully exchanged basis, and may be sold in the future. In addition, under the Exchange Agreement, each holder of shares of our Class B common stock is entitled to exchange its LLC Units for shares of our Class A common stock, as described under “Class B Common Stock” within Note 10 to the Consolidated Financial Statements.
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
Anti-takeover provisions and stockholder requirements in our charter documents, provisions of Delaware law and Nevada gaming laws may delay or prevent our acquisition by a third party, which might diminish the value of our Class A common stock. Provisions in our debt agreements may also require an acquirer to refinance our outstanding indebtedness if a change of control occurs, which could discourage or increase the costs of a takeover.
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
These anti-takeover provisions, stockholder requirements and other provisions under Delaware law and Nevada gaming laws could discourage, delay or prevent a transaction involving a change in control of our Company, including transactions that our stockholders may deem advantageous, and negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
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
Additionally, significant sales of our Class A common stock, whether by the Principal Equityholders or the Company, could have a significant effect on the price of our Class A common stock and, in the case of sales by the Company, a dilutive effect on existing stockholders.
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
Our Chief Information Security Officer reporting to our Chief Information Officer as well as the Chief Financial Officer has 31 years of information technology experience with twelve of those years working in the cybersecurity field as both an engineer and a director. The Chief Information Security Officer has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Board of Directors on a regular basis. These updates contain information such as key performance indicators, National Institute of Standards and Technology (“NIST”) Cybersecurity Framework status, cybersecurity road map status, and current events and issues.
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
•Seventy Six North Lamb, which we opened in October 2024, leases the land and building used in its operation in North Las Vegas, Nevada.
•Seventy Six Aliante, which opened in January 2025, leases the land used in its operation in North Las Vegas, Nevada from a third-party lessor.
•Seventy Six Union Village, which opened in January 2026, leases the land and building used in its operation in Henderson, Nevada from a third-party lessor.

•Barley’s and The Greens, which are 50% owned, lease the land and buildings in Henderson, Nevada used in their operations from third-party lessors. Wildfire Lanes, which is 50% owned, owns the land and building in Henderson, Nevada used in its operations. We opened Barley’s in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.
We own 454 acres of developable land comprising six strategically-located parcels in Las Vegas, each of which is zoned for casino gaming and other commercial uses. We also own one additional site that is being positioned for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
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
Dividends
During the years ended December 31, 2025 and 2024, we declared and paid quarterly cash dividends totaling $1.01 per share and $1.00 per share, respectively, to Class A common stockholders. In addition, in May 2025 and March 2024, we paid a special cash dividend of $1.00 per share to Class A common stockholders.
On February 10, 2026, we announced that our board of directors declared a quarterly cash dividend of $0.26 per share of Class A common stock, to be paid on March 31, 2026 to stockholders of record as of March 16, 2026. In addition, on February 10, 2026, we announced that we would pay a special cash dividend of $1.00 per share of Class A common stock, to be paid on February 27, 2026, to stockholders of record as of February 20, 2026.
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
Holders
At February 9, 2026, there were 12 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2025.

Period	Total number of shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2025	247,754	$53.54	247,754	$559,270,001
November 1 to November 30, 2025	633,153	55.11	632,145	524,376,850
December 1 to December 31, 2025	—	—	—	524,376,850
Total	880,907	$54.67	879,899	$524,376,850
_______________________________________________________________
(1)    We repurchased 1,008 shares of Class A common stock which were withheld in satisfaction of tax withholding obligations on vested restricted stock.
(2)    Our board of directors has approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300.0 million of Class A common stock, increasing the total repurchase authorization to

$900.0 million. At December 31, 2025, the remaining amount authorized for repurchases under the program was $524.4 million.
Recent Sales of Unregistered Securities—None.
Stock Performance Graph
The following graph for the period beginning on December 31, 2020 and ending on December 31, 2025 compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400”) and the Standard & Poor’s Composite 1500 Casinos & Gaming Index (“S&P Composite 1500 Casinos & Gaming”).

	Cumulative Total Return
	December 31,
	2020	2021	2022	2023	2024	2025
Red Rock Resorts, Inc.	$100.00	$233.46	$178.01	$242.42	$217.97	$303.86
S&P MidCap 400	100.00	124.76	108.47	126.29	143.88	154.68
S&P Composite 1500 Casinos & Gaming	100.00	98.52	77.98	90.08	84.37	91.49

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in, and manage, Station Casinos LLC, a Nevada limited liability company (“Station LLC”). Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 13 smaller casinos (three of which are 50% owned) in the Las Vegas regional market. As of December 31, 2025, we offered 16,553 slot machines, 328 table games and 2,734 hotel rooms in the Las Vegas market.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco (“LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2025, we held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. As of December 2025, the unemployment rate in the Las Vegas metropolitan area was 5.2%, down from 5.9% in December 2024. Statewide, the unemployment rate for December 2025 was 5.2%, as compared to 5.7% in December 2024. The median price of an existing single-family home in Las Vegas was $470,000 at December 31, 2025, down 1.1% as compared to December 31, 2024, according to the Las Vegas Realtors®. In addition, the Las Vegas metropolitan area population continues to grow, posting a 1.6% growth rate in 2025 over the prior year. In light of uncertainty in the economic outlook stemming from inflation, higher interest rates, increased geo-political and regional conflicts, and the current administration’s view of the regulatory environment and agencies, we cannot predict whether the trends in unemployment, housing prices or population growth in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including strong carded slot play and robust visitation and net theoretical win across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive strong operating results in 2025. However, we cannot predict whether these trends will continue, nor can we predict the extent to which the impacts of inflation and interest rate fluctuations may affect our business in the future.

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
Results of Operations
The following table presents information about our results of operations for the year ended December 31, 2025 compared to 2024 (dollars in thousands). Information about our results of operations for the year ended December 31, 2024 compared to 2023 can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.

	Year Ended December 31,
	2025	2024	Percent change
Net revenues	$2,011,483	$1,939,011	3.7%
Operating income	597,427	568,691	5.1%

Casino revenues	1,340,529	1,277,249	5.0%
Casino expenses	361,663	354,597	2.0%
Margin	73.0%	72.2%

Food and beverage revenues	362,424	360,388	0.6%
Food and beverage expenses	299,634	295,193	1.5%
Margin	17.3%	18.1%

Room revenues	190,128	200,517	(5.2)%
Room expenses	63,684	63,768	(0.1)%
Margin	66.5%	68.2%

Other revenues	100,770	100,857	(0.1)%
Other expenses	31,327	30,669	2.1%

Development fees	17,632	—	n/m

Selling, general and administrative expenses	441,324	432,276	2.1%
Percent of net revenues	21.9%	22.3%

Depreciation and amortization	197,405	187,112	5.5%
Write-downs and other, net	19,019	6,705	n/m
Interest expense, net	201,876	228,804	(11.8)%
Loss on extinguishment/modification of debt	25	14,402	n/m
Change in fair value of derivative instruments	4,288	(274)	n/m
Gain on Native American development	8,476	—	n/m
Net income attributable to noncontrolling interests	167,604	137,241	22.1%
Provision for income tax	46,650	36,914	26.4%
Net income attributable to Red Rock	188,066	154,051	22.1%
________________________________________________
n/m = not meaningful

We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American arrangements into one reportable segment. The results of operations for our Native American segment are discussed in the sections titled “Development Fees” and “Gain on Native American Development” below. The results of operations of our Las Vegas operations segment are discussed in the remaining sections below.
Net Revenues. Net revenues for the year ended December 31, 2025 increased by $72.5 million to $2.01 billion as compared to $1.94 billion for the year ended December 31, 2024. Certain of our properties experienced construction disruption associated with renovations and build out of new amenities. For the year ended December 31, 2025, we achieved year over year growth of 5.0% for casino revenues, while our food and beverage and other revenues remained consistent and our room revenues decreased by 5.2%, all as compared to the prior year period. In addition, during the year ended December 31, 2025, we recognized development fee revenues of $17.6 million, representing fees earned from our agreement with a Native American tribe to develop the North Fork Project.
Operating Income. For the year ended December 31, 2025 our operating income was $597.4 million. For the year ended December 31, 2024 our operating income was $568.7 million. Additional information about factors impacting our operating income is discussed below.
Casino.  As described under Net Revenues above, our casino revenues increased by 5.0% for the year ended December 31, 2025 as compared to 2024. For 2025, slot handle increased by 3.9%, while table games drop and race and sports write each decreased by 3.2%, all as compared to 2024. Our slot hold and table games hold for 2025 was consistent compared to 2024, while our race and sports hold increased 2.0%, as compared to 2024. Casino expenses increased by 2.0% for the year ended December 31, 2025 as compared to the prior year, primarily due to higher gaming taxes and employee-related costs, partially offset by bad debt recoveries and lower participation fees as a result of our finance leases.
Food and Beverage.  Food and beverage includes revenue and expenses from restaurants, bars and catering. For the year ended December 31, 2025, food and beverage revenues were consistent as compared to 2024. For 2025, the number of restaurant guests served increased by 5.2% while the average guest check decreased by 4.4%, both as compared to 2024. Food and beverage expenses increased 1.5% for the year ended December 31, 2025 as compared to the prior year, primarily due to employee-related costs.
Room. For the year ended December 31, 2025 as compared to 2024, room revenues decreased by 5.2% primarily due to hotel renovations at Green Valley Ranch. Room expenses for the year ended December 31, 2025 were in line with the prior year.
Information about our hotel operations is presented below:

	Year Ended December 31,
	2025	2024
Occupancy	89.4%	87.8%
Average daily rate	$197.91	$204.00
Revenue per available room	$176.90	$179.19
Our ADR decreased by 3.0% and our revenue per available room decreased by 1.3% for 2025 as compared to 2024. Our occupancy rate for the year ended December 31, 2025 improved by 1.6 percentage points as compared to 2024.
Development Fees. Under the terms of our development agreement with the North Fork Rancheria of Mono Indians (the “Mono”), we are entitled to receive a development fee of 4% of the costs of construction and costs of development in exchange for providing development services related to the North Fork Project. In April 2025 the Mono completed its construction financing and we concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. As a result, development fee revenue for the year ended December 31, 2025 was $17.6 million and includes a $6.1 million cumulative revenue catch-up for development services provided in prior years. Additional information about our Native American development is included in Note 5 to the Consolidated Financial Statements.

Other. Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment, and their corresponding expenses. For the year ended December 31, 2025, other revenues was consistent compared to 2024. Other expenses increased by 2.1% as compared to the prior year, primarily due to employee-related costs.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 2.1% to $441.3 million for the year ended December 31, 2025 as compared to $432.3 million for the prior year. The increase in SG&A expenses as compared to the prior year was primarily due to higher employee-related costs. As a percentage of net revenue, SG&A expenses for the year ended December 31, 2025 were effectively flat as compared to the prior year as we continued to focus on operational efficiencies and cost control.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2025 increased to $197.4 million as compared to $187.1 million for 2024. The increase for 2025 was primarily due to new assets placed in service.
Write-downs and other, net. Write-downs and other, net, include gains and losses on asset disposals, development and preopening expenses, business innovation and technology enhancements and non-routine items. For the year ended December 31, 2025, write-downs and other, net was an expense of $19.0 million, primarily comprising a charitable contribution of $7.5 million, development and preopening expenses of $4.1 million and $2.1 million in business innovation development expenses. For the year ended December 31, 2024, write-downs and other, net was an expense of $6.7 million, primarily comprising business innovation and development expenses of $3.5 million, $1.3 million in development and preopening expenses (including refunds for previously expensed development costs of $5.8 million) and loss on asset disposals of $1.2 million.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2025	2024
Interest cost, net of interest income	$198,436	$221,405
Amortization of debt discount and debt issuance costs	7,136	7,399
Capitalized interest	(3,696)	—
Interest expense, net	$201,876	$228,804
Interest expense, net, for the year ended December 31, 2025 was $201.9 million, a decrease of 11.8% as compared to $228.8 million for 2024. The decrease in interest expense, net was primarily due to a decrease in interest rates and borrowings for the current year. At December 31, 2025, $1.7 billion of borrowings under the credit agreements were based on variable interest rates, primarily the Secured Overnight Financing Rate (“SOFR”), plus applicable margins of 1.50% to 2.00%, and the SOFR rate applicable to our outstanding SOFR-based borrowings was 5.22% to 5.72%. We expect that interest rates on our credit facility will continue to vary in response to macroeconomic conditions. Based on our outstanding borrowings at December 31, 2025, an assumed 1% increase in variable interest rates would cause our annual interest rate cost to increase by approximately $17.3 million.
On December 19, 2025, a 100%-owned unrestricted subsidiary of Station LLC entered into an amended and restated term loan agreement in the amount of $36.0 million, representing the principal outstanding amount of the original term loan. The amended and restated term loan is secured by the Company’s corporate office building and is not guaranteed by Station LLC or its restricted subsidiaries under the Credit Facility. The amended and restated term loan bears interest at a variable rate per annum equal to Term SOFR plus 1.75% and matures in December 2030. Principal payments of $0.1 million and interest payments are payable on a monthly basis until the maturity date, at which time the remaining principal amount will become due.
On March 14, 2024, we completed a series of refinancing transactions pursuant to which we entered into an amended and restated credit agreement (the “Credit Agreement”) for the Term Loan B Facility (as defined below) and issued $500.0 million of 6.625% senior notes due 2032 (the “6.625% Senior Notes”). On December 18, 2024, Station LLC entered into the first amendment to the Credit Agreement (the “Amendment”) to reduce the interest rate margins applicable to the Term Loan B Facility. See “Financial Condition, Capital Resources and Liquidity” below and Note 7 to the Consolidated Financial Statements for additional information about the refinancing transactions as well as our other long-term debt.

Change in Fair Value of Derivative Instruments. For the year ended December 31, 2025, we recognized net losses of $4.3 million in change in fair value of our interest rate collars, primarily due to downward movements in the forward interest rate curve. For the year ended December 31, 2024, we recognized net gains of $0.3 million in change in fair value of our interest rate collars, primarily due to favorable movements in the forward interest rate curve.
Gain on Native American Development. In April 2025 we arranged the financing for the ongoing development costs and construction of the facility related to the North Fork Project. In connection with the financing, the carrying amount of our reimbursable advances to the Mono was repaid. For the year ended December 31, 2025, we recognized gain on Native American development of $8.5 million, representing the excess proceeds received over the carrying amount of the reimbursable advances. Additional information about our Native American development is included in Note 5 to the Consolidated Financial Statements.
Provision for Income Tax. For the years ended December 31, 2025 and 2024, we recognized income tax expense of $46.7 million and $36.9 million, respectively. Station Holdco is treated as a partnership for income tax reporting and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 11.6% and 11.2% for the years ended December 31, 2025 and 2024, respectively, was less than the statutory rate. Additionally, our effective tax rate is impacted by the permanent tax adjustments.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the years ended December 31, 2025 and 2024 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2025 and 2024 and a reconciliation of our consolidated net income to Adjusted EBITDA are presented below (amounts in thousands). We have two reportable segments, the Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American segment includes our Native American arrangements.

	Year Ended December 31,
	2025	2024
Net revenues
Las Vegas operations	$1,981,782	$1,926,128
Native American	17,632	—
Reportable segment net revenues	1,999,414	1,926,128
Corporate and other	12,069	12,883
Net revenues	$2,011,483	$1,939,011

Net income	$355,670	$291,292
Adjustments
Depreciation and amortization	197,405	187,112
Share-based compensation	32,134	30,945
Write-downs and other, net	19,019	6,705
Interest expense, net	201,876	228,804
Loss on extinguishment/modification of debt	25	14,402
Change in fair value of derivative instruments	4,288	(274)
Gain on Native American development	(8,476)	—
Provision for income tax	46,650	36,914
Adjusted EBITDA	$848,591	$795,900

Adjusted EBITDA
Las Vegas operations	$915,884	$879,360
Native American	17,632	—
Corporate and other	(84,925)	(83,460)
Adjusted EBITDA	$848,591	$795,900

The year-over-year changes in Adjusted EBITDA were due to the factors described under Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the years ended December 31, 2025 and 2024 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, development and preopening expense, business innovation and technology enhancements and non-routine items), interest expense, net, loss on extinguishment/modification of debt, change in fair value of derivative instruments, gain on Native American Development and provision for income tax.
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
At December 31, 2025, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $2.6 million, $34.9 million of deferred tax assets, net, and a $25.6 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of $2.3 million in income tax payable, a $20.6 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $5.4 million of other liabilities. At December 31, 2024, the Holding Company had cash of $4.2 million, $56.4 million of deferred tax assets, net, $53.9 million note receivable from Station LLC, a $20.4 million liability under the TRA, of which $1.4 million was current and $5.5 million of other liabilities.
For the years ended December 31, 2025 and 2024, the difference between the statement of income for Station LLC and its consolidated subsidiaries and the statement of income for the Holding Company is that the Holding Company had a net loss of $44.6 million and $34.6 million, respectively, primarily representing provision for income tax.
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
At December 31, 2025, we had $142.5 million in cash and cash equivalents, and Station LLC’s borrowing availability under its revolving credit facility was $898.2 million, which was net of $155.0 million in outstanding borrowings and $46.8 million in outstanding letters of credit and similar obligations. Station LLC maintains its borrowing availability under its revolving credit facility, subject to continued compliance with the terms of the credit facility. See Note 7 to the Consolidated Financial Statements for more information about our long-term debt.
On December 19, 2025, a 100%-owned unrestricted subsidiary of Station LLC entered into an amended and restated term loan agreement in the amount of $36.0 million, representing the principal outstanding amount of the original term loan. The amended and restated term loan is secured by the Company’s corporate office building and is not guaranteed by Station LLC or its restricted subsidiaries under the Credit Facility. The amended and restated term loan bears interest at a variable rate per annum equal to Term SOFR plus 1.75% and matures in December 2030. Principal payments of $0.1 million and interest payments are payable on a monthly basis until the maturity date, at which time the remaining principal amount will become due.
On March 14, 2024, Station LLC entered into the Credit Agreement, which amended and restated the existing credit agreement and pursuant to which Station LLC repaid all loans outstanding under the existing credit agreement and (a) incurred (i) a senior secured term “B” loan facility in an aggregate principal amount of $1.57 billion (the “Term Loan B Facility”) and (ii) a senior secured revolving credit facility with a borrowing capacity of up to $1.1 billion (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Credit Facility”). The Revolving Credit Facility will mature on March 14, 2029 and the Term Loan B Facility will mature on March 14, 2031. Borrowings under the Credit Facility bear interest at a rate per annum, at our option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) or a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s “prime rate” and (iii) the one-month Term SOFR plus 1.00%, in each case plus an applicable margin.
On December 18, 2024, Station LLC entered into the Amendment to reduce the interest rate margins applicable to the Company’s existing Term Loan B Facility. Such applicable margin is 2.00% per annum in the case of any Term SOFR loan and 1.00% in the case of any base rate loan. Prior to the Amendment, the Term Loan B Facility applicable margin was 2.25% per annum in the case of any Term SOFR loan and 1.25% in the case of any base rate loan.
In April 2024, we entered into two zero cost interest rate collars to manage our exposure to interest rate movements associated with our variable interest rate debt. The interest rate collars, which have a total notional amount of $750.0 million, include a Term SOFR cap of 5.25% and a weighted average Term SOFR floor of 2.89%. The interest rate collars became effective in April 2024 and will mature in April 2029. See Note 8 to the Consolidated Financial Statements for additional information about our derivative instruments.
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
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for 2026 include (i) approximately $375.0 million to $425.0 million for capital expenditures, (ii) required principal and interest payments totaling approximately $17.2 million and $189.5 million, respectively, on Station LLC’s indebtedness, (iii) dividends to our Class A common stockholders, including approximately $59.1 million to be paid in February 2026 and approximately $15.4 million to be paid in March 2026, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $45.9 million to be paid in February 2026, approximately $12.0 million to be paid in March 2026 and including “tax distributions”, which may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance, federal income taxes and other obligations.
At December 31, 2025, $1.7 billion of the borrowings under our credit agreements were based on variable rates, primarily SOFR. We cannot predict the SOFR or base rate interest rates that will be in effect in the future, and actual rates will vary, which will impact our interest cost. Based on our outstanding borrowings at December 31, 2025, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $17.3 million. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.
On February 10, 2026, we announced that Red Rock will pay a quarterly cash dividend of $0.26 per share of Class A common stock, to be paid on March 31, 2026 to stockholders of record as of March 16, 2026. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $0.26 per LLC Unit, a portion of which will be paid to the other unit holders of Station Holdco. In addition, on February 10, 2026, we announced that Red Rock will pay a special cash dividend of $1.00 per share of Class A common stock, to be paid on February 27, 2026 to stockholders of record as of February 20, 2026. Prior to the payment of the special dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including Red Rock, of $1.00 per unit, a portion of which will be paid to the other unit holders of Station Holdco.
We are obligated to make payments under the TRA, which is described in Note 2 to the Consolidated Financial Statements. At December 31, 2025, such obligations with respect to previously consummated transactions totaled $20.6 million. Future payments in respect of any subsequent exchanges of LLC Units for Class A common stock would be in addition to these amounts and are expected to be substantial. The timing of payments under the TRA may vary. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300.0 million of Class A common stock, increasing the authorized amount for repurchases under the program to $900.0 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. Our Class A common stock repurchases for the year ended December 31, 2025 included

1,551,576 shares repurchased in open market transactions and 92,237 shares repurchased in connection with an exchange of Class B shares for cash at a weighted-average price of $51.45 per share. At December 31, 2025, we had $524.4 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Following is a summary of our cash flow information (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$609,513	$548,263
Investing activities	(245,776)	(321,793)
Financing activities	(385,649)	(199,673)
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
Net cash provided by operating activities for the years ended December 31, 2025 and 2024 totaled $609.5 million and $548.3 million, respectively. Cash flow from operating activities for the year ended December 31, 2025 included $198.1 million in interest payments and $20.4 million cash paid for income taxes, compared to $209.7 million and $30.3 million, respectively, for the prior year. For the year ended December 31, 2024, we paid $11.4 million in fees and costs related to debt modification. In addition, our operating cash flows for the year ended December 31, 2025 increased as compared to the prior year due to increase in revenues and changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the year ended December 31, 2025, cash inflows from investing activities included net cash proceeds of $110.5 million from the repayment of Native American development costs. For the years ended December 31, 2025 and 2024, cash paid for capital expenditures totaled $319.0 million and $283.9 million, respectively. Capital expenditures for the year ended December 31, 2025 and 2024 primarily related to various renovation and expansion projects.
Cash Flows from Financing Activities
For the year ended December 31, 2025, we reduced our outstanding indebtedness by $15.7 million, paid $120.8 million in dividends to holders of our Class A common stock, $136.3 million in cash distributions to the noncontrolling interest holders of Station Holdco, $79.0 million in stock repurchases, $24.0 million related to tax withholding on share-based compensation and $5.6 million to a noncontrolling interest holder unaffiliated with Red Rock who exchanged 100,000 Class B shares and LLC Units for cash.
During the year ended December 31, 2024, Station LLC entered into an amended and restated credit agreement pursuant to which it repaid all loans outstanding under the existing credit agreement, borrowed $1,570.0 million under the Term

Loan B Facility and borrowed $155.0 million under the Revolving Credit Facility, net of repayments. Station LLC also issued $500.0 million in principal amount of 6.625% Senior Notes due 2032 and paid $23.6 million in debt issuance costs. In addition, we paid $118.4 million in dividends to holders of our Class A common stock and $126.7 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $13.8 million related to tax withholding on share-based compensation during the year.
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
The Credit Facility also includes certain financial ratio covenants that Station LLC is required to maintain throughout the term of the Credit Facility, measured as of the end of each quarter. These financial ratio covenants include a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. We believe Station LLC was in compliance with all applicable covenants at December 31, 2025.
Off-Balance Sheet Arrangements
At December 31, 2025, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At December 31, 2025, we had outstanding letters of credit and similar obligations totaling $46.8 million.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended on November 19, 2025. There are currently no specific legislative proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada legislature in the future.
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
Deferred Income Taxes
We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities computed at enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Our organizational structure includes an investment in an operating partnership. Because our operating partnership is treated as a flow‑through entity for income tax purposes and is not generally subject to entity-level income taxes, we do not record deferred taxes for inside basis differences in the partnership’s underlying assets and liabilities. Instead, we record a deferred tax asset attributable to the entirety of our outside basis difference on our investment by comparing the financial reporting carrying amount of our partnership investment to the tax basis of our partnership interest.
As of December 31, 2025, we have recorded a net deferred tax asset of $12.1 million related to the outside basis difference in our partnership investment. This deferred tax asset is impacted by the timing of exchanges by noncontrolling interest holders, the expected manner of recovery of our partnership investment, the timing and character of the resulting taxable or deductible amounts, and the realizability of the deferred tax asset based on projected taxable income. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth and operating margins, among others.
We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes all available positive and negative evidence, including historical income or losses, estimates of future taxable income, available carry-backs and carry-forwards, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the annual period that the change in facts and circumstances occurs.
We are subject to the income tax laws of the jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws. Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law or tax rates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances in future periods. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.

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
At December 31, 2025, $1.7 billion of the borrowings under our credit agreements were based on variable rates, primarily SOFR, plus applicable margins of 1.50% to 2.00%, and the SOFR rates applicable to our outstanding SOFR-based borrowings were 5.22% to 5.72%. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2025. We cannot predict the SOFR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2025, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $17.3 million. A portion of our other long-term debt will become due in December 2025.

Following is information about future principal maturities of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2025 (dollars in millions):

	Expected maturity date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$0.1	$0.1	$690.9	$0.1	$0.1	$1,000.7	$1,692.0	$1,672.4
Weighted-average interest rate	6.00%	6.00%	4.50%	6.00%	6.00%	5.63%

Variable rate	$17.1	$17.1	$17.1	$17.1	$45.9	$1,619.2	$1,733.5	$1,739.3
Weighted-average interest rate (a)	5.70%	5.70%	5.70%	5.70%	5.56%	5.67%
____________________________________
(a)    Based on variable interest rates and margins in effect at December 31, 2025.
See Note 7 to the Consolidated Financial Statements for additional information about our long-term debt.
From time to time we use interest rate collars to hedge a portion of our variable-rate debt. We do not use derivative financial instruments for trading or speculative purposes. See Note 8 to the Consolidated Financial Statements for additional information on our interest rate collars.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Rock Resorts, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Description of the Matter
As of December 31, 2025, the Company’s goodwill balance was $195.7 million, and the indefinite-lived intangible assets balance was $76.5 million. The indefinite-lived intangible assets primarily represent the value of the Company’s brands. As discussed in Note 2 to the consolidated financial statements, the Company tests its goodwill and indefinite-lived intangible assets for impairment annually as of October 1, and whenever events or circumstances indicate it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level.

Auditing management’s annual goodwill and indefinite lived intangible assets impairment tests was complex due to the use of valuation methodologies in the determination of the fair values of the goodwill reporting units and intangible assets. The fair value estimates were impacted by assumptions such as discount rate and royalty rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment evaluation processes.

Our audit procedures to test management’s impairment evaluations included, among others, assessing the valuation methodologies, assessing the historical accuracy of management’s estimates and performing sensitivity analyses of the assumptions used. We involved our valuation specialists to assist in evaluating the methodologies, discount rate, and royalty rate used to calculate the estimated fair values.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 20, 2026

RED ROCK RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$142,471	$164,383
Receivables, net	73,904	64,380
Inventories	17,946	16,409
Prepaid gaming tax	29,158	27,672
Prepaid expenses and other current assets	23,286	22,520
Total current assets	286,765	295,364
Property and equipment, net	2,971,799	2,781,915
Goodwill	195,676	195,676
Intangible assets, net	80,100	81,228
Land held for development	469,422	467,756
Native American development costs	—	81,673
Deferred tax asset, net	34,917	56,433
Finance lease right-of-use assets, net	38,561	—
Other assets, net	89,833	85,486
Total assets	$4,167,073	$4,045,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,645	$31,813
Accrued interest payable	23,752	27,384
Construction payable	103,972	33,282
Other accrued liabilities	185,561	178,456
Current portion of payable pursuant to tax receivable agreement	1,195	1,354
Current portion of finance lease liabilities	9,810	—
Current portion of long-term debt	17,247	52,913
Total current liabilities	363,182	325,202
Long-term debt, less current portion	3,378,501	3,354,567
Other long-term liabilities	42,571	39,854
Long-term finance lease liabilities, less current portion	31,123	—
Payable to related parties pursuant to tax receivable agreement	19,412	19,075
Total liabilities	3,834,789	3,738,698
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,090,847 and 59,633,380 shares issued and outstanding at December 31, 2025 and 2024, respectively	591	596
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,885,804 and 45,985,804 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	—	18,635
Retained earnings	207,738	195,834
Total Red Rock Resorts, Inc. stockholders’ equity	208,330	215,066
Noncontrolling interest	123,954	91,767
Total stockholders’ equity	332,284	306,833
Total liabilities and stockholders’ equity	$4,167,073	$4,045,531

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Casino	$1,340,529	$1,277,249	$1,132,154
Food and beverage	362,424	360,388	313,619
Room	190,128	200,517	183,103
Development fees	17,632	—	—
Other	100,770	100,857	95,210
Net revenues	2,011,483	1,939,011	1,724,086
Operating costs and expenses:
Casino	361,663	354,597	293,993
Food and beverage	299,634	295,193	244,786
Room	63,684	63,768	55,064
Other	31,327	30,669	32,549
Selling, general and administrative	441,324	432,276	374,494
Depreciation and amortization	197,405	187,112	132,536
Write-downs and other, net	19,019	6,705	31,976
	1,414,056	1,370,320	1,165,398
Operating income	597,427	568,691	558,688
Earnings from joint ventures	2,606	2,447	3,095
Operating income and earnings from joint ventures	600,033	571,138	561,783
Other (expense) income:
Interest expense, net	(201,876)	(228,804)	(181,023)
Loss on extinguishment/modification of debt	(25)	(14,402)	—
Change in fair value of derivative instruments	(4,288)	274	—
Gain on Native American development	8,476	—	—
	(197,713)	(242,932)	(181,023)
Income before income tax	402,320	328,206	380,760
Provision for income tax	(46,650)	(36,914)	(42,984)
Net income	355,670	291,292	337,776
Less: net income attributable to noncontrolling interests	167,604	137,241	161,772
Net income attributable to Red Rock Resorts, Inc.	$188,066	$154,051	$176,004

Earnings per common share (Note 15):
Earnings per share of Class A common stock, basic	$3.19	$2.61	$3.04
Earnings per share of Class A common stock, diluted	$3.12	$2.53	$2.94

Weighted-average common shares outstanding:
Basic	58,964	59,025	57,875
Diluted	102,595	103,666	103,217

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833
Net income	—	—	—	—	—	188,066	167,604	355,670
Share-based compensation	—	—	—	—	32,632	—	—	32,632
Distributions	—	—	—	—	—	—	(136,313)	(136,313)
Dividends declared	—	—	—	—	—	(119,856)	—	(119,856)
Stock option exercises and issuance of restricted stock, net	1,055	11	—	—	(11)	—	—	—
Withholding tax on share-based compensation	(46)	—	—	—	(11,822)	(12,165)	—	(23,987)
Repurchases of Class A common stock	(1,551)	(16)	—	—	(35,281)	(44,141)	—	(79,438)
Exchanges of noncontrolling interests for cash	—	—	(100)	—	(5,367)	—	(215)	(5,582)
Recognition of Tax Receivable Agreement liability resulting from exchanges of noncontrolling interests for Class A common stock	—	—	—	—	(1,258)	—	—	(1,258)
Deferred tax assets resulting from LLC Unit repurchases and TRA liability, net	—	—	—	—	3,583	—	—	3,583
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,111)	—	1,111	—
Balances, December 31, 2025	59,091	$591	45,886	$1	$—	$207,738	$123,954	$332,284

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common Stock				Additional paid in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	58,866	$589	45,986	$1	$7,345	$160,904	$75,048	$243,887
Net income	—	—	—	—	—	154,051	137,241	291,292
Share-based compensation	—	—	—	—	31,491	—	—	31,491
Distributions	—	—	—	—	—	—	(126,688)	(126,688)
Dividends declared	—	—	—	—	—	(119,121)	—	(119,121)
Stock option exercises and issuance of restricted stock, net	860	8	—	—	(8)	—	—	—
Withholding tax on share-based compensation	(18)	—	—	—	(13,840)	—	—	(13,840)
Repurchases of Class A common stock	(75)	(1)	—	—	(3,921)	—	—	(3,922)
Deferred tax assets resulting from LLC Unit repurchases and TRA liability, net	—	—	—	—	3,734	—	—	3,734
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(6,166)	—	6,166	—
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833

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

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$355,670	$291,292	$337,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,405	187,112	132,536
Write-downs and other, net	1,791	1,131	(38,854)
Amortization of debt discount and debt issuance costs	7,136	7,399	9,608
Share-based compensation	32,134	30,945	19,673
Loss on extinguishment/modification of debt	—	3,047	—
Change in fair value of derivative instruments	4,288	(274)	—
Gain on Native American development	(8,476)	—	—
Deferred income tax	25,099	(9,159)	35,862
Changes in assets and liabilities:
Receivables, net	(9,524)	(2,450)	(18,300)
Income tax receivable/payable	988	15,736	(14,443)
Inventories and prepaid expenses	(5,382)	1,992	(7,969)
Accounts payable	3,888	(7,568)	13,941
Accrued interest payable	(3,241)	11,777	1,147
Other accrued liabilities	6,978	14,141	21,666
Other, net	759	3,142	1,694
Net cash provided by operating activities	609,513	548,263	494,337
Cash flows from investing activities:
Capital expenditures, net of related payables	(319,008)	(283,871)	(699,516)
Net proceeds from asset sales	424	367	59,218
Acquisition of land held for development	(1,639)	(14,971)	(2,108)
Proceeds from repayment of Native American development costs	110,500	—	—
Native American development costs	(34,518)	(21,701)	(4,182)
Other, net	(1,535)	(1,617)	(7,263)
Net cash used in investing activities	(245,776)	(321,793)	(653,851)

RED ROCK RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	400,000	2,035,853	476,500
Payments under credit agreements with original maturity dates greater than three months	(415,700)	(2,446,102)	(138,779)
Proceeds from issuance of 6.625% Senior Notes	—	500,000	—
Distributions to members and noncontrolling interests	(136,313)	(126,688)	(76,687)
Repurchases of Class A common stock	(79,031)	(3,922)	—
Exchanges of noncontrolling interests for cash	(5,582)	—	—
Withholding tax on share-based compensation	(23,987)	(13,840)	(14,721)
Dividends paid	(120,803)	(118,404)	(58,590)
Payment of debt issuance costs	(90)	(23,583)	—
Payment on finance leases	(1,525)	—	—
Payments on tax receivable agreement liability	(1,355)	(1,662)	(6,632)
Other, net	(1,263)	(1,325)	(1,280)
Net cash (used in) provided by financing activities	(385,649)	(199,673)	179,811
(Decrease) increase in cash and cash equivalents	(21,912)	26,797	20,297
Balance, beginning of year	164,383	137,586	117,289
Balance, end of year	$142,471	$164,383	$137,586

Supplemental cash flow disclosures:
Cash paid for interest, net of $3,696, $0 and $29,828 capitalized, respectively	$198,113	$209,741	$170,506
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$103,709	$32,647	$108,037

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities, including Durango Casino & Resort (“Durango”) which opened in December 2023, and 13 smaller casino properties (three of which are 50% owned), in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At December 31, 2025, the Company held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
The ownership of the LLC Units is summarized as follows:

	December 31, 2025		December 31, 2024
	Units	Ownership %	Units	Ownership %
Red Rock	65,084,820	58.7%	63,929,318	58.2%
Noncontrolling interest holders	45,885,804	41.3%	45,985,804	41.8%
Total	110,970,624	100.0%	109,915,122	100.0%
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
Receivables are initially recorded at cost and an allowance for credit losses is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is based on an expected loss model and is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2025 and 2024, the allowance for credit losses was $7.7 million and $9.1 million, respectively. Management believes there are no significant concentrations of credit risk with respect to its receivables, net.
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
At December 31, 2024, the Company’s Native American development costs were related to development and management agreements with the North Fork Rancheria of Mono Indians. See Note 5 for additional information.
Goodwill
At December 31, 2025, the Company’s goodwill totaled $195.7 million, approximately 87% of which is associated with one of its reporting units. The Company tests its goodwill for impairment annually as of October 1, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
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
Land Held for Development
At December 31, 2025, the Company owned land comprising strategically-located parcels in Las Vegas and Reno, each of which is zoned for casino gaming and other uses.
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
Leases
The Company leases certain equipment, buildings, land and other assets used in its operations. The Company determines whether an arrangement is or contains a lease at inception, and determines the classification of the lease based on facts and circumstances as of the lease commencement date. For leases with an initial term greater than twelve months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For leases with an initial term of twelve months or less, the Company has elected not to recognize ROU assets or lease liabilities. The Company

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
measures its finance and operating ROU assets and lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. To calculate the present value of lease payments for leases that do not contain an implicit interest rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date. For leases under which the Company has options to extend or terminate the lease, such options are included in the lease term when it is reasonably certain that the Company will exercise the option. For arrangements that contain both lease and non-lease components under which the Company is the lessee, the components are not combined for accounting purposes. The Company’s leases do not include any significant residual value guarantees, restrictions or covenants.
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
For finance leases, lease payments are allocated between principal and interest expense. The Company recognizes principal payments within financing activities and interest payments within operating activities in the Consolidated Statements of Cash Flows. The finance lease ROU asset is amortized over the shorter of the lease term or the useful life of the underlying asset. Amortization expense is recognized in depreciation and amortization while interest expense is recognized within interest expense, net in the Consolidated Statements of Income.
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
Derivative Instruments
From time to time, the Company uses interest rate contracts to hedge its exposure to variability in expected future cash flows related to interest payments. At December 31, 2025 and 2024, the Company held interest rate collars that were not designated in cash flow hedging relationships. The Company recognizes the change in fair value of derivative instruments in the Consolidated Statements of Income in the period in which the change occurs and classifies the cash flows for these instruments within investing activities in the Consolidated Statements of Cash Flows. The Company records all derivatives at fair value, which it determines using widely accepted valuation techniques, including discounted cash flow analyses and credit valuation adjustments, as well as observable market-based inputs such as forward interest rate curves.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Non-gaming Revenue
Non-gaming revenue includes sales of food, beverage, hotel rooms and other amenities such as retail merchandise, bowling, spa services and entertainment. The transaction price is the net amount collected from the guest and includes a distinct performance obligation to provide such goods or services. Non-gaming revenue is recognized when the goods or services are provided to the guest. Guests may also receive discretionary complimentaries that require the transaction price to be allocated to each performance obligation on a relative standalone selling price basis.
Non-gaming revenue also includes the portion of the transaction price from gaming or non-gaming contracts allocated to discretionary complimentaries and the value of loyalty points redeemed for food, beverage, room and other amenities. Discretionary complimentaries are classified in the departmental revenue category fulfilling the complimentary with a corresponding reduction in the departmental revenues that provided the complimentary, which is primarily casino revenue. Included in non-gaming revenues are discretionary complimentaries and loyalty point redemptions of $196.3 million, $199.7 million and $171.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Year Ended December 31,
	2025	2024	2023
Gaming tax expense	$101,978	$98,271	$86,034
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
Advertising
The Company expenses most advertising costs as they are incurred, other than certain production costs that are expensed the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Income. Advertising expense was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Advertising expense	$12,484	$10,994	$10,319
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock options and unvested restricted stock. The Company uses the “if-converted” method to determine the potentially dilutive effect of its Class B common stock, and the treasury stock method to determine the potentially dilutive effect of outstanding stock options and unvested restricted stock.
Recently Issued and Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The ASU is intended to provide more transparency of income tax information through improvements to income tax disclosures, primarily rate reconciliation and income taxes paid. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Amendments should be applied on a prospective basis. The Company adopted ASU 2023-09 beginning with its annual financial statements for the year ended December 31, 2025 and the adoption did not have an impact on its financial condition or results of operations.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to modernize accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the guidance and its impact to the financial statements.
3.    Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Land	$203,317	$203,317
Buildings and improvements	3,275,372	3,055,001
Furniture, fixtures and equipment	914,681	870,988
Construction in progress	176,020	103,329
	4,569,390	4,232,635
Accumulated depreciation	(1,597,591)	(1,450,720)
Property and equipment, net	$2,971,799	$2,781,915
Depreciation expense was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$192,320	$185,534	$130,957
At December 31, 2025 and 2024, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
4.    Goodwill and Other Intangibles
Goodwill, net of accumulated impairment losses of $1.2 million, was $195.7 million at December 31, 2025 and 2024. The Company’s goodwill is primarily related to the Las Vegas operations segment.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2025
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	3 - 15	22,551	(21,421)	1,130
Management contracts	7 - 20	4,000	(1,530)	2,470
Intangible assets		$103,051	$(22,951)	$80,100

	December 31, 2024
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$76,200	$—	$76,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,100	(19,947)	2,153
Management contracts	7 - 20	4,000	(1,425)	2,575
Intangible assets		$102,600	$(21,372)	$81,228
Amortization expense for intangibles was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$1,579	$1,578	$1,579
Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2026	$969
2027	541
2028	541
2029	429
2030	334
5.    Native American Development
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune has appealed the grant of the State of California’s demurrer and the Mono have appealed the grant of Picayune’s motion for summary judgment. In December 2025, in separate decisions, the appellate court affirmed the judgment of the lower court against the Mono and affirmed the dismissal by the lower court of Picayune’s case against the Governor. The Mono have filed a petition for review with the Supreme Court of California.
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
Through April 4, 2025, the Company had paid approximately $117.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay costs of litigation and certain construction costs. The Company accounts for the advances using the cost recovery method, and the Company recognizes no interest on the advances until the carrying amount of the advances has been recovered and the interest is received. Immediately prior to the receipt of the $110.5 million payment, the carrying amount of the advances was $102.0 million, which was net of a $15.1 million fair value adjustment recognized upon the Company’s adoption of fresh-start reporting in 2011. The $110.5 million repayment reduced the carrying amount of the advances to zero and the Company recognized a gain on Native American development of $8.5 million, representing the excess of the repayment amount over the net carrying amount of the advances, which is presented in Gain on Native American development in the Consolidated Statements of Income.
At December 31, 2025, there was $77.9 million in unrecognized amounts due from the Mono. As the Company will continue to use the cost recovery method, the unrecognized amount and future accrued interest will remain on nonaccrual status. The Company will recognize future payments related to unrecognized amounts due from the Mono as Gain on Native American development as they are received. Future repayments of amounts due from the Mono are expected to come from cash flows from the North Fork Project’s operations, from the North Fork Project’s financing, or from a combination of both.
Under the terms of the Development Agreement, the Company is entitled to receive a development fee of 4% of the costs of construction for its development services, which will be due and payable on the date the casino opens to the public. After the Mono’s receipt of the construction loan, the Company concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. During the year ended December 31, 2025, the Company recorded $17.6 million in development fee revenue and the corresponding receivable, which

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
included a $6.1 million cumulative revenue catch-up related to prior years. The receivable from the Mono is presented in Receivables, net on the Consolidated Balance Sheets. The Company will recognize future development fee revenue over time as it satisfies its performance obligations under the Development Agreement.
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
6.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,577	$27,855
Advance deposits and future wagers	20,428	20,231
Rewards Program liability	11,293	11,546
Other accrued liabilities:
Accrued payroll and related	50,524	44,166
Accrued gaming and related	35,446	35,410
Operating lease liabilities, current portion	5,863	6,444
Other	38,430	32,804
	$185,561	$178,456
Contract Balances
Customer contract liabilities related to future performance obligations consist of the Rewards Program liability, advance deposits on goods or services yet to be provided and wagers for future sporting events. Advance deposits and wagers for future sporting events represent cash payments received from guests that are typically recognized in revenues within one year from the date received. The Company also has other customer-related liabilities that primarily include unpaid wagers and outstanding chips. Unpaid wagers include unredeemed gaming tickets that are exchanged for cash, and outstanding chips represent amounts owed to guests in exchange for gaming chips in their possession that may be redeemed for cash or recognized as revenue. Fluctuations in contract liabilities and other customer-related liabilities are typically a result of normal operating activities. The Company’s only contract asset at December 31, 2025 was its accrued Native American Development fee. There were no material contract assets at December 31, 2024.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (5.72% and 6.38% at December 31, 2025 and 2024, respectively), net of unamortized discount and deferred costs of $17.8 million and $20.6 million at December 31, 2025 and 2024, respectively	$1,524,766	$1,537,591
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.22% and 5.86% at December 31, 2025 and 2024, respectively)	155,000	155,000
6.625% Senior Notes due March 15, 2032, net of unamortized deferred issuance costs of $5.5 million and $6.2 million at December 31, 2025 and 2024, respectively	494,498	493,810
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $3.9 million and $4.5 million at December 31, 2025 and 2024, respectively	496,095	495,537
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $2.5 million and $3.6 million at December 31, 2025 and 2024, respectively	688,279	687,178
Other long-term debt, weighted-average interest of 5.50% and 3.88% at December 31, 2025 and 2024, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at December 31, 2025 and 2024, respectively	37,110	38,364
Total long-term debt	3,395,748	3,407,480
Current portion of long-term debt	(17,247)	(52,913)
Long-term debt, net	$3,378,501	$3,354,567
Credit Facility
At December 31, 2025, Station LLC’s credit facility consists of the Term Loan B Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). On March 14, 2024, incurred (i) a senior secured term “B” loan facility in an aggregate principal amount of $1.57 billion (the “Term Loan B Facility”) and (ii) a senior secured revolving credit facility with a borrowing capacity of up to $1.1 billion (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Credit Facility”). The Revolving Credit Facility will mature on March 14, 2029 and the Term Loan B Facility will mature on March 14, 2031. As last amended in December 2024, the Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) plus 2.00% or base rate plus 1.00%. As last amended in March 2024, the Revolving Credit Facility bears interest at a rate per annum, at Station LLC’s option, equal to either Term SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75% depending on Station LLC’s consolidated senior secured net leverage ratio.
Station LLC is required to make quarterly principal payments of $3.9 million on the Term Loan B Facility on the last day of each quarter, unless otherwise reduced by prepayments. Station LLC also is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances and asset sales and, depending on its consolidated total leverage ratio, Station LLC is required to apply a portion of its excess cash flow to repay amounts outstanding under the Term Loan B Facility, which would reduce future quarterly principal payments. The Company is not required to make an excess cash flow payment for 2025.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintains throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at December 31, 2025.
At December 31, 2025, Station LLC’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $898.2 million, which was net of $155.0 million in outstanding borrowings and $46.8 million in outstanding letters of credit and similar obligations.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Other Long-term Debt
On December 19, 2025, a 100%-owned unrestricted subsidiary of Station LLC entered into an amended and restated term loan agreement in the amount of $36.0 million, representing the principal outstanding amount of the original term loan. The amended and restated term loan is secured by the Company’s corporate office building and is not guaranteed by Station LLC or its restricted subsidiaries under the Credit Facility. The amended and restated term loan bears interest at a variable rate per annum equal to Term SOFR plus 1.75% and matures in December 2030. Principal payments of $0.1 million and interest payments are payable on a monthly basis until the maturity date, at which time the remaining principal amount will become due.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principal Maturities
As of December 31, 2025, scheduled principal maturities of Station LLC’s long-term debt for each of the next five years and thereafter were as follows (amounts in thousands):

Years Ending December 31,
2026	$17,247
2027	17,247
2028	708,043
2029	17,247
2030	46,007
Thereafter	2,619,731
3,425,522
Debt discounts and issuance costs	(29,774)
$3,395,748
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
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At December 31, 2025, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $4.3 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.
9.    Fair Value Measurements
At December 31, 2025 and 2024, the Company’s only financial assets and liabilities measured at fair value on a recurring basis were its interest rate collars.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	December 31,		Level of Fair Value Hierarchy
		2025	2024
Assets
Interest rate collars	Other current assets	$—	$164	Level 2 – Significant unobservable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$483	$127	Level 2 – Significant unobservable inputs
Interest rate collars	Other long-term liabilities	$3,772	$3	Level 2 – Significant unobservable inputs
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2025	2024
Aggregate fair value	$3,412	$3,371
Aggregate carrying amount	$3,396	$3,407
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the years ended December 31, 2025 and 2024, the Company declared and paid quarterly cash dividends totaling $1.01 per share of Class A common stock and $1.00 per share of Class A common stock, respectively, which included $9.1 million and $8.7 million, respectively, paid to Fertitta Family Entities. Prior to the quarterly cash dividend payments, during the years ended December 31, 2025 and 2024, Station Holdco paid distributions to noncontrolling interest holders totaling $46.4 million and $46.0 million, respectively, which included $45.8 million and $45.4 million, respectively, paid to Fertitta Family Entities. During the years ended December 31, 2025 and 2024, Station Holdco paid tax distributions to noncontrolling interest holders of $43.9 million and $34.7 million, respectively, including $43.4 million and $34.3 million, respectively, paid to Fertitta Family Entities.
On February 10, 2026, the Company announced that it would pay a dividend of $0.26 per share to Class A stockholders of record as of March 16, 2026 to be paid on March 31, 2026, of which $2.3 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit Holders, including the Company, of $0.26 per LLC Unit, of which $11.8 million is expected to be paid to Fertitta Family Entities.
Special Dividends
On February 10, 2026, the Company announced that it would pay a special cash dividend of $1.00 per share of Class A common stock to stockholders of record as of February 20, 2026, to be paid on February 27, 2026, of which $9.1 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company of $1.00 per unit, of which $45.4 million is expected to be paid to Fertitta Family Entities.
In May 2025, the Company declared a special cash dividend of $1.00 per share of Class A common stock to stockholders on record as of May 14, 2025, which was paid on May 21, 2025, and included $9.1 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
In February 2024, the Company declared a special cash dividend of $1.00 per share of Class A common stock to stockholders of record as of February 22, 2024, which was paid on March 4, 2024, and included $8.5 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Repurchase Program
On October 27, 2025, the Company’s board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300.0 million of its Class A common stock, increasing the amount authorized for repurchases under the program to $900.0 million. As of December 31, 2025, the Company had repurchased an aggregate of 9.0 million shares of Class A common stock pursuant to the program, and the remaining amount authorized for repurchases was $524.4 million. The Company is not obligated to repurchase any shares under this program. Subject to applicable laws and the provisions of any agreements restricting the Company’s ability to do so, repurchases may be made at the Company’s discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors.
The repurchases for the year ended December 31, 2025 included 1,551,576 shares repurchased in open market transactions and 92,237 share repurchased in connection with an exchange of Class B shares for cash for an aggregate cost of $85.0 million. During the year ended December 31, 2024, the Company repurchased 75,000 shares of its Class A common stock in open market transactions for an aggregate cost of $3.9 million. The Class A shares were retired upon repurchase. The Company made no repurchases during the year ended December 31, 2023 under the program.
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
The Fertitta Family Entities hold all of the Company’s issued and outstanding shares of Class B common stock that have ten votes per share. As a result, Frank J. Fertitta III and Lorenzo J. Fertitta, together with their affiliates, control any action requiring the general approval of the Company’s stockholders, including the election of the board of directors, the adoption of amendments to the Certificate of Incorporation and by laws and the approval of any merger or sale of substantially all of the Company’s assets.
Holders of LLC Units are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock or for cash, at the Company’s election. Accordingly, as members of Station Holdco entitled to ten votes per share exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly reduced. Exchanges of LLC Units and shares of Class B common stock for shares of Class A common stock are based on an exchange ratio. The exchange ratio is a fraction, the numerator of which is the number of shares of Class A common stock outstanding immediately prior to the applicable exchange and the denominator of which is the number of LLC Units owned by Red Rock and its subsidiaries immediately prior to the applicable exchange. The initial exchange ratio at the IPO date was one share of Class A common stock for each LLC Unit and share of Class B common stock. The exchange ratio is subject to adjustment in the event that the number of outstanding shares of Class A common stock does not equal the number of LLC Units held by Red Rock. At December 31, 2025, the exchange ratio was 0.908 shares of Class A common stock for each LLC Unit and share of Class B common stock. During the year ended December 31, 2025, a noncontrolling interest holder unaffiliated with Red Rock exchanged 100,000 LLC Units, together with an equal number of Class B common shares, for cash at the election of the Company, which increased Red Rock’s percentage of ownership in Station Holdco. No shares of Class B common stock were exchanged for Class A shares or cash for the years ended December 31, 2024 and 2023.
Automatic Transfer
In the event that any outstanding share of Class B common stock shall cease to be held by a holder of an LLC Unit (including a transferee of an LLC Unit), such share shall automatically be transferred to the Company and thereupon shall be retired.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Red Rock Resorts, Inc.	$188,066	$154,051	$176,004
Transfers (to) from noncontrolling interests:
Exchanges of noncontrolling interests	215	—	—
Rebalancing of ownership percentage between the Company and noncontrolling interests of Station Holdco	(1,111)	(6,166)	(1,504)
Net transfers (to) from noncontrolling interests	(896)	(6,166)	(1,504)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$187,170	$147,885	$174,500

11.    Share-based Compensation
The Red Rock Resorts, Inc. 2016 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The Equity Incentive Plan was approved by the Company’s stockholders and is administered by the compensation committee or other designated committee of the board of directors (the “Committee”). The Equity Incentive Plan authorizes the Committee to grant share-based compensation awards, including stock options, restricted stock, performance awards, stock appreciation rights and certain other stock-based awards, to eligible participants. The Committee may designate plan participants, determine the types of awards to be granted and the number of shares covered by awards, and set the terms and conditions of awards, subject to limitations set forth in the plan. At December 31, 2025, a total of 24.0 million shares of Class A common stock were reserved for issuance under the plan, of which approximately 12.4 million shares were available to be issued.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock option awards issued under the plan generally vest over a requisite service period of four years and have a term of seven years from the grant date. The exercise price of stock options awarded under the plan is equal to the fair market value of the Company’s stock at the grant date. A summary of stock option activity is presented below:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2025	5,242,236	$38.23
Granted	1,207,631	52.11
Exercised (a)	(1,985,211)	27.20
Forfeited or expired	(122,439)	50.36
Antidilution adjustment (b)	133,183	n/m
Outstanding at December 31, 2025	4,475,400	$45.40	4.3	$74,079
Unvested instruments expected to vest	2,939,627	$50.06	5.1	$34,944
Exercisable at December 31, 2025	1,535,773	$36.47	2.9	$39,135
___________________________________
n/m = not meaningful
(a)Includes 1,324,293 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in May 2025, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The following information is provided for stock options awarded under the plan:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value	$25.55	$28.25	$22.31
Total intrinsic value of stock options exercised (amounts in thousands)	$60,051	$51,074	$51,559
The Company estimates the grant date fair value of stock option awards using the Black-Scholes model. The weighted- average assumptions used by the Company were as follows:

	Year Ended December 31,
	2025	2024	2023
Expected stock price volatility	61.6%	62.1%	62.8%
Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	4.3%	4.2%	3.9%
Expected dividend yield	1.9%	2.1%	2.4%
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
At December 31, 2025, unrecognized share-based compensation cost related to stock options was $40.6 million which is expected to be recognized over a weighted-average period of 2.5 years.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards
Restricted stock awards issued under the plan generally vest over requisite service periods of two to four years for employee awards and one year for awards to independent directors. A summary of restricted stock activity is presented below:

	Shares	Weighted-average grant date fair value
Nonvested at January 1, 2025	536,185	$49.14
Granted	417,076	52.16
Vested	(159,690)	41.61
Forfeited	(22,765)	52.16
Nonvested at December 31, 2025	770,806	$52.25
The following information is provided for restricted stock awarded under the plan:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value per share	$52.16	$58.50	$46.96
Total fair value of shares vested (amounts in thousands)	$7,825	$4,035	$5,554
At December 31, 2025, unrecognized share-based compensation cost for restricted stock awards was $23.1 million which is expected to be recognized over a weighted-average period of 2.7 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the Consolidated Statements of Income (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating costs and expenses:
Casino	$324	$220	$200
Food and beverage	148	109	71
Room	185	161	120
Selling, general and administrative	31,477	30,455	19,282
Total share-based compensation expense	$32,134	$30,945	$19,673
12.    Write-downs and Other, Net
Write-downs and other, net include various charges and gains related to non-routine transactions, such as net gains or losses on asset disposals, demolition and other costs associated with the Company’s closed properties, development and preopening expenses, business innovation and technology enhancements, contract termination costs and other.
For the year ended December 31, 2025, write-downs and other, net was an expense of $19.0 million, primarily comprising a charitable contribution of $7.5 million, development and preopening expenses of $4.1 million and $2.1 million in business innovation development expenses. For the year ended December 31, 2024, write-downs and other, net was an expense of $6.7 million, primarily comprising business innovation development expenses of $3.5 million, development and preopening expenses of $1.3 million (including $5.8 million in refunds for previously expensed development costs) and loss on asset disposals of $1.2 million. For the year ended December 31, 2023, write-downs and other, net was an expense of $32.0 million, primarily comprising development and preopening expenses of $53.4 million, $10.1 million of demolition costs associated with previously closed properties and $4.0 million in business innovation development expenses, partially offset by net gains on land sales of $38.6 million.

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
Income Tax Expense
The components of income tax expense are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$21,480	$34,607	$7,095
State and local	9	—	—
Total current income taxes	21,489	34,607	7,095
Deferred income taxes:
Federal	25,157	2,307	35,888
State and local	4	—	1
Total deferred income taxes	25,161	2,307	35,889
Total income tax expense	$46,650	$36,914	$42,984
A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows (amounts in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$84,487	21.0%
State and local income taxes, net of federal income tax effect	13	—%
Tax credits	(1,756)	(0.4)%
Nontaxable or nondeductible Items:
Share-based payment awards	(3,521)	(0.9)%
Income attributable to noncontrolling interests	(35,197)	(8.7)%
Other	2,413	0.6%
Changes in unrecognized tax benefits	159	—%
Other adjustments	52	—%
Effective tax rate	$46,650	11.6%

	Year Ended December 31,
	2024	2023
Expected U.S. federal income taxes at statutory rate	$68,923	$79,960
Income attributable to noncontrolling interests	(28,821)	(33,972)
Change in valuation allowance	—	(322)
Other	(3,188)	(2,682)
Income tax expense	$36,914	$42,984
The Company’s effective tax rate was 11.6%, 11.2% and 11.3% for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to income attributable to noncontrolling interests, for which the Company does not record income taxes. State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred tax assets are as follows (amounts in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Interest expense carryforwards and other attributes	$15,090	$21,807
Investment in partnership	12,123	26,052
Equity-based compensation	3,376	4,284
Tax receivable agreement	4,328	4,290
Total deferred tax assets	$34,917	$56,433
As a result of the Company’s IPO in 2016 and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in Station Holdco. The Company also recorded a deferred tax asset for its liability related to payments to be made pursuant to the TRA representing 85% of the tax savings the Company expects to realize from the amortization deductions associated with the step up in the basis of depreciable assets under Section 743 of the Internal Revenue Code. In addition, the Company has recorded deferred tax assets related to tax attributes, primarily interest limitation carryforwards. As of December 31, 2025, the Company had no material net operating loss carryforwards. As of December 31, 2025, the Company had $71.0 million of federal U.S. interest limitation carryforwards, which can be carried forward indefinitely.
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not (a likelihood of more than 50%) that the Company’s deferred tax assets will be realized. At December 31, 2025 and 2024, the Company recorded no valuation allowance against the Company’s deferred tax assets.
Income Taxes Paid
Cash income taxes paid (net of refunds) are shown by jurisdiction below (amounts in thousands):

Year Ended December 31, 2025
U.S. federal	$20,352
U.S. state	10
Total income taxes paid, net	$20,362
Income tax payments, net of refunds received, were $30.3 million and $21.1 million for the years ended December 31, 2024 and 2023, respectively.
Uncertain Tax Positions
The Company recorded $1.8 million of unrecognized tax benefits as of December 31, 2025. Included in the balance of unrecognized tax benefits as of December 31, 2025 and December 31, 2024 are tax benefits of $1.8 million that, if recognized, would impact the effective tax rate. The Company recorded interest of $0.2 million for each of the years ended December 31, 2025 and December 31, 2024. The Company did not record interest or penalties for unrecognized tax benefits for prior periods, as any recognition would have resulted in a reduction of its net operating loss or other tax attributes and would not have resulted in the underpayment of tax. The Company recognizes interest and penalties related to income taxes within the provision for income taxes.
The Company files annual income tax returns for Red Rock and Station Holdco in the U.S. federal jurisdiction and California. Under the 2017 U.S. federal tax year examination, the Internal Revenue Service (“IRS”) previously issued a Notice of Proposed Adjustment in relation to the 2017 land lease deduction. During 2024, the Company came to a final agreement with the IRS on the 2017 federal tax year examination and made a deposit equal to what the Company expected to owe. During 2025, final determinations with respect to the deposits were received from the IRS, and immaterial differences were recorded through the provision for income taxes. No net liability remains on the balance sheet.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There are no ongoing income tax audits as of December 31, 2025. For federal income tax purposes, the years 2022, 2023 and 2024 are subject to examination as the normal three-year statute of limitations would expire three years after the actual filing date of the returns.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The legislation did not have a material impact on the Company’s effective income tax rate for 2025.
The Company had the following activity for unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,798	$1,798	$1,798
Adjustments for tax positions of prior years	—	—	—
Balance at end of year	$1,798	$1,798	$1,798
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
During the year ended December 31, 2025, an exchange of LLC Units resulted in an increase in the amount payable under the TRA liability of $1.3 million, which was recorded through stockholders’ equity. For the year ended December 31, 2024, there were no exchanges of LLC Units and Class B common shares for Class A common stock. At December 31, 2025 and 2024, the Company’s liability under the TRA with respect to previously consummated transactions was $20.6 million and $20.4 million, respectively, which is due primarily to current and former executives of the Company or members of their respective family group. Of these amounts, $5.2 million and $5.6 million was payable to Fertitta Family Entities at December 31, 2025 and 2024, respectively. Future payments to the pre-IPO owners in respect of any subsequent exchanges of LLC Units and Class B common shares for Class A common stock would be in addition to these amounts and are expected to be substantial.
14.     401(k) Plan
The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions, which are regulated under Section 401(k) of the Internal Revenue Code, and may also make after-tax contributions. The plan allows for a discretionary employer contribution for all employees who meet certain eligibility requirements, including a maximum annual salary threshold. Employer matching and discretionary contribution expense was $10.4 million, $9.0 million and $8.8 million, for the years ended December 31, 2025, 2024 and 2023, respectively, which included discretionary contributions of $6.1 million, for the year ended December 31, 2025 and $5.2 million, for each of the years ended December 31, 2024 and 2023.
15.    Earnings Per Share
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income, basic	$355,670	$291,292	$337,776
Less: net income attributable to noncontrolling interests, basic	(167,604)	(137,241)	(161,772)
Net income attributable to Red Rock, basic	188,066	154,051	$176,004
Effect of dilutive securities	132,407	108,420	127,800
Net income attributable to Red Rock, diluted	$320,473	$262,471	$303,804

	Year Ended December 31,
	2025	2024	2023
Weighted-average shares of Class A common stock outstanding, basic	58,964	59,025	57,875
Effect of dilutive securities	43,631	44,641	45,342
Weighted-average shares of Class A common stock outstanding, diluted	102,595	103,666	103,217
The calculation of diluted earnings per share of Class A common stock excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive (amounts in thousands):

	As of December 31,
	2025	2024	2023
Shares issuable upon exercise of stock options	2,546	1,845	2,257
Shares issuable upon vesting of restricted stock	86	87	149
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, separate presentation of earnings per share of Class B common stock under the two-class method has not been presented.
16.    Leases
Lessee
The components of lease expense were as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7,673	$7,827	$7,375
Short-term lease cost	1,051	757	669
Variable lease cost	24,018	26,359	21,383
Amortization of finance lease right-of-use assets	3,506	—	—
Finance lease interest cost	790	—	—
Total lease expense	$37,038	$34,943	$29,427

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases under which the Company is the lessee was as follows (amounts in thousands):

		December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating leases	Other assets, net	$28,108	$28,247
Finance leases	Finance lease right-of-use assets, net	$38,561	$—

Current liabilities
Operating leases	Other accrued liabilities	$5,863	$6,444
Finance leases	Current portion of finance lease liabilities	$9,810	$—

Non-current liabilities
Operating leases	Other long-term liabilities	$28,665	$28,148
Finance leases	Long-term finance lease liabilities, less current portion	$31,123	$—
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,270	$7,239	$5,886
Operating cash flows from finance leases	391	—	—
Financing cash flows from finance leases	$1,525	$—	$—
Right-of use assets obtained in exchange for new lease liabilities:
Operating leases	$7,369	$3,690	$2,522
Finance leases	$42,067	$—	$—
Supplemental other information related to leases under which the Company is the lessee was as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term - operating leases (years)	20.0	18.7	17.6
Weighted-average remaining lease term - finance leases (years)	3.7	0.0	0.0

Weighted-average discount rate - operating leases	5.61%	5.45%	5.34%
Weighted-average discount rate - finance leases	5.80%	—%	—%

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum lease payments required under operating and finance leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2025 are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$7,005	$13,770
2027	6,358	11,808
2028	4,844	11,808
2029	2,024	7,872
2030	2,179	—
Thereafter	54,328	—
Total future lease payments	76,738	45,258
Less imputed interest	(42,210)	(4,325)
Total lease liabilities	$34,528	$40,933
The Company leases retail space from a company affiliated with Robert Lewis, an independent director of the Company, and his family. The lease, which was entered into in January 2023, has an initial term of ten years and the Company has four five-year renewal options. The annual base rent under the lease is $209 thousand for the first five years of the lease and $234 thousand for years six through ten. For the four five-year renewal periods, the annual base rent ranges from $262 thousand to $368 thousand. The Company is also required to pay additional rent to the lessor representing the proportionate share of real property taxes, insurance and common area expenses associated with the leased premises. The Company recognized an operating lease right-of-use asset and right-of-use liability of $1.6 million each. For the year ended December 31, 2025, the Company paid $339 thousand to the lessor pursuant to the lease. The Company made no payments to the lessor for the year ended December 31, 2024.
Lessor
For the years ended December 31, 2025, 2024 and 2023, revenue from tenant leases was $29.1 million, $29.4 million and $25.3 million, respectively. Revenue from tenant leases is included in Other revenues in the Company’s Consolidated Statements of Income.
At December 31, 2025, the Company’s tenant leases had remaining lease terms ranging from less than one year to approximately 26 years. The following table presents undiscounted future minimum rentals to be received under operating leases as of December 31, 2025 (amounts in thousands):

Year Ending December 31,
2026	$10,867
2027	7,819
2028	5,791
2029	4,247
2030	2,783
Thereafter	6,106
$37,613
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

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Year ended December 31, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$1,340,529	$—	$1,340,529
Food and beverage	362,424	—	362,424
Room	190,128	—	190,128
Development fees	—	17,632	17,632
Other (a)	88,701	—	88,701
Segment net revenues	1,981,782	17,632	1,999,414
Corporate and other revenues (b)			12,069
Net revenues			$2,011,483
Less:
Payroll and related	545,732	—
Cost of sales (c)	94,528	—
Gaming taxes	101,978	—
Other segment expenses (d)	323,660	—
Segment Adjusted EBITDA	915,884	17,632	933,516
Corporate and other Adjusted EBITDA (e)			(84,925)
Adjusted EBITDA (f)			$848,591

Adjustments and other reconciling items
Depreciation and amortization			$197,405
Share-based compensation			32,134
Write-downs and other, net			19,019
Interest expense, net			201,876
Loss on extinguishment/modification of debt			25
Change in fair value of derivative instruments			4,288
Gain on Native American development			(8,476)
Provision for income tax			46,650
Net income			$355,670

Total assets
Las Vegas operations			$3,481,076
Native American management			19,632
Corporate and other			666,365
			$4,167,073
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. Tenant lease revenue is accounted for under the lease accounting guidance. See Note 16.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year ended December 31, 2024
	Las Vegas operations	Native American	Total
Net revenues
Casino	$1,277,249	$—	$1,277,249
Food and beverage	360,388	—	360,388
Room	200,517	—	200,517
Other (a)	87,974	—	87,974
Segment net revenues	1,926,128	—	1,926,128
Corporate and other revenues (b)			12,883
Net revenues			$1,939,011
Less:
Payroll and related	531,878	—
Cost of sales (c)	94,284	—
Gaming taxes	98,271	—
Other segment expenses (d)	322,335	—
Segment Adjusted EBITDA	879,360	—	879,360
Corporate and other Adjusted EBITDA (e)			(83,460)
Adjusted EBITDA (f)			$795,900

Adjustments and other reconciling items
Depreciation and amortization			$187,112
Share-based compensation			30,945
Write-downs and other, net			6,705
Interest expense, net			228,804
Loss on extinguishment/modification of debt			14,402
Change in fair value of derivative instruments			(274)
Provision for income tax			36,914
Net income			$291,292

Total assets
Las Vegas operations			$3,282,609
Native American management			83,673
Corporate and other			679,249
			$4,045,531
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. Tenant lease revenue is accounted for under the lease accounting guidance. See Note 16.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses.

RED ROCK RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year ended December 31, 2023
	Las Vegas operations	Native American	Total
Net revenues
Casino	$1,132,154	$—	$1,132,154
Food and beverage	313,619	—	313,619
Room	183,103	—	183,103
Other (a)	81,075	—	81,075
Segment net revenues	1,709,951	—	1,709,951
Corporate and other revenues (b)			14,135
Net revenues			$1,724,086
Less:
Payroll and related	442,844	—
Cost of sales (c)	80,184	—
Gaming taxes	86,034	—
Other segment expenses (d)	282,069	—
Segment Adjusted EBITDA	818,820	—	818,820
Corporate and other Adjusted EBITDA (e)			(72,852)
Adjusted EBITDA (f)			$745,968

Adjustments and other reconciling items
Depreciation and amortization			$132,536
Share-based compensation			19,673
Write-downs and other, net			31,976
Interest expense, net			181,023
Provision for income tax			42,984
Net income			$337,776
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. Tenant lease revenue is accounted for under the lease accounting guidance. See Note 16.
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
The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $319.0 million, $283.9 million and $699.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Red Rock Resorts, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Red Rock Resorts, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Red Rock Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 20, 2026

ITEM 9B.OTHER INFORMATION
During the quarter ended December 31, 2025, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 and is incorporated herein by reference.
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
ITEM 11.EXECUTIVE COMPENSATION
The information required under this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025 and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025 and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025 and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Red Rock Resorts, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
        Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
        Financial Statements:
    Consolidated Balance Sheets as of December 31, 2025 and 2024
    Consolidated Statements of Income — Years ended December 31, 2025, 2024 and 2023
    Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2025, 2024 and 2023
    Consolidated Statements of Cash Flows — Years ended December 31, 2025, 2024 and 2023
    Notes to Consolidated Financial Statements
    2.    Schedule II — Valuation and Qualifying Accounts
    We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RED ROCK RESORTS, INC.
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	Balance at Beginning of Year	Additions (deductions)	Balance at End of Year
Description
Deferred income tax asset valuation allowance:
2025	$—	$—	$—
2024	—	—	—
2023	1,746	(1,746)	—

    3.    Exhibits

Exhibit Number	Exhibit Description
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
19.1    Red Rock Resorts, Inc. Securities Trading Policy. (Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed February 21, 2025.)
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

RED ROCK RESORTS, INC.
Dated:	By:	/s/ FRANK J. FERTITTA III
February 20, 2026		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Frank J. Fertitta III

/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	February 20, 2026
Lorenzo J. Fertitta

/s/ STEPHEN L. COOTEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2026
Stephen L. Cootey

/s/ ROBERT A. CASHELL, JR.	Director	February 20, 2026
Robert A. Cashell, Jr.

/s/ JAMES E. NAVE, D.V.M.	Director	February 20, 2026
James E. Nave, D.V.M.

/s/ ROBERT E. LEWIS	Director	February 20, 2026
Robert E. Lewis