Form 10-Q
period 2026-03-31
Red Rock Resorts, Inc.
filed 2026-05-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2026
Class A Common Stock, $0.01 par value	58,465,634
Class B Common Stock, $0.00001 par value	45,885,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,026	$142,471
Receivables, net	68,304	73,904
Inventories	17,563	17,946
Prepaid gaming tax	29,868	29,158
Prepaid expenses and other current assets	28,524	23,286
Total current assets	278,285	286,765
Property and equipment, net of accumulated depreciation of $1,616,691 and $1,597,591 at March 31, 2026 and December 31, 2025, respectively	3,024,378	2,971,799
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $23,346 and $22,951 at March 31, 2026 and December 31, 2025, respectively	79,705	80,100
Land held for development	469,422	469,422
Deferred tax asset, net	32,118	34,917
Finance lease right-of-use assets, net	50,634	38,561
Other assets, net	93,042	89,833
Total assets	$4,223,260	$4,167,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,199	$21,645
Accrued interest payable	13,497	23,752
Construction payable	96,587	103,972
Other accrued liabilities	174,028	183,280
Income tax payable	12,540	2,281
Current portion of payable pursuant to tax receivable agreement	1,245	1,195
Current portion of finance lease liabilities	12,620	9,810
Current portion of long-term debt	17,247	17,247
Total current liabilities	344,963	363,182
Long-term debt, less current portion	3,530,570	3,378,501
Other long-term liabilities	42,262	42,571
Long-term finance lease liabilities, less current portion	39,741	31,123
Payable pursuant to tax receivable agreement, less current portion	18,167	19,412
Total liabilities	3,975,703	3,834,789
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 58,465,634 and 59,090,847 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	585	591
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,885,804 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	—	—
Retained earnings	142,133	207,738
Total Red Rock Resorts, Inc. stockholders’ equity	142,719	208,330
Noncontrolling interest	104,838	123,954
Total stockholders’ equity	247,557	332,284
Total liabilities and stockholders’ equity	$4,223,260	$4,167,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Casino	$340,522	$333,245
Food and beverage	90,323	89,272
Room	45,514	50,170
Native American management and development fees	4,737	—
Other	26,223	25,174
Net revenues	507,319	497,861
Operating costs and expenses:
Casino	91,230	89,413
Food and beverage	74,187	73,761
Room	15,604	15,989
Other	7,700	7,243
Selling, general and administrative	114,357	104,711
Depreciation and amortization	55,855	48,331
Write-downs and other, net	4,710	4,060
	363,643	343,508
Operating income	143,676	154,353
Earnings from joint ventures	707	712
Operating income and earnings from joint ventures	144,383	155,065
Other (expense) income:
Interest expense, net	(49,504)	(51,110)
Change in fair value of derivative instruments	966	(5,194)
	(48,538)	(56,304)
Income before income tax	95,845	98,761
Provision for income tax	(13,125)	(12,811)
Net income	82,720	85,950
Less: net income attributable to noncontrolling interests	39,831	41,201
Net income attributable to Red Rock Resorts, Inc.	$42,889	$44,749

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.74	$0.76
Earnings per share of Class A common stock, diluted	$0.73	$0.75
Weighted-average common shares outstanding:
Basic	58,204	59,203
Diluted	59,369	103,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2025	59,091	$591	45,886	$1	$—	$207,738	$123,954	$332,284
Net income	—	—	—	—	—	42,889	39,831	82,720
Share-based compensation	—	—	—	—	7,793	—	—	7,793
Distributions	—	—	—	—	—	—	(57,828)	(57,828)
Dividends	—	—	—	—	—	(74,319)	—	(74,319)
Stock option exercises and issuance of restricted stock, net	57	1	—	—	(1)	—	—	—
Repurchase of Class A common stock	(636)	(6)	—	—	(4,160)	(34,175)	—	(38,341)
Withholding tax on share-based compensation	(46)	(1)	—	—	(4,751)	—	—	(4,752)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	1,119	—	(1,119)	—
Balances, March 31, 2026	58,466	$585	45,886	$1	$—	$142,133	$104,838	$247,557

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833
Net income	—	—	—	—	—	44,749	41,201	85,950
Share-based compensation	—	—	—	—	7,755	—	—	7,755
Distributions	—	—	—	—	—	—	(11,496)	(11,496)
Dividends	—	—	—	—	—	(15,030)	—	(15,030)
Stock option exercises and issuance of restricted stock, net	504	5	—	—	(5)	—	—	—
Withholding tax on share-based compensation	(45)	—	—	—	(4,404)	—	—	(4,404)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,065)	—	1,065	—
Balances, March 31, 2025	60,092	$601	45,986	$1	$20,916	$225,553	$122,537	$369,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$82,720	$85,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,855	48,331
Write-downs and other, net	1,534	118
Amortization of debt discount and debt issuance costs	1,813	1,750
Share-based compensation	7,680	7,624
Change in fair value of derivative instruments	(966)	5,194
Deferred income tax	2,799	(10)
Changes in assets and liabilities:
Receivables, net	5,600	(4,529)
Inventories and prepaid expenses	(4,681)	(6,264)
Accounts payable	(4,446)	(698)
Accrued interest payable	(10,438)	(13,777)
Income tax receivable/payable	10,259	12,773
Other accrued liabilities	(8,601)	(8,735)
Other, net	705	(1,500)
Net cash provided by operating activities	139,833	126,227
Cash flows from investing activities:
Capital expenditures, net of related payables	(117,229)	(68,228)
Native American development costs	—	(24,173)
Other, net	(1,017)	(129)
Net cash used in investing activities	(118,246)	(92,530)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	220,000	70,000
Payments under credit agreements with original maturity dates greater than three months	(68,925)	(83,925)
Distributions to noncontrolling interests	(57,828)	(11,496)
Repurchases of Class A common stock	(38,341)	—
Withholding tax on share-based compensation	(4,752)	(4,404)
Dividends paid	(75,312)	(15,950)
Payments on finance leases	(3,320)	—
Payments on tax receivable agreement liability	(1,195)	(1,355)
Other, net	(359)	(316)
Net cash used in financing activities	(30,032)	(47,446)
Decrease in cash and cash equivalents	(8,445)	(13,749)
Balance, beginning of period	142,471	164,383
Balance, end of period	$134,026	$150,634
Supplemental cash flow disclosures:
Cash paid for interest, net of $628 and $140 capitalized, respectively	$58,174	$63,168
Cash paid for income taxes	$15	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$88,102	$33,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming facilities and 14 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2026, the Company held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made, and such adjustments were of a normal recurring nature. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU is intended to improve disclosure of expenses and requires disclosure of specific expenses included in the expense captions presented on the face of the income statement, as well as selling expenses. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The guidance can be applied prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the guidance and its impact on the Company’s disclosures. The guidance only impacts disclosures and is not expected to have an impact on the Company’s financial condition and results of operations.
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
Entities controlled by Frank J. Fertitta III, the Company’s Chairman of the Board and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman of the Board and a vice president of the Company (the “Fertitta Family Entities”), hold 99% of the noncontrolling interest. The Fertitta Family Entities have the power to control the Company’s management and affairs through their ownership of Class B common stock. See Note 8 for additional information.
The ownership of the LLC Units is summarized as follows:

	March 31, 2026		December 31, 2025
	Units	Ownership %	Units	Ownership %
Red Rock	65,012,598	58.6%	65,084,820	58.7%
Noncontrolling interest holders	45,885,804	41.4%	45,885,804	41.3%
Total	110,898,402	100.0%	110,970,624	100.0%

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
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint seeks to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter has resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono has answered the first amended complaint and each of the Mono and Picayune have filed motions for summary judgment, which motions are fully briefed. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune has appealed the grant of the State of California’s demurrer and the Mono have appealed the grant of Picayune’s motion for summary judgment. In December 2025, in separate decisions, the appellate court affirmed the judgment of the lower court against the Mono and affirmed the dismissal by the lower court of Picayune’s case against the Governor. The Mono filed a petition for review with the Supreme Court of California, which was denied in April 2026.
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
Through April 4, 2025, the Company had paid approximately $117.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay costs of litigation and certain construction costs. The Company accounts for the advances using the cost recovery method, and the Company recognizes no interest on the advances until the carrying amount of the advances has been recovered and the interest is received. Immediately prior to the receipt of the $110.5 million payment, the carrying amount of the advances was $102.0 million, which was net of a $15.1 million fair value adjustment recognized upon the Company’s adoption of fresh-start reporting in 2011. The $110.5 million repayment reduced the carrying amount of the advances to zero and the Company recognized a gain on Native

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
American development of $8.5 million, representing the excess of the repayment amount over the net carrying amount of the advances, which the Company recognized in the second quarter of 2025.
At March 31, 2026, there was $80.6 million in unrecognized amounts due from the Mono. As the Company will continue to use the cost recovery method, the unrecognized amount and future accrued interest will remain on nonaccrual status. The Company will recognize future payments related to unrecognized amounts due from the Mono as Gain on Native American development as they are received. Future repayments of amounts due from the Mono are expected to come from cash flows from the North Fork Project’s operations, from the North Fork Project’s financing, or from a combination of both.
Under the terms of the Development Agreement, the Company is entitled to receive a development fee of 4% of the costs of construction for its development services, which will be due and payable on the date the casino opens to the public. After the Mono’s receipt of the construction loan, the Company concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. During the three months ended March 31, 2026, the Company recorded $2.9 million in development fee revenue and the corresponding receivable. The receivable from the Mono is presented in Receivables, net on the Condensed Consolidated Balance Sheets. The Company will recognize future development fee revenue over time as it satisfies its performance obligations under the Development Agreement.
The management agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The Management Agreement has a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement. For the three months ended March 31, 2026, the Company recorded $1.8 million of management fee revenue related to reimbursable costs for the North Fork Project. The reimbursable costs are primarily payroll related.
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
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$22,320	$23,577
Advance deposits and future wagers	17,377	20,428
Rewards program liability	11,421	11,293
Other accrued liabilities:
Accrued payroll and related	44,256	50,524
Accrued gaming and related	35,584	35,446
Operating lease liabilities, current portion	6,391	5,863
Other	36,679	36,149
	$174,028	$183,280

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	March 31, 2026	December 31, 2025
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (5.67% and 5.72% at March 31, 2026 and December 31, 2025, respectively), net of unamortized discount and deferred costs of $17.0 million and $17.8 million at March 31, 2026 and December 31, 2025, respectively	$1,521,583	$1,524,766
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.17% and 5.22% at March 31, 2026 and December 31, 2025, respectively)	310,000	155,000
6.625% Senior Notes due March 15, 2032, net of unamortized deferred issuance costs of $5.3 million and $5.5 million at March 31, 2026 and December 31, 2025, respectively	494,678	494,498
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $3.8 million and $3.9 million at March 31, 2026 and December 31, 2025, respectively	496,239	496,095
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $2.2 million and $2.5 million at March 31, 2026 and December 31, 2025, respectively	688,563	688,279
Other long-term debt, weighted-average interest of 5.45% and 5.50% at March 31, 2026 and December 31, 2025, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at March 31, 2026 and December 31, 2025, respectively	36,754	37,110
Total long-term debt	3,547,817	3,395,748
Current portion of long-term debt	(17,247)	(17,247)
Total long-term debt, net	$3,530,570	$3,378,501
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) plus 2.00% or base rate plus 1.00%. The Revolving Credit Facility bears interest at a rate per annum, at Station LLC’s option, equal to either Term SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated senior secured net leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at March 31, 2026.
Revolving Credit Facility
At March 31, 2026, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $743.0 million, which was net of $310.0 million in outstanding borrowings and $47.0 million in outstanding letters of credit and similar obligations.
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
In April 2024, Station LLC entered into two zero cost interest rate collar agreements with an aggregate notional amount of $750.0 million. Both interest rate collars include a Term SOFR cap of 5.25% and a weighted average Term SOFR floor of 2.89% and will mature in April 2029. Monthly cash settlements are received from or paid to the counterparties when interest rates rise above or fall below the contractual cap or floor rates. The interest rate collars are not designated in hedging relationships for accounting purposes.
The Company records all derivative instruments on the balance sheet at fair value, which it determines using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Station LLC has not posted any collateral related to its interest rate collars; however, its obligations under the interest rate collars are subject to the security and guarantee arrangements applicable to the Credit Facility. The interest rate collar agreements contain cross-default provisions under which Station LLC could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. At March 31, 2026, the aggregate termination value of the interest rate collars, including accrued interest, but excluding any adjustment for nonperformance risk, was a liability of $3.4 million. Had Station LLC been in breach of the provisions of its interest rate collar agreements, it could have been required to pay the termination value to settle the obligations.
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025	Level of Fair Value Hierarchy
Liabilities
Interest rate collars	Other accrued liabilities	$308	$483	Level 2 – Other observable inputs
Interest rate collars	Other long-term liabilities	$2,981	$3,772	Level 2 – Other observable inputs
The Company had no financial assets measured at fair value on a recurring basis at March 31, 2026 or December 31, 2025.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2026	December 31, 2025
Aggregate fair value	$3,539	$3,412
Aggregate carrying amount	$3,548	$3,396
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

	Three Months Ended March 31,
	2026	2025
Net income attributable to Red Rock Resorts, Inc.	$42,889	$44,749
Transfers from (to) noncontrolling interests
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	1,119	(1,065)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers from (to) noncontrolling interests	$44,008	$43,684

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
Dividends and Distributions
During the three months ended March 31, 2026 and 2025, the Company declared and paid quarterly cash dividends of $0.26 per share of Class A common stock and $0.25 per share of Class A common stock, respectively, which included $2.4 million and $2.3 million, respectively, paid to Fertitta Family Entities.
Prior to the quarterly cash dividend payments, during the three months ended March 31, 2026 and 2025, Station Holdco paid distributions to noncontrolling interest holders of $11.9 million and $11.5 million, respectively, which included $11.8 million and $11.3 million, respectively, paid to Fertitta Family Entities. During the three months ended March 31, 2026 and 2025, Station Holdco paid no tax distributions to noncontrolling interest holders.
On April 29, 2026, the Company announced that it would pay a dividend of $0.26 per share to Class A shareholders of record as of June 15, 2026 to be paid on June 30, 2026, of which $2.4 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.26 per LLC Unit, of which $11.8 million is expected to be paid to Fertitta Family Entities.
Special Dividends
In February 2026, the Company declared a special cash dividend of $1.00 per share of Class A common stock which was paid on February 27, 2026, and included $9.1 million paid to Fertitta Family Entities. Prior to the payment of the special

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
Equity Repurchase Program
On October 27, 2025, the Company’s board of directors authorized the extension of the equity repurchase program through December 31, 2027 and authorized the repurchase of an additional $300.0 million of its Class A common stock, increasing the amount authorized for repurchases under the program to $900.0 million. During the three months ended March 31, 2026, the Company repurchased 635,657 shares of its Class A common stock for an aggregate purchase price of $38.3 million and a weighted average price per share of $60.32 in open market transactions. The Company made no repurchases during the three months ended March 31, 2025 under the program. At March 31, 2026, the remaining amount authorized for repurchase under the program was $486.0 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 24.0 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 12.6 million shares were available for issuance at March 31, 2026.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2026	770,806	$52.25	4,475,400	$45.40
Activity during the period:
Granted	9,663	62.09	—	—
Vested/exercised (a)	(151,708)	47.60	(171,722)	31.09
Forfeited/expired	(9,597)	52.10	(20,216)	50.22
Antidilution adjustment (b)	—	—	66,218	n/m
Outstanding at March 31, 2026	619,164	$53.55	4,349,680	$45.25
_______________________________________________________________
n/m = Not meaningful
(a)Stock options exercised included 115,744 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in February 2026, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The Company recognized share-based compensation expense of $7.7 million and $7.6 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized share-based compensation cost was $55.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s effective tax rate for the three months ended March 31, 2026 was 13.7%, as compared to 13.0% for the three months ended March 31, 2025. The Company’s effective tax rate for the three months ended March 31, 2026 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax adjustments.
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
At March 31, 2026 and December 31, 2025, the Company’s liability under the TRA was $19.4 million and $20.6 million, respectively, of which $4.9 million and $5.2 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the three months ended March 31, 2026 or 2025. During the three months ended March 31, 2026, the Company made payments on the TRA liability of $1.2 million and expects to pay $1.2 million of the TRA liability within the next twelve months.
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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2026, represented nonvested restricted shares of Class A common stock and outstanding stock options. Dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2025, represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$82,720	$85,950
Less: net income attributable to noncontrolling interests	(39,831)	(41,201)
Net income attributable to Red Rock, basic	42,889	44,749
Effect of dilutive securities	363	32,549
Net income attributable to Red Rock, diluted	$43,252	$77,298

	Three Months Ended March 31,
	2026	2025
Weighted average shares of Class A common stock outstanding, basic	58,204	59,203
Effect of dilutive securities	1,165	44,190
Weighted average shares of Class A common stock outstanding, diluted	59,369	103,393

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at March 31, 2026 and 2025, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	45,886	—
Stock options	1,254	2,936
Unvested restricted shares of Class A common stock	1	501
Shares of Class B common stock are not entitled to share in the earnings of the Company and are not participating securities. Accordingly, earnings per share of Class B common stock under the two-class method has not been presented.
12.    Finance Leases
In March 2026, the Company entered into a new finance lease agreement for certain equipment used in its operations. The lease commenced on March 1, 2026 and has a term of five years. The fixed monthly payment for the finance lease is $0.3 million. The lease does not contain purchase options or residual value guarantees and does not contain significant restrictions or covenants.
Upon commencement of the lease, the Company recognized a finance lease ROU asset and corresponding finance lease liability of $14.9 million, representing the present value of future lease payments discounted at the Company’s incremental borrowing rate of 5.74%. At March 31, 2026, the carrying amount of the new finance lease ROU asset was $14.7 million and the carrying amount of the finance lease liability was $15.0 million, of which $2.7 million is classified as current. At March 31, 2026, the new finance lease has a weighted-average remaining lease term of five years.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The components of finance lease expense and supplemental cash flow information related to finance leases under which the Company is the lessee was as follows (amounts in thousands):

Three Months Ended March 31, 2026
Finance lease expense:
Amortization of finance lease right-of use assets	$2,858
Finance lease interest costs	618
Total finance lease expense	$3,476

Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$802
Financing cash flows from finance leases	$3,320

Right-of-use assets obtained in exchange for new finance lease liabilities	$14,931
There was no finance lease activity during the three months ended March 31, 2025.
Supplemental other information related to finance leases under which the Company is the lessee was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	3.9	3.7
Weighted-average discount rate	5.78%	5.80%
Future minimum lease payments required under finance leases as of March 31, 2026 are as follows (amounts in thousands):

Year Ending December 31,
2026	$12,562
2027	15,250
2028	15,250
2029	11,314
2030	3,442
Thereafter	574
Total future finance lease payments	58,392
Less imputed interest	(6,031)
Total finance lease liabilities	$52,361
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
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Three Months Ended March 31, 2026
	Las Vegas operations	Native American	Total
Net revenues
Casino	$340,522	$—	$340,522
Food and beverage	90,323	—	90,323
Room	45,514	—	45,514
Native American management and development fees	—	4,737	4,737
Other (a)	23,163	—	23,163
Segment net revenues	499,522	4,737	504,259
Corporate and other revenues (b)			3,060
Net revenues			$507,319
Less:
Payroll and related	136,877	1,497
Cost of sales (c)	23,209	—
Gaming taxes	25,904	—
Other segment expenses (d)	81,115	317
Segment Adjusted EBITDA	232,417	2,923	235,340
Corporate and other Adjusted EBITDA (e)			(22,712)
Adjusted EBITDA (f)			$212,628

Adjustments and other reconciling items
Depreciation and amortization			$55,855
Share-based compensation			7,680
Write-downs and other, net			4,710
Interest expense, net			49,504
Change in fair value of derivative instruments			(966)
Provision for income tax			13,125
Net income			$82,720
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended March 31, 2026, tenant lease revenue was $7.0 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$333,245	$—	$333,245
Food and beverage	89,272	—	89,272
Room	50,170	—	50,170
Other (a)	22,266	—	22,266
Segment net revenues	494,953	—	494,953
Corporate and other revenues (b)			2,908
Net revenues			$497,861
Less:
Payroll and related	133,464	—
Cost of sales (c)	23,471	—
Gaming taxes	25,477	—
Other segment expenses (d)	76,641	—
Segment Adjusted EBITDA	235,900	—	235,900
Corporate and other Adjusted EBITDA (e)			(20,820)
Adjusted EBITDA (f)			$215,080

Adjustments and other reconciling items
Depreciation and amortization			$48,331
Share-based compensation			7,624
Write-downs and other, net			4,060
Interest expense, net			51,110
Change in fair value of derivative instruments			5,194
Provision for income tax			12,811
Net income			$85,950
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
The Company’s total assets for its two reportable segments and Corporate and other are presented in the table below (amounts in thousands):

	March 31, 2026	December 31, 2025
Total assets
Las Vegas operations	$3,522,861	$3,481,076
Native American	22,770	19,632
Corporate and other	677,629	666,365
	$4,223,260	$4,167,073

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of the Financial Condition and Results of Operations (the “MD&A”) of Red Rock Resorts, Inc. (“we,” “our,” “us,” “Red Rock” or the “Company”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 14 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At March 31, 2026, we held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In March 2026, the unemployment rate in the Las Vegas metropolitan area was 5.4% as compared to 5.6% in March 2025. Statewide, the unemployment rate for March 2026 was 5.3% as compared to 5.7% in March 2025. In March 2026, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $480,000, down 1.0% from $485,000 in March 2025. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment or housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends, including strong carded slot play and robust spend per visit and net theoretical win across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive consistent operating results in 2026. However, we cannot predict whether these trends will continue, nor can we predict the extent to which impacts of inflation, interest rate fluctuations and other economic uncertainties may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended March 31,		Percent change
	2026	2025
Net revenues	$507,319	$497,861	1.9%
Operating income	143,676	154,353	(6.9)%

Casino revenues	340,522	333,245	2.2%
Casino expenses	91,230	89,413	2.0%
Margin	73.2%	73.2%

Food and beverage revenues	90,323	89,272	1.2%
Food and beverage expenses	74,187	73,761	0.6%
Margin	17.9%	17.4%

Room revenues	45,514	50,170	(9.3)%
Room expenses	15,604	15,989	(2.4)%
Margin	65.7%	68.1%

Other revenues	26,223	25,174	4.2%
Other expenses	7,700	7,243	6.3%

Native American management and development fees	4,737	—	n/m

Selling, general and administrative expenses	114,357	104,711	9.2%
Percent of net revenues	22.5%	21.0%

Depreciation and amortization	55,855	48,331	15.6%
Write-downs and other, net	4,710	4,060	n/m
Interest expense, net	49,504	51,110	(3.1)%
Change in fair value of derivative instruments	(966)	5,194	n/m
Net income attributable to noncontrolling interests	39,831	41,201	(3.3)%
Provision for income tax	13,125	12,811	2.5%
Net income attributable to Red Rock	42,889	44,749	(4.2)%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American arrangements into one reportable segment. The results of operations for our Native American segment are discussed in the section entitled “Native American Management and Development Fees” below. The results for our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended March 31, 2026 were $507.3 million, an increase of 1.9% compared to $497.9 million for the prior year period. For the three months ended March 31, 2026, our casino, food and beverage and other revenues increased by 2.2%, 1.2% and 4.2%, respectively, and room revenues decreased by 9.3% as compared to the same period in 2025. Certain of our properties experienced construction disruption associated with renovations and build out of new amenities. In addition, for the three months ended March 31, 2026, we recognized Native American management and development fees revenue of $4.7 million representing fees earned from our agreements with a Native American tribe to develop and manage the North Fork Project.
Operating Income. For the three months ended March 31, 2026, our operating income was $143.7 million compared to $154.4 million in the prior year period. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues increased by 2.2% for the three months ended March 31, 2026 as compared to the prior year period. For the three months ended March 31, 2026 as compared to the prior year period, our slot handle increased by 1.2%, while our table games drop and race and sports write decreased by 3.6% and 5.0%, respectively. In addition, for the three months ended March 31, 2026, our slot hold and table games hold were consistent, while our race and sports hold increased by 1.8%, all as compared to the prior year period. Casino expenses increased by 2.0% for the three months ended March 31, 2026 as compared to the prior year period, primarily due to employee-related costs, partially offset by lower participation fees as a result of our finance leases.
Food and Beverage. Food and beverage includes revenues and expenses from our restaurants, bars and catering. For the three months ended March 31, 2026, food and beverage revenues increased by 1.2% as compared to the same period in the prior year primarily due to an increase in catering business. For the three months ended March 31, 2026, the number of restaurant guests served was consistent, while the average guest check increased by 1.3%, both as compared to the prior year period. Food and beverage expenses increased slightly for three months ended March 31, 2026, as compared to the prior year period.
Room.  For the three months ended March 31, 2026 room revenues decreased by 9.3% as compared to the prior year period, primarily due to hotel renovations at Green Valley Ranch. Room expenses for the three months ended March 31, 2026 decreased by 2.4% as compared to the prior year period, primarily due to lower housekeeping-related expenses, hotel commissions and employee-related costs.
Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2026	2025
Occupancy	89.4%	90.4%
Average daily rate	$202.66	$201.59
Revenue per available room	$181.27	$182.33
For the three months ended March 31, 2026, our ADR and revenue per available room were consistent as compared to the prior year period. Our occupancy rate for the three months ended March 31, 2026 decreased by 1.0 percentage point as compared to the prior year period.
Native American Management and Development Fees.  Native American management and development fees revenue represents fees earned from our management and development agreements with the North Fork Rancheria of Mono Indians (the “Mono”). Under the terms of our development agreement, we are entitled to receive a development fee of 4% of the costs of construction for our development services related to the North Fork Project. In April 2025 the Mono completed its construction financing and we concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. Development fee revenue for the three months ended March 31, 2026 was $2.9 million. For the three months ended March 31, 2026, we recognized $1.8 million of management fee revenue related to reimbursable costs incurred under the management agreement with the Mono. Reimbursable costs represent amounts received or due under our management agreement with the Mono for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment, and their corresponding expenses.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2026, SG&A expenses increased 9.2% to $114.4 million as compared to the prior year period. The increase in SG&A expenses were primarily due to employee-related costs and reimbursable expenses related to our Native American management agreement with the Mono. As a percentage of net revenue, SG&A expenses for the three months ended March 31, 2026 increased slightly as compared to the prior year period.
Depreciation and Amortization.  For the three months ended March 31, 2026, depreciation and amortization expense increased by 15.6% as compared to the prior year period, primarily due to new assets placed in service.
Write-downs and Other, net. For the three months ended March 31, 2026, write-downs and other, net totaled $4.7 million, primarily comprising development and preopening expenses, business innovations development expenses and loss on asset disposals. For the three months ended March 31, 2025, write-downs and other, net totaled $4.1 million, comprising development and preopening and other non-routine expenses.
Interest Expense, net.  Interest expense, net decreased to $49.5 million for the three months ended March 31, 2026, respectively, as compared to $51.1 million for the same period in 2025. The decrease in interest expense was due to lower interest rates for the current year period as compared to the same period in the prior year. Additional information about our long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Change in Fair Value of Derivative Instruments. For the three months ended March 31, 2026, we recognized a net gain of $1.0 million in change in the fair value of our interest rate collars, primarily due to favorable movements in the forward interest rate curve. For the three months ended March 31, 2025, we recognized net losses of $5.2 million, primarily due to downward movements in the forward interest rate curve.
Provision for Income Tax. For the three months ended March 31, 2026, we recognized a provision for income tax of $13.1 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 13.7% for the three months ended March 31, 2026 was less than the statutory rate. Additionally, our effective tax rate is impacted by the permanent tax adjustments. We recognized income tax expense of $12.8 million for the three months ended March 31, 2025.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2026 and 2025 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2026 and 2025 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American segment includes our Native American arrangements.

	Three Months Ended March 31,
	2026	2025
Net revenues
Las Vegas operations	$499,522	$494,953
Native American	4,737	—
Corporate and other	3,060	2,908
Net revenues	$507,319	$497,861

Net income	$82,720	$85,950
Adjustments
Depreciation and amortization	55,855	48,331
Share-based compensation	7,680	7,624
Write-downs and other, net	4,710	4,060
Interest expense, net	49,504	51,110
Change in fair value of derivative instruments	(966)	5,194
Provision for income tax	13,125	12,811
Adjusted EBITDA	$212,628	$215,080

Adjusted EBITDA
Las Vegas operations	$232,417	$235,900
Native American	2,923	—
Corporate and other	(22,712)	(20,820)
Adjusted EBITDA	$212,628	$215,080

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three months ended March 31, 2026 and 2025 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, change in fair value of derivative instruments and provision for income tax.
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
At March 31, 2026, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $0.9 million and $32.1 million of deferred tax assets, net, and liabilities that are solely the Holding Company’s, consisting of $12.5 million in income tax payable and a $19.4 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $5.3 million of other liabilities. At December 31, 2025, the Holding Company had cash of $2.6 million, $34.9 million of deferred tax assets, net, and a $25.6 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of $2.3 million in income tax payable, a $20.6 million liability under the TRA, of which $1.2 million was current and $5.4 million of other liabilities.
The Holding Company recognized net losses of $12.9 million and $12.1 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to the provision for income taxes.
Liquidity and Capital Resources
The following financial condition, capital resources and liquidity discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and issuances of debt and equity, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
At March 31, 2026, we had $134.0 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the credit facility. At March 31, 2026, Station LLC’s borrowing availability under the Revolving Credit Facility was $743.0 million, which was net of $310.0 million in outstanding borrowings and $47.0 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2026 include (i) approximately $260 million to $310 million for capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $13.0 million and $147.5 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $15.2 million to be paid in June 2026, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.9 million to be paid in June 2026 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.
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

On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the amount authorized for repurchases under the program to $900 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the three months ended March 31, 2026, we repurchased 635,657 shares of our Class A common stock at a weighted average price per share of $60.32. At March 31, 2026, we had $486 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In March 2026, we entered into a new finance lease agreement for certain equipment used in our operations. The new lease commenced on March 1, 2026 and has a term of five years. The fixed monthly payment for the finance lease is $0.3 million. At March 31, 2026, the carrying amount of the new finance lease ROU asset was $14.7 million and the carrying amount of the finance lease liabilities was $15.0 million, of which $2.7 million is classified as current.
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
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$139,833	$126,227
Investing activities	(118,246)	(92,530)
Financing activities	(30,032)	(47,446)
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
For the three months ended March 31, 2026, net cash provided by operating activities was $139.8 million as compared to $126.2 million for the prior year period. Cash flows from operating activities for the three months ended March 31, 2026 and 2025 included $58.2 million and $63.2 million in interest payments, respectively. In addition, our operating cash flows for the three months ended March 31, 2026 increased as compared to the prior year period primarily due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the three months ended March 31, 2026 and 2025, cash paid for capital expenditures totaled $117.2 million and $68.2 million, respectively. Capital expenditures for the three months ended March 31, 2026 and 2025 were primarily related to various renovation and expansion projects. For the three months ended March 31, 2025, cash paid for Native American development costs related to the North Fork Project totaled $24.2 million.

Cash Flows from Financing Activities
During the three months ended March 31, 2026, we increased our outstanding indebtedness by $151.1 million through borrowings under the existing revolving credit facility, paid $75.3 million in dividends to Class A common stockholders and $57.8 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $38.3 million for stock repurchases and $4.8 million related to tax withholding on share-based compensation.
During the three months ended March 31, 2025, we paid $16.0 million in dividends to Class A common stockholders and $11.5 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $4.4 million related to tax withholding on share-based compensation and reduced our outstanding indebtedness by $13.9 million.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of March 31, 2026, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At March 31, 2026, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At March 31, 2026, we had outstanding letters of credit and similar obligations totaling $47.0 million.
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

Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2026.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. In April 2024, we entered into two zero cost interest rate collars to manage our exposure to interest rate risk. See Note 6 to the Condensed Consolidated Financial Statements for additional information. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of 2026.

Period	Total number of shares purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
January 1 to January 31, 2026	—	$—	—	$524,376,850
February 1 to February 28, 2026	205,746	61.79	191,982	512,576,131
March 1 to March 31, 2026	475,511	59.75	443,675	486,048,776
Total	681,257	$60.36	635,657	$486,048,776
_______________________________________________________________
(1)    We repurchased 45,600 shares of Class A common stock which were withheld in satisfaction of tax withholding obligations on vested restricted stock.
(2)    Our board of directors has approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the total repurchase authorization to $900 million. At March 31, 2026, the remaining amount authorized for repurchases under the program was $486 million.

Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.
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

RED ROCK RESORTS, INC., Registrant

Date:	May 7, 2026	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)