Form 10-Q
period 2026-06-30
Red Rock Resorts, Inc.
filed 2026-08-07
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2026
Class A Common Stock, $0.01 par value	59,130,385
Class B Common Stock, $0.00001 par value	45,885,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,451	$142,471
Receivables, net	66,732	73,904
Inventories	17,548	17,946
Prepaid gaming tax	31,845	29,158
Prepaid expenses and other current assets	28,610	23,286
Total current assets	281,186	286,765
Property and equipment, net of accumulated depreciation of $1,667,766 and $1,597,591 at June 30, 2026 and December 31, 2025, respectively	3,171,320	2,971,799
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $23,721 and $22,951 at June 30, 2026 and December 31, 2025, respectively	79,330	80,100
Land held for development	469,422	469,422
Deferred tax asset, net	26,437	34,917
Finance lease right-of-use assets, net	47,239	38,561
Other assets, net	94,579	89,833
Total assets	$4,365,189	$4,167,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,982	$21,645
Accrued interest payable	23,765	23,752
Construction payable	158,910	103,972
Other accrued liabilities	169,603	183,280
Income tax payable	11,967	2,281
Current portion of payable pursuant to tax receivable agreement	1,245	1,195
Current portion of finance lease liabilities	12,804	9,810
Current portion of long-term debt	17,247	17,247
Total current liabilities	415,523	363,182
Long-term debt, less current portion	3,562,609	3,378,501
Other long-term liabilities	40,906	42,571
Long-term finance lease liabilities, less current portion	36,115	31,123
Payable pursuant to tax receivable agreement, less current portion	18,167	19,412
Total liabilities	4,073,320	3,834,789
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,130,385 and 59,090,847 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	591	591
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,885,804 shares issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	4,556	—
Retained earnings	165,922	207,738
Total Red Rock Resorts, Inc. stockholders’ equity	171,070	208,330
Noncontrolling interest	120,799	123,954
Total stockholders’ equity	291,869	332,284
Total liabilities and stockholders’ equity	$4,365,189	$4,167,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Casino	$338,305	$344,796	$678,827	$678,041
Food and beverage	93,033	94,374	183,356	183,646
Room	46,658	51,187	92,172	101,357
Native American management and development fees	3,806	10,008	8,543	10,008
Other	28,460	25,908	54,683	51,082
Net revenues	510,262	526,273	1,017,581	1,024,134
Operating costs and expenses:
Casino	90,239	93,862	181,469	183,275
Food and beverage	78,699	75,894	152,886	149,655
Room	15,845	15,941	31,449	31,930
Other	9,983	8,519	17,683	15,762
Selling, general and administrative	117,936	112,031	232,293	216,742
Depreciation and amortization	58,985	47,988	114,840	96,319
Write-downs and other, net	2,579	4,010	7,289	8,070
	374,266	358,245	737,909	701,753
Operating income	135,996	168,028	279,672	322,381
Earnings from joint ventures	637	610	1,344	1,322
Operating income and earnings from joint ventures	136,633	168,638	281,016	323,703
Other (expense) income:
Interest expense, net	(49,645)	(50,632)	(99,149)	(101,742)
Change in fair value of derivative instruments	3,087	(2,305)	4,053	(7,499)
Gain on Native American development	—	8,476	—	8,476
	(46,558)	(44,461)	(95,096)	(100,765)
Income before income tax	90,075	124,177	185,920	222,938
Provision for income tax	(13,483)	(15,924)	(26,608)	(28,735)
Net income	76,592	108,253	159,312	194,203
Less: net income attributable to noncontrolling interests	37,474	51,849	77,305	93,050
Net income attributable to Red Rock Resorts, Inc.	$39,118	$56,404	$82,007	$101,153

Earnings per common share (Note 11):
Earnings per share of Class A common stock, basic	$0.68	$0.96	$1.41	$1.71
Earnings per share of Class A common stock, diluted	$0.67	$0.95	$1.40	$1.69
Weighted-average common shares outstanding:
Basic	57,888	58,960	58,045	59,081
Diluted	58,805	102,730	59,086	103,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2026	58,466	$585	45,886	$1	$—	$142,133	$104,838	$247,557
Net income	—	—	—	—	—	39,118	37,474	76,592
Share-based compensation	—	—	—	—	10,008	—	—	10,008
Distributions	—	—	—	—	—	—	(24,456)	(24,456)
Dividends	—	—	—	—	—	(15,329)	—	(15,329)
Stock option exercises and issuance of restricted stock, net	664	6	—	—	(6)	—	—	—
Withholding tax on share-based compensation	—	—	—	—	(2,503)	—	—	(2,503)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,943)	—	2,943	—
Balances, June 30, 2026	59,130	$591	45,886	$1	$4,556	$165,922	$120,799	$291,869

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2025	60,092	$601	45,986	$1	$20,916	$225,553	$122,537	$369,608
Net income	—	—	—	—	—	56,404	51,849	108,253
Share-based compensation	—	—	—	—	8,844	—	—	8,844
Distributions	—	—	—	—	—	—	(83,434)	(83,434)
Dividends	—	—	—	—	—	(74,546)	—	(74,546)
Stock option exercises and issuance of restricted stock, net	39	—	—	—	—	—	—	—
Repurchase of Class A common stock	(672)	(6)	—	—	(26,242)	(4,607)	—	(30,855)
Withholding tax on share-based compensation	—	—	—	—	(816)	—	—	(816)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(2,702)	—	2,702	—
Balances, June 30, 2025	59,459	$595	45,986	$1	$—	$202,804	$93,654	$297,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2025	59,091	$591	45,886	$1	$—	$207,738	$123,954	$332,284
Net income	—	—	—	—	—	82,007	77,305	159,312
Share-based compensation	—	—	—	—	17,801	—	—	17,801
Distributions	—	—	—	—	—	—	(82,284)	(82,284)
Dividends	—	—	—	—	—	(89,648)	—	(89,648)
Stock option exercises and issuance of restricted stock, net	721	7	—	—	(7)	—	—	—
Repurchase of Class A common stock	(636)	(6)	—	—	(4,160)	(34,175)	—	(38,341)
Withholding tax on share-based compensation	(46)	(1)	—	—	(7,254)	—	—	(7,255)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(1,824)	—	1,824	—
Balances, June 30, 2026	59,130	$591	45,886	$1	$4,556	$165,922	$120,799	$291,869

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	59,633	$596	45,986	$1	$18,635	$195,834	$91,767	$306,833
Net income	—	—	—	—	—	101,153	93,050	194,203
Share-based compensation	—	—	—	—	16,599	—	—	16,599
Distributions	—	—	—	—	—	—	(94,930)	(94,930)
Dividends	—	—	—	—	—	(89,576)	—	(89,576)
Stock option exercises and issuance of restricted stock, net	543	5	—	—	(5)	—	—	—
Repurchases of Class A common stock	(672)	(6)	—	—	(26,242)	(4,607)	—	(30,855)
Withholding tax on share-based compensation	(45)	—	—	—	(5,220)	—	—	(5,220)
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(3,767)	—	3,767	—
Balances, June 30, 2025	59,459	$595	45,986	$1	$—	$202,804	$93,654	$297,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$159,312	$194,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,840	96,319
Write-downs and other, net	2,394	181
Amortization of debt discount and debt issuance costs	3,652	3,519
Share-based compensation	17,527	16,347
Change in fair value of derivative instruments	(4,053)	7,499
Gain on Native American development	—	(8,476)
Deferred income tax	8,480	(21)
Changes in assets and liabilities:
Receivables, net	7,172	(3,806)
Inventories and prepaid expenses	(7,440)	(7,365)
Accounts payable	(1,663)	(2,225)
Accrued interest payable	(245)	(3,591)
Income tax receivable/payable	9,686	8,358
Other accrued liabilities	(13,206)	(4,558)
Other, net	1,314	(11,717)
Net cash provided by operating activities	297,770	284,667
Cash flows from investing activities:
Capital expenditures, net of related payables	(257,007)	(146,406)
Acquisition of land held for development	—	(1,639)
Proceeds from repayment of Native American development costs	—	110,500
Native American development costs	—	(34,518)
Other, net	(1,757)	(398)
Net cash used in investing activities	(258,764)	(72,461)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	315,000	270,000
Payments under credit agreements with original maturity dates greater than three months	(132,850)	(277,850)
Distributions to noncontrolling interests	(82,284)	(94,930)
Repurchases of Class A common stock	(38,341)	(30,855)
Withholding tax on share-based compensation	(7,255)	(5,220)
Dividends paid	(90,641)	(90,496)
Payments on finance leases	(6,687)	—
Payments on tax receivable agreement liability	(1,195)	(1,355)
Other, net	(773)	(682)
Net cash used in financing activities	(45,026)	(231,388)
Decrease in cash and cash equivalents	(6,020)	(19,182)
Balance, beginning of period	142,471	164,383
Balance, end of period	$136,451	$145,201
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,669 and $827 capitalized, respectively	$95,797	$101,902
Cash paid for income taxes	$8,342	$20,300
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$153,023	$47,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming facilities and 16 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2026, the Company held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
The ownership of the LLC Units is summarized as follows:

	June 30, 2026		December 31, 2025
	Units	Ownership %	Units	Ownership %
Red Rock	65,751,788	58.9%	65,084,820	58.7%
Noncontrolling interest holders	45,885,804	41.1%	45,885,804	41.3%
Total	111,637,592	100.0%	110,970,624	100.0%

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
In June 2026, Picayune filed a complaint for declaratory and injunctive relief in the United States District Court for the Eastern District of California against the Chair of the National Indian Gaming Commission (the “Chair”), the United States National Indian Gaming Commission, the Mono, Station Casinos LLC and Red Rock Resorts, Inc. The complaint seeks a declaration that the Chair’s approval of the Management Agreement violated the Administrative Procedures Act because in the absence of a valid gubernatorial concurrence the North Fork Site does not qualify under any IGRA exception necessary to conduct gaming on the North Fork Site. The complaint also seeks a declaration that in the absence of a valid gubernatorial concurrence the North Fork Site “does not qualify for IGRA’s two-part determination exception” allowing gaming on the North Fork Site. The complaint also seeks an order enjoining “all unlawful gaming” on the North Fork Site.
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
Through April 4, 2025, the Company had paid approximately $117.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay costs of litigation and certain construction costs. The Company accounts for the advances using the cost recovery method, and the Company recognizes no interest on the advances until the carrying amount of the advances has been recovered and the interest is received. Immediately prior to the receipt of the $110.5 million payment, the carrying amount of the advances was $102.0 million, which was net of a $15.1 million fair value adjustment recognized upon the Company’s adoption of fresh-start reporting in 2011. The $110.5 million repayment reduced the carrying amount of the advances to zero and the Company recognized a gain on Native American development of $8.5 million, representing the excess of the repayment amount over the net carrying amount of the advances, which the Company recognized during the three months ended June 30, 2025 and is presented in Gain on Native American development in the Condensed Consolidated Statement of Income.
At June 30, 2026, there was $83.4 million in unrecognized amounts due from the Mono. As the Company will continue to use the cost recovery method, the unrecognized amount and future accrued interest will remain on nonaccrual status. The Company will recognize future payments related to unrecognized amounts due from the Mono as Gain on Native American development as they are received. Future repayments of amounts due from the Mono are expected to come from cash flows from the North Fork Project’s operations, from the North Fork Project’s financing, or from a combination of both.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Under the terms of the Development Agreement, the Company is entitled to receive a development fee of 4% of the costs of construction for its development services, which will be due and payable on the date the casino opens to the public. After the Mono’s receipt of the construction loan, the Company concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. During the three and six months ended June 30, 2026, the Company recorded $2.8 million and $5.7 million, respectively, in development fee revenue and the corresponding receivable. During the three and six months ended June 30, 2025, the Company recorded $10.0 million in development fee revenue and the corresponding receivable, which included a $6.1 million cumulative revenue catch-up related to prior years. The receivable from the Mono is presented in Receivables, net on the Condensed Consolidated Balance Sheets. The Company will recognize future development fee revenue over time as it satisfies its performance obligations under the Development Agreement.
The Management Agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The Management Agreement has a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement. For the three and six months ended June 30, 2026, the Company recorded $1.0 million and $2.8 million, respectively, in management fee revenue related to reimbursable costs for the North Fork Project. The reimbursable costs are primarily payroll related.
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
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,530	$23,577
Advance deposits and future wagers	14,932	20,428
Rewards program liability	11,642	11,293
Other accrued liabilities:
Accrued payroll and related	42,824	50,524
Accrued gaming and related	33,328	35,446
Operating lease liabilities, current portion	6,712	5,863
Other	36,635	36,149
	$169,603	$183,280

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	June 30, 2026	December 31, 2025
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (5.64% and 5.72% at June 30, 2026 and December 31, 2025, respectively), net of unamortized discount and deferred costs of $16.3 million and $17.8 million at June 30, 2026 and December 31, 2025, respectively	$1,518,418	$1,524,766
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.14% and 5.22% at June 30, 2026 and December 31, 2025, respectively)	345,000	155,000
6.625% Senior Notes due March 15, 2032, net of unamortized deferred issuance costs of $5.1 million and $5.5 million at June 30, 2026 and December 31, 2025, respectively	494,860	494,498
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $3.6 million and $3.9 million at June 30, 2026 and December 31, 2025, respectively	496,384	496,095
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $1.9 million and $2.5 million at June 30, 2026 and December 31, 2025, respectively	688,849	688,279
Other long-term debt, weighted-average interest of 5.41% and 5.50% at June 30, 2026 and December 31, 2025, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at June 30, 2026 and December 31, 2025, respectively	36,345	37,110
Total long-term debt	3,579,856	3,395,748
Current portion of long-term debt	(17,247)	(17,247)
Total long-term debt, net	$3,562,609	$3,378,501
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) plus 2.00% or base rate plus 1.00%. The Revolving Credit Facility bears interest at a rate per annum, at Station LLC’s option, equal to either Term SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated senior secured net leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at June 30, 2026.
Revolving Credit Facility
At June 30, 2026, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $707.5 million, which was net of $345.0 million in outstanding borrowings and $47.5 million in outstanding letters of credit and similar obligations.
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
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025	Level of Fair Value Hierarchy
Assets
Interest rate collars	Other current assets	$29	$—	Level 2 – Other observable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$—	$483	Level 2 – Other observable inputs
Interest rate collars	Other long-term liabilities	$231	$3,772	Level 2 – Other observable inputs
The Company had no financial assets measured at fair value on a recurring basis at December 31, 2025.
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2026	December 31, 2025
Aggregate fair value	$3,583	$3,412
Aggregate carrying amount	$3,580	$3,396
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Red Rock Resorts, Inc.	$39,118	$56,404	$82,007	$101,153
Transfers to noncontrolling interests:
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(2,943)	(2,702)	(1,824)	(3,767)
Change from net income attributable to Red Rock Resorts, Inc. and net transfers to noncontrolling interests	$36,175	$53,702	$80,183	$97,386

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
Dividends and Distributions
During the three and six months ended June 30, 2026, the Company declared and paid quarterly cash dividends of $0.26 and $0.52 per share of Class A common stock, respectively, which included $2.4 million and $4.8 million, respectively, paid to Fertitta Family Entities. During the three and six months ended June 30, 2025, the Company declared and paid quarterly cash dividends of $0.25 and $0.50 per share of Class A common stock, respectively, which included $2.3 million and $4.5 million, respectively, paid to Fertitta Family Entities.
Prior to the quarterly cash dividend payments, during the three and six months ended June 30, 2026, Station Holdco paid distributions to noncontrolling interest holders of $11.9 million and $23.8 million, respectively, which included $11.8 million and $23.6 million, respectively, paid to Fertitta Family Entities. During the three and six months ended June 30, 2025, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million and $23.0 million respectively, which included $11.3 million and $22.7 million respectively, paid to Fertitta Family Entities. During the three months ended June 30, 2026 and 2025, Station Holdco paid tax distributions to noncontrolling interest holders of $12.5 million and $26.0 million, respectively, including $12.4 million and $25.6 million, respectively, paid to Fertitta Family Entities.
On August 4, 2026, the Company announced that it would pay a dividend of $0.26 per share to Class A shareholders of record as of September 15, 2026 to be paid on September 30, 2026, of which $2.4 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.26 per LLC Unit, of which $11.8 million is expected to be paid to Fertitta Family Entities.

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
In May 2025, the Company declared a special cash dividend of $1.00 per share of Class A common stock which was paid on May 21, 2025, and included $9.1 million paid to Fertitta Family Entities. Prior to the payment of the special dividend, Station Holdco made a cash distribution to all LLC Unit holders, including the Company, of $1.00 per unit, of which $45.4 million was paid to Fertitta Family Entities.
Equity Repurchase Program
On October 27, 2025, the Company’s board of directors authorized the extension of the equity repurchase program through December 31, 2027 and authorized the repurchase of an additional $300.0 million of its Class A common stock, increasing the amount authorized for repurchases under the program to $900.0 million. During the six months ended June 30, 2026, the Company repurchased 635,657 shares of its Class A common stock for an aggregate purchase price of $38.3 million and a weighted average price per share of $60.32 in open market transactions. The company made no repurchases during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company repurchased 671,677 shares of its Class A common stock for an aggregate purchase price of $30.9 million and a weighted average price per share of $45.94 in open market transactions. At June 30, 2026, the remaining amount authorized for repurchase under the program was $486.0 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 24.0 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 10.9 million shares were available for issuance at June 30, 2026.
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2026	770,806	$52.25	4,475,400	$45.40
Activity during the period:
Granted	611,524	61.80	1,430,597	62.32
Vested/exercised (a)	(151,708)	47.60	(479,003)	33.84
Forfeited/expired	(20,236)	52.81	(115,448)	49.92
Antidilution adjustment (b)	—	—	66,218	n/m
Outstanding at June 30, 2026	1,210,386	$57.65	5,377,764	$50.27
_______________________________________________________________
n/m = Not meaningful
(a)Stock options exercised included 349,496 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in February 2026, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
The Company recognized share-based compensation expense of $9.8 million and $17.5 million for the three and six months ended June 30, 2026, respectively and $8.7 million and $16.3 million for the three and six months ended June 30, 2025, respectively. At June 30, 2026, unrecognized share-based compensation cost was $124.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

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
The Company’s effective tax rate for the three and six months ended June 30, 2026 was 15.0% and 14.3%, respectively, as compared to 12.8% and 12.9% for the three and six months ended June 30, 2025. The Company’s effective tax rate for the three and six months ended June 30, 2026 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax adjustments.
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
At June 30, 2026 and December 31, 2025, the Company’s liability under the TRA was $19.4 million and $20.6 million, respectively, of which $4.9 million and $5.2 million, respectively, was payable to Fertitta Family Entities. No LLC Units were exchanged during the six months ended June 30, 2026 or 2025. During the six months ended June 30, 2026, the Company made payments on the TRA liability of $1.2 million and expects to pay $1.2 million of the TRA liability within the next twelve months.
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
11.    Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. Dilutive shares included in the calculation of diluted earnings per share for the three and six months ended June 30, 2026, represented nonvested restricted shares of Class A common stock and outstanding stock options. Dilutive shares included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025, represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$76,592	$108,253	$159,312	$194,203
Less: net income attributable to noncontrolling interests	(37,474)	(51,849)	(77,305)	(93,050)
Net income attributable to Red Rock, basic	39,118	56,404	82,007	101,153
Effect of dilutive securities	271	40,961	633	73,509
Net income attributable to Red Rock, diluted	$39,389	$97,365	$82,640	$174,662

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares of Class A common stock outstanding, basic	57,888	58,960	58,045	59,081
Effect of dilutive securities	917	43,770	1,041	43,979
Weighted average shares of Class A common stock outstanding, diluted	58,805	102,730	59,086	103,060

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at June 30, 2026 and 2025, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	45,886	—	45,886	—
Stock options	2,632	3,007	2,655	3,007
Unvested restricted shares of Class A common stock	589	288	534	489
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
Upon commencement of the lease, the Company recognized a finance lease ROU asset and corresponding finance lease liability of $14.9 million, representing the present value of future lease payments discounted at the Company’s incremental borrowing rate of 5.74%. At June 30, 2026, the carrying amount of the new finance lease ROU asset was $13.9 million and the carrying amount of the finance lease liability was $14.1 million, of which $2.7 million is classified as current. At June 30, 2026, the new finance lease has a weighted-average remaining lease term of 4.67 years.
The components of finance lease expense and supplemental cash flow information related to finance leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Finance lease expense:
Amortization of finance lease right-of use assets	$3,395	$6,253
Finance lease interest costs	731	1,349
Total finance lease expense	$4,126	$7,602

		Six Months Ended June 30, 2026
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases		$1,608
Financing cash flows from finance leases		$6,687

Right-of-use assets obtained in exchange for new finance lease liabilities		$14,931
There was no finance lease activity during the three and six months ended June 30, 2025.
Supplemental other information related to finance leases under which the Company is the lessee was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	3.6	3.7
Weighted-average discount rate	5.78%	5.80%

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Future minimum lease payments required under finance leases as of June 30, 2026 are as follows (amounts in thousands):

Year Ending December 31,
2026	$8,395
2027	15,250
2028	15,250
2029	11,314
2030	3,442
Thereafter	574
Total future finance lease payments	54,225
Less imputed interest	(5,306)
Total finance lease liabilities	$48,919
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s segment information and a reconciliation of Adjusted EBITDA to net income are presented below (amounts in thousands):

	Three Months Ended June 30, 2026
	Las Vegas operations	Native American	Total
Net revenues
Casino	$338,305	$—	$338,305
Food and beverage	93,033	—	93,033
Room	46,658	—	46,658
Native American management and development fees	—	3,806	3,806
Other (a)	25,162	—	25,162
Segment net revenues	503,158	3,806	506,964
Corporate and other revenues (b)			3,298
Net revenues			$510,262
Less:
Payroll and related	139,290	774
Cost of sales (c)	25,473	—
Gaming taxes	25,812	—
Other segment expenses (d)	85,049	221
Segment Adjusted EBITDA	227,534	2,811	230,345
Corporate and other Adjusted EBITDA (e)			(22,301)
Adjusted EBITDA (f)			$208,044

Adjustments and other reconciling items
Depreciation and amortization			$58,985
Share-based compensation			9,847
Write-downs and other, net			2,579
Interest expense, net			49,645
Change in fair value of derivative instruments			(3,087)
Provision for income tax			13,483
Net income			$76,592
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended June 30, 2026, tenant lease revenue was $8.6 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$344,796	$—	$344,796
Food and beverage	94,374	—	94,374
Room	51,187	—	51,187
Native American management and development fees	—	10,008	10,008
Other (a)	22,905	—	22,905
Segment net revenues	513,262	10,008	523,270
Corporate and other revenues (b)			3,003
Net revenues			$526,273
Less:
Payroll and related	135,511	—
Cost of sales (c)	24,142	—
Gaming taxes	26,076	—
Other segment expenses (d)	88,089	—
Segment Adjusted EBITDA	239,444	10,008	249,452
Corporate and other Adjusted EBITDA (e)			(20,093)
Adjusted EBITDA (f)			$229,359

Adjustments and other reconciling items
Depreciation and amortization			$47,988
Share-based compensation			8,723
Write-downs and other, net			4,010
Interest expense, net			50,632
Change in fair value of derivative instruments			2,305
Gain on Native American development			(8,476)
Provision for income tax			15,924
Net income			$108,253
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2026
	Las Vegas operations	Native American	Total
Net revenues
Casino	$678,827	$—	$678,827
Food and beverage	183,356	—	183,356
Room	92,172	—	92,172
Native American management and development fees	—	8,543	8,543
Other (a)	48,325	—	48,325
Segment net revenues	1,002,680	8,543	1,011,223
Corporate and other revenues (b)			6,358
Net revenues			$1,017,581
Less:
Payroll and related	276,167	2,271
Cost of sales (c)	48,682	—
Gaming taxes	51,716	—
Other segment expenses (d)	166,164	538
Segment Adjusted EBITDA	459,951	5,734	465,685
Corporate and other Adjusted EBITDA (e)			(45,013)
Adjusted EBITDA (f)			$420,672

Adjustments and other reconciling items
Depreciation and amortization			$114,840
Share-based compensation			17,527
Write-downs and other, net			7,289
Interest expense, net			99,149
Change in fair value of derivative instruments			(4,053)
Provision for income tax			26,608
Net income			$159,312
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the six months ended June 30, 2026, tenant lease revenue was $15.6 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Income.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$678,041	$—	$678,041
Food and beverage	183,646	—	183,646
Room	101,357	—	101,357
Native American management and development fees	—	10,008	10,008
Other (a)	45,171	—	45,171
Segment net revenues	1,008,215	10,008	1,018,223
Corporate and other revenues (b)			5,911
Net revenues			$1,024,134
Less:
Payroll and related	268,975	—
Cost of sales (c)	47,613	—
Gaming taxes	51,553	—
Other segment expenses (d)	164,730	—
Segment Adjusted EBITDA	475,344	10,008	485,352
Corporate and other Adjusted EBITDA (e)			(40,913)
Adjusted EBITDA (f)			$444,439

Adjustments and other reconciling items
Depreciation and amortization			$96,319
Share-based compensation			16,347
Write-downs and other, net			8,070
Interest expense, net			101,742
Change in fair value of derivative instruments			7,499
Gain on Native American development			(8,476)
Provision for income tax			28,735
Net income			$194,203
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
The Company’s total assets for its two reportable segments and Corporate and other are presented in the table below (amounts in thousands):

	June 30, 2026	December 31, 2025
Total assets
Las Vegas operations	$3,652,081	$3,481,076
Native American	25,793	19,632
Corporate and other	687,315	666,365
	$4,365,189	$4,167,073

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 16 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At June 30, 2026, we held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In June 2026, the unemployment rate in the Las Vegas metropolitan area was 5.2% as compared to 5.8% in June 2025. Statewide, the unemployment rate for June 2026 was 5.1% as compared to 5.4% in June 2025. In June 2026, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $490,000, up 1.0% from $485,000 in June 2025. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment or housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends in carded slot play, spend per visit and net theoretical win across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive consistent operating results in 2026. However, we cannot predict whether these trends will continue, nor can we predict the extent to which impacts of inflation, interest rate fluctuations and other economic uncertainties may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2026	2025		2026	2025
Net revenues	$510,262	$526,273	(3.0)%	$1,017,581	$1,024,134	(0.6)%
Operating income	135,996	168,028	(19.1)%	279,672	322,381	(13.2)%

Casino revenues	338,305	344,796	(1.9)%	678,827	678,041	0.1%
Casino expenses	90,239	93,862	(3.9)%	181,469	183,275	(1.0)%
Margin	73.3%	72.8%		73.3%	73.0%

Food and beverage revenues	93,033	94,374	(1.4)%	183,356	183,646	(0.2)%
Food and beverage expenses	78,699	75,894	3.7%	152,886	149,655	2.2%
Margin	15.4%	19.6%		16.6%	18.5%

Room revenues	46,658	51,187	(8.8)%	92,172	101,357	(9.1)%
Room expenses	15,845	15,941	(0.6)%	31,449	31,930	(1.5)%
Margin	66.0%	68.9%		65.9%	68.5%

Other revenues	28,460	25,908	9.9%	54,683	51,082	7.0%
Other expenses	9,983	8,519	17.2%	17,683	15,762	12.2%

Native American management and development fees	3,806	10,008	(62.0)%	8,543	10,008	(14.6)%

Selling, general and administrative expenses	117,936	112,031	5.3%	232,293	216,742	7.2%
Percent of net revenues	23.1%	21.3%		22.8%	21.2%

Depreciation and amortization	58,985	47,988	22.9%	114,840	96,319	19.2%
Write-downs and other, net	2,579	4,010	n/m	7,289	8,070	n/m
Interest expense, net	49,645	50,632	(1.9)%	99,149	101,742	(2.5)%
Change in fair value of derivative instruments	(3,087)	2,305	n/m	(4,053)	7,499	n/m
Gain on Native American development	—	8,476	n/m	—	8,476	n/m
Net income attributable to noncontrolling interests	37,474	51,849	(27.7)%	77,305	93,050	(16.9)%
Provision for income tax	13,483	15,924	(15.3)%	26,608	28,735	(7.4)%
Net income attributable to Red Rock	39,118	56,404	(30.6)%	82,007	101,153	(18.9)%
_______________________________________________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as an individual operating segment. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American arrangements into one reportable segment. The results of operations for our Native American segment are discussed in the section entitled “Native American Management and Development Fees” and “Gain on Native American Development” below. The results for our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended June 30, 2026 were $510.3 million, a decrease of 3.0% as compared to $526.3 million for the prior year period. For the six months ended June 30, 2026, net revenues were $1.0 billion, remaining consistent as compared to the prior year period. For the three months ended June 30, 2026, our other revenues increased by 9.9%, while our casino, food and beverage and room revenues decreased by 1.9%, 1.4% and 8.8%, respectively, as compared to the same quarter in 2025. For the six months ended June 30, 2026, our other revenues increased by 7.0%, while our casino and food and beverage revenues remained consistent and our room revenues decreased by 9.1%, all as compared to the prior year period. Certain of our properties experienced construction disruption associated with renovations and build out of new amenities. In addition, our Native American management and development fees revenue for the three months ended June 30, 2026, were $3.8 million, a decrease of 62.0% as compared to $10.0 million for the prior year period which included a $6.1 million cumulative revenue catch-up related to prior years. For the six months ended June 30, 2026, we recognized Native American management and development fees revenue of $8.5 million, a decrease of 14.6% as compared to $10.0 million for the prior year period which included a $6.1 million cumulative revenue catch-up related to prior years. Our Native American management and development fees revenue represents fees earned from our agreements with a Native American tribe to develop and manage the North Fork Project.
Operating Income. For the three and six months ended June 30, 2026, our operating income was $136.0 million and $279.7 million, respectively. For the three and six months ended June 30, 2025, our operating income was $168.0 million and $322.4 million, respectively. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues decreased by 1.9% for the three months ended June 30, 2026, and were consistent for the six months ended June 30, 2026, as compared to the same periods in the prior year. For the three months ended June 30, 2026 as compared to the prior year period, our race and sports write increased by 4.9%, while our slot handle and table games drop remained consistent. For the six months ended June 30, 2026 as compared to the prior year period, our slot handle and race and sports write remained consistent, while our table games drop decreased by 1.5%. For the three months ended June 30, 2026 our slot hold remained consistent, while our table games and race and sports hold decreased 3.8% and 1.7%, respectively, all as compared to the prior year period. In addition, for the six months ended June 30, 2026, our slot hold and race and sports hold were consistent, while our table games hold decreased by 2.2%, all as compared to the prior year period. Casino expenses for the three and six months ended June 30, 2026 as compared to the prior year periods, decreased by 3.9% and 1.0%, respectively, primarily due to lower participation fees as a result of our finance leases.
Food and Beverage. Food and beverage includes revenues and expenses from our restaurants, bars and catering. For the three months ended June 30, 2026, food and beverage revenues decreased by 1.4% as compared to the same period in the prior year, primarily due to a decrease in our catering business. For the six months ended June 30, 2026, food and beverage revenues were consistent as compared to the prior year period. For the three months ended June 30, 2026, the number of restaurant guests served decreased by 1.1%, while the average guest check increased by 3.1% as compared to the prior year period. For the six months ended June 30, 2026, the number of restaurant guests served was consistent, while the average guest check increased 2.2% as compared to the prior year period. Food and beverage expenses for three and six months ended June 30, 2026 increased by 3.7% and 2.2%, respectively, as compared to the prior year periods, primarily due to higher cost of sales and employee-related costs.
Room.  For the three and six months ended June 30, 2026 room revenues decreased by 8.8% and 9.1%, respectively, as compared to the prior year periods, primarily due to hotel renovations at Green Valley Ranch. Room expenses for the three months ended June 30, 2026 were in line with the prior year period. For the six months ended June 30, 2026, room expenses decreased by 1.5%, as compared to the prior year period, primarily due to lower housekeeping-related expenses and hotel commissions.
Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Occupancy	91.3%	91.3%	90.4%	90.9%
Average daily rate	$200.67	$201.75	$201.64	$201.67
Revenue per available room	$183.24	$184.16	$182.27	$183.24

For the three and six months ended June 30, 2026, our occupancy rate, ADR and revenue available per room were consistent as compared to the prior year periods.
Native American Management and Development Fees.  Native American management and development fees revenue represents fees earned from our management and development agreements with the North Fork Rancheria of Mono Indians (the “Mono”). Under the terms of our development agreement, we are entitled to receive a development fee of 4% of the costs of construction for our development services related to the North Fork Project. In April 2025 the Mono completed its construction financing and we concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. Development fees revenue for the three and six months ended June 30, 2026 was $2.8 million and $5.7 million, respectively. For the three months ended June 30, 2025, we recorded $10.0 million in development fees revenue, which included a $6.1 million cumulative revenue catch-up related to prior years. For the three and six months ended June 30, 2026, we recorded $1.0 million and $2.8 million, respectively, of management fees revenue related to reimbursable costs incurred under the management agreement with the Mono. Reimbursable costs represent amounts received or due under our management agreement with the Mono for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment, and their corresponding expenses. For the three and six months ended June 30, 2026, other revenues increased by 9.9% and 7.0%, respectively, as compared to the prior year periods, primarily driven by tenant lease revenue and entertainment revenue. For the three and six months ended June 30, 2026, other expenses increased by 17.2% and 12.2%, respectively, as compared to the prior year periods, primarily due to entertainer fees.
Selling, General and Administrative (“SG&A”). For the three and six months ended June 30, 2026, SG&A expenses increased by 5.3% to $117.9 million and 7.2% to $232.3 million, respectively, as compared to the prior year periods. The increases in SG&A expenses were primarily due to employee-related costs and reimbursable expenses related to our Native American management agreement with the Mono. As a percentage of net revenue, SG&A expenses for the three and six months ended June 30, 2026 increased slightly as compared to the prior year periods.
Depreciation and Amortization.  For the three and six months ended June 30, 2026, depreciation and amortization expense increased by 22.9% and 19.2%, respectively, as compared to the prior year periods, primarily due to new assets placed in service.
Write-downs and Other, net. For the three and six months ended June 30, 2026, write-downs and other, net totaled $2.6 million and $7.3 million, respectively, primarily comprising development and preopening expenses, business innovations development expenses and loss on asset disposals. For the three and six months ended June 30, 2025, write-downs and other, net totaled $4.0 million and $8.1 million, respectively, primarily comprising development and other non-routine expenses.
Interest Expense, net.  Interest expense, net decreased to $49.6 million and $99.1 million for the three and six months ended June 30, 2026, respectively, as compared to $50.6 million and $101.7 million, respectively, for the same periods in 2025. The decrease in interest expense was due to lower interest rates for the current year periods as compared to the same periods in the prior year. Additional information about our long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Change in Fair Value of Derivative Instruments. For the three and six months ended June 30, 2026, we recognized net gains of $3.1 million and $4.1 million, respectively, in change in the fair value of our interest rate collars, primarily due to favorable movements in the forward interest rate curve. For the three and six months ended June 30, 2025, we recognized net losses of $2.3 million and $7.5 million, respectively, in change in the fair value of our interest rate collars, primarily due to downward movements in the forward interest rate curve.
Gain on Native American Development. In April 2025 we arranged the financing for the ongoing development costs and construction of the facility related to the North Fork Project. In connection with the financing, the carrying amount of our reimbursable advances to the Mono was repaid. For the three months ended June 30, 2025 we recognized a gain on Native American development of $8.5 million, representing the excess of proceeds received over they carrying amount of the reimbursable advances. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Provision for Income Tax. For the three and six months ended June 30, 2026, we recognized a provision for income tax of $13.5 million and $26.6 million, respectively. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 15.0% and 14.3% for the three and six months ended June 30, 2026, respectively, was less than the statutory rate. Additionally, our effective tax rate is impacted by the permanent tax adjustments. We recognized income tax expense of $15.9 million and $28.7 million for the three and six months ended June 30, 2025, respectively.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2026 and 2025 represented the portion of net income attributable to the ownership interest in Station Holdco not held by us.
Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American segment includes our Native American arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues
Las Vegas operations	$503,158	$513,262	$1,002,680	$1,008,215
Native American	3,806	10,008	8,543	10,008
Corporate and other	3,298	3,003	6,358	5,911
Net revenues	$510,262	$526,273	$1,017,581	$1,024,134

Net income	$76,592	$108,253	$159,312	$194,203
Adjustments
Depreciation and amortization	58,985	47,988	114,840	96,319
Share-based compensation	9,847	8,723	17,527	16,347
Write-downs and other, net	2,579	4,010	7,289	8,070
Interest expense, net	49,645	50,632	99,149	101,742
Change in fair value of derivative instruments	(3,087)	2,305	(4,053)	7,499
Gain on Native American development	—	(8,476)	—	(8,476)
Provision for income tax	13,483	15,924	26,608	28,735
Adjusted EBITDA	$208,044	$229,359	$420,672	$444,439

Adjusted EBITDA
Las Vegas operations	$227,534	$239,444	$459,951	$475,344
Native American	2,811	10,008	5,734	10,008
Corporate and other	(22,301)	(20,093)	(45,013)	(40,913)
Adjusted EBITDA	$208,044	$229,359	$420,672	$444,439

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, change in fair value of derivative instruments, gain on Native American development and provision for income tax.

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
At June 30, 2026, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $7.9 million, $26.4 million of deferred tax assets, net, and a $3.8 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of $12.0 million in income tax payable and a $19.4 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $5.2 million of other liabilities. At December 31, 2025, the Holding Company had cash of $2.6 million, $34.9 million of deferred tax assets, net, and a $25.6 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of $2.3 million in income tax payable, a $20.6 million liability under the TRA, of which $1.2 million was current and $5.4 million of other liabilities.
The Holding Company recognized net losses of $13.4 million and $26.4 million for the three and six months ended June 30, 2026, respectively, and $13.6 million and $25.6 million for the three and six months ended June 30, 2025, respectively, primarily due to the provision for income taxes.
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
At June 30, 2026, we had $136.5 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the credit facility. At June 30, 2026, Station LLC’s borrowing availability under the Revolving Credit Facility was $707.5 million, which was net of $345.0 million in outstanding borrowings and $47.5 million in outstanding letters of credit and similar obligations.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2026 include (i) approximately $120 million to $170 million for capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $8.6 million and $99.1 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $15.4 million to be paid in September 2026, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.9 million to be paid in September 2026 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.

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
On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the amount authorized for repurchases under the program to $900 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the six months ended June 30, 2026, we repurchased 635,657 shares of our Class A common stock at a weighted average price per share of $60.32. At June 30, 2026, we had $486 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In March 2026, we entered into a new finance lease agreement for certain equipment used in our operations. The new lease commenced on March 1, 2026 and has a term of five years. The fixed monthly payment for the finance lease is $0.3 million. At June 30, 2026, the carrying amount of the new finance lease ROU asset was $13.9 million and the carrying amount of the finance lease liabilities was $14.1 million, of which $2.7 million is classified as current.
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
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$297,770	$284,667
Investing activities	(258,764)	(72,461)
Financing activities	(45,026)	(231,388)
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
For the six months ended June 30, 2026, net cash provided by operating activities was $297.8 million as compared to $284.7 million for the prior year period. Cash flows from operating activities for the six months ended June 30, 2026 and 2025 included $95.8 million and $101.9 million in interest payments, respectively. In addition, our operating cash flows for the six months ended June 30, 2026 increased as compared to the prior year period primarily due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the six months ended June 30, 2026 and 2025, cash paid for capital expenditures totaled $257.0 million and $146.4 million, respectively. Capital expenditures for the six months ended June 30, 2026 and 2025 were primarily related to various renovation and expansion projects. For the six months ended June 30, 2025, we received $110.5 million in proceeds from the repayment of Native American development costs. In addition, for the six months ended June 30, 2025, we paid $34.5 million for Native American development costs related to the North Fork Project.
Cash Flows from Financing Activities
During the six months ended June 30, 2026, we increased our outstanding indebtedness by $182.2 million through borrowings under the existing revolving credit facility, paid $90.6 million in dividends to Class A common stockholders and $82.3 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $38.3 million for repurchases of our Class A common stock, $7.3 million related to tax withholding on share-based compensation and $6.7 million on our finance lease agreements.
During the six months ended June 30, 2025, we paid $90.5 million in dividends to Class A common stockholders and $94.9 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $30.9 million for repurchases of our Class A common stock, $5.2 million related to tax withholding on share-based compensation and reduced our outstanding indebtedness by $7.9 million.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of June 30, 2026, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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
Off-Balance Sheet Arrangements
At June 30, 2026, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At June 30, 2026, we had outstanding letters of credit and similar obligations totaling $47.5 million.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the six months ended June 30, 2026.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "might," "should," "could," "would," "seek," "pursue," and "anticipate" or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements concerning:
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
For additional contingencies and uncertainties, see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report") and other risks described in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, we can give no assurances that results contemplated by any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of 2026.

Period	Total number of shares purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2026	—	$—	—	$468,048,776
May 1 to May 31, 2026	—	—	—	468,048,776
June 1 to June 30, 2026	—	—	—	486,048,776
Total	—	$—	—	$486,048,776
_______________________________________________________________
(1)    Our board of directors has approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the total repurchase authorization to $900 million. At June 30, 2026, the remaining amount authorized for repurchases under the program was $486 million.

Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

Item 6.    Exhibits
(a)Exhibits
No. 3.1—Amended and Restated Certificate of Incorporation of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
No. 3.2—Amended and Restated Bylaws of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
No. 10.1—Employment Agreement, dated as of June 11, 2026, among Red Rock Resorts, Inc., Station Casinos LLC and J. Colby Williams.†
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

RED ROCK RESORTS, INC., Registrant

Date:	August 6, 2026	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)