Form 10-Q
period 2026-09-30
Red Rock Resorts, Inc.
filed 2026-11-04
CIK 1653653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Class A Common Stock, $0.01 par value	59,636,493
Class B Common Stock, $0.00001 par value	45,885,804

RED ROCK RESORTS, INC.

Part I.    Financial Information
Item 1.    Financial Statements
RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,345	$142,471
Receivables, net	72,590	73,904
Income tax receivable	9,948	—
Inventories	16,900	17,946
Prepaid gaming tax	29,734	29,158
Prepaid expenses and other current assets	28,480	23,286
Total current assets	285,997	286,765
Property and equipment, net of accumulated depreciation of $1,719,994 and $1,597,591 at September 30, 2026 and December 31, 2025, respectively	3,240,391	2,971,799
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $23,784 and $22,951 at September 30, 2026 and December 31, 2025, respectively	79,266	80,100
Land held for development	469,422	469,422
Deferred tax asset, net	8,866	34,917
Finance lease right-of-use assets, net	53,912	38,561
Other assets, net	92,747	89,833
Total assets	$4,426,277	$4,167,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,322	$21,645
Accrued interest payable	13,530	23,752
Construction payable	85,051	103,972
Other accrued liabilities	181,989	185,561
Current portion of payable pursuant to tax receivable agreement	1,245	1,195
Current portion of finance lease liabilities	15,397	9,810
Current portion of long-term debt	17,247	17,247
Total current liabilities	338,781	363,182
Long-term debt, less current portion	3,704,726	3,378,501
Other long-term liabilities	40,262	42,571
Long-term finance lease liabilities, less current portion	41,238	31,123
Payable pursuant to tax receivable agreement, less current portion	18,167	19,412
Total liabilities	4,143,174	3,834,789
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized; 59,636,493 and 59,090,847 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	596	591
Class B common stock, par value $0.00001 per share, 100,000,000 shares authorized; 45,885,804 shares issued and outstanding at September 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	23,202	—
Retained earnings	140,813	207,738
Total Red Rock Resorts, Inc. stockholders’ equity	164,612	208,330
Noncontrolling interest	118,491	123,954
Total stockholders’ equity	283,103	332,284
Total liabilities and stockholders’ equity	$4,426,277	$4,167,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Casino	$323,854	$319,490	$1,002,681	$997,531
Food and beverage	88,248	85,523	271,604	269,169
Room	42,816	41,568	134,988	142,925
Native American management and development fees	6,191	3,894	14,734	13,902
Other	27,592	25,097	82,275	76,179
Net revenues	488,701	475,572	1,506,282	1,499,706
Operating costs and expenses:
Casino	115,550	83,263	297,019	266,538
Food and beverage	102,753	72,989	255,639	222,644
Room	21,777	15,557	53,226	47,487
Other	10,354	8,014	28,037	23,776
Selling, general and administrative	146,228	112,853	378,521	329,595
Depreciation and amortization	62,673	48,976	177,513	145,295
Write-downs and other, net	2,698	2,436	9,987	10,506
	462,033	344,088	1,199,942	1,045,841
Operating income	26,668	131,484	306,340	453,865
Earnings from joint ventures	737	655	2,081	1,977
Operating income and earnings from joint ventures	27,405	132,139	308,421	455,842
Other (expense) income:
Interest expense, net	(50,894)	(50,486)	(150,043)	(152,228)
Change in fair value of derivative instruments	4,505	1,846	8,558	(5,653)
Gain on Native American development	—	—	—	8,476
	(46,389)	(48,640)	(141,485)	(149,405)
(Loss) income before income tax	(18,984)	83,499	166,936	306,437
Benefit (provision) for income tax	1,246	(6,619)	(25,362)	(35,354)
Net (loss) income	(17,738)	76,880	141,574	271,083
Less: net (loss) income attributable to noncontrolling interests	(7,820)	34,626	69,485	127,676
Net (loss) income attributable to Red Rock Resorts, Inc.	$(9,918)	$42,254	$72,089	$143,407

(Loss) earnings per common share (Note 11):
(Loss) earnings per share of Class A common stock, basic	$(0.17)	$0.72	$1.24	$2.43
(Loss) earnings per share of Class A common stock, diluted	$(0.17)	$0.68	$1.23	$2.37
Weighted-average common shares outstanding:
Basic	58,065	59,019	58,052	59,060
Diluted	58,065	102,663	59,081	102,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, June 30, 2026	59,130	$591	45,886	$1	$4,556	$165,922	$120,799	$291,869
Net loss	—	—	—	—	—	(9,918)	(7,820)	(17,738)
Share-based compensation	—	—	—	—	83,446	—	—	83,446
Distributions	—	—	—	—	—	—	(11,929)	(11,929)
Dividends	—	—	—	—	—	(15,191)	—	(15,191)
Issuance of Class A common stock to employees, net	921	9	—	—	(9)	—	—	—
Stock option exercises and issuance of restricted stock, net	53	1	—	—	(1)	—	—	—
Repurchase of Class A common stock	(468)	(5)	—	—	(26,664)	—	—	(26,669)
Withholding tax on share-based compensation	—	—	—	—	(23,727)	—	—	(23,727)
Deferred tax assets resulting from LLC Unit repurchases and stock grants, net	—	—	—	—	3,042	—	—	3,042
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(17,441)	—	17,441	—
Balances, September 30, 2026	59,636	$596	45,886	$1	$23,202	$140,813	$118,491	$283,103

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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands)
(unaudited)

	Red Rock Resorts, Inc. Stockholders’ Equity
	Common stock				Additional paid-in capital	Retained earnings	Noncontrolling interest	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2025	59,091	$591	45,886	$1	$—	$207,738	$123,954	$332,284
Net income	—	—	—	—	—	72,089	69,485	141,574
Share-based compensation	—	—	—	—	101,247	—	—	101,247
Distributions	—	—	—	—	—	—	(94,213)	(94,213)
Dividends	—	—	—	—	—	(104,839)	—	(104,839)
Issuance of Class A common stock to employees, net	921	9	—	—	(9)	—	—	—
Stock option exercises and issuance of restricted stock, net	774	8	—	—	(8)	—	—	—
Repurchase of Class A common stock	(1,104)	(11)	—	—	(30,824)	(34,175)	—	(65,010)
Withholding tax on share-based compensation	(46)	(1)	—	—	(30,981)	—	—	(30,982)
Deferred tax assets resulting from LLC Unit repurchases and stock grants, net	—	—	—	—	3,042	—	—	3,042
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	—	—	—	—	(19,265)	—	19,265	—
Balances, September 30, 2026	59,636	$596	45,886	$1	$23,202	$140,813	$118,491	$283,103

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

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$141,574	$271,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,513	145,295
Write-downs and other, net	2,813	402
Amortization of debt discount and debt issuance costs	5,514	5,312
Share-based compensation	100,654	23,664
Change in fair value of derivative instruments	(8,558)	5,653
Gain on Native American development	—	(8,476)
Deferred income tax	29,093	20,078
Changes in assets and liabilities:
Receivables, net	1,314	8,284
Inventories and prepaid expenses	(2,962)	(12,788)
Accounts payable	2,677	4,078
Accrued interest payable	(10,337)	(13,690)
Income tax receivable/payable	(12,229)	(5,234)
Other accrued liabilities	(1,223)	23,077
Other, net	3,333	(13,782)
Net cash provided by operating activities	429,176	452,956
Cash flows from investing activities:
Capital expenditures, net of related payables	(456,069)	(240,118)
Acquisition of land held for development	—	(1,639)
Proceeds from repayment of Native American development costs	—	110,500
Native American development costs	—	(34,518)
Other, net	(2,485)	(530)
Net cash used in investing activities	(458,554)	(166,305)

RED ROCK RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	505,000	320,000
Payments under credit agreements with original maturity dates greater than three months	(181,775)	(366,775)
Distributions to noncontrolling interests	(94,213)	(106,404)
Repurchases of Class A common stock	(65,010)	(30,855)
Exchanges of noncontrolling interests for cash	—	(5,582)
Withholding tax on share-based compensation	(30,982)	(23,892)
Dividends paid	(105,840)	(105,415)
Payments on finance leases	(9,600)	—
Payments on tax receivable agreement liability	(1,195)	(1,355)
Other, net	(1,133)	(996)
Net cash provided by (used in) financing activities	15,252	(321,274)
Decrease in cash and cash equivalents	(14,126)	(34,623)
Balance, beginning of period	142,471	164,383
Balance, end of period	$128,345	$129,760
Supplemental cash flow disclosures:
Cash paid for interest, net of $5,126 and $2,282 capitalized, respectively	$154,952	$160,707
Cash paid for income taxes	$8,342	$20,362
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$82,420	$61,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Red Rock Resorts, Inc. (“Red Rock,” or the “Company”) was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming facilities and 17 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages North Fork Mono Casino in Madera County, California, which opened on October 27, 2026, on behalf of a Native American tribe.
The Company owns all of the outstanding voting interests in Station LLC and has an indirect equity interest in Station LLC through its ownership of limited liability interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2026, the Company held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and is designated as the sole managing member of both Station Holdco and Station LLC. The Company controls and operates all of the business and affairs of Station Holdco and Station LLC, and conducts all of its operations through these entities.
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
Noncontrolling interest in Station Holdco represents the LLC Units held by certain owners who held such units prior to the Company’s 2016 initial public offering (the “IPO” and such owners, the “Continuing Owners”). Continuing Owners are entitled at any time to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock having an equivalent value, or for cash, at the Company’s election. Noncontrolling interest is reduced when such exchanges occur. The noncontrolling interest holders’ ownership percentage of LLC Units is increased when LLC Units held by Red Rock are repurchased by Station Holdco, typically in connection with the Company’s repurchases of its issued and outstanding shares of its Class A common stock.
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
The ownership of the LLC Units is summarized as follows:

	September 30, 2026		December 31, 2025
	Units	Ownership %	Units	Ownership %
Red Rock	66,542,805	59.2%	65,084,820	58.7%
Noncontrolling interest holders	45,885,804	40.8%	45,885,804	41.3%
Total	112,428,609	100.0%	110,970,624	100.0%

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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
3.    Native American Development
The Company, the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California and the North Fork Rancheria Economic Development Authority (the “Authority”) have entered into a Third Amended and Restated Management Agreement (the “Management Agreement”) and a Third Amended and Restated Development Agreement (the “Development Agreement”), each dated as of November 7, 2023. Pursuant to the Development Agreement, the Company has assisted the Mono and the Authority in developing a gaming and entertainment facility (the “North Fork Project”) located in Madera County, California. Pursuant to the Management Agreement, the Company is assisting the Mono and the Authority in operating the North Fork Project. The Company purchased a 305-acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site. As of January 5, 2024, Mono received the approval of the Management Agreement from the Chair of the National Indian Gaming Commission (“NIGC”).
The North Fork Project opened for business on October 27, 2026 and includes approximately 2,000 Class III slot machines and additional Class II slot machines, approximately 40 table games and several restaurants. While the project is substantially complete and open for operations, the final project costs remain subject to customary closeout items. Total costs of the project are expected to be approximately $750 million which includes all design costs, construction costs, preopening expenses and financing and development fees.
In March 2016, Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the Secretary of the Interior’s determination that gaming on the North Fork Site would be in the best interest of the Mono and not detrimental to the surrounding community. The complaint sought to vacate and set aside the Governor’s concurrence and was stayed from December 2016 to September 2021, when the Supreme Court of California denied the Mono’s and the State of California’s petition for review in Stand Up for California! v. Brown. As a result of the denial, litigation of this matter resumed and a first amended complaint was filed by Picayune in December 2022. Each of the State of California and the Mono filed demurrers challenging the first amended complaint; in July 2023, the State of California’s demurrer was granted and the Mono’s demurrer was denied. The Mono answered the first amended complaint and each of the Mono and Picayune filed motions for summary judgment. In May 2024, the Superior Court of California granted Picayune’s motion for summary judgment and denied the Mono’s motion for summary judgment. Picayune appealed the grant of the State of California’s demurrer and the Mono appealed the grant of Picayune’s motion for summary judgment. In December 2025, in separate decisions, the appellate court affirmed the judgment of the lower court against the Mono and affirmed the dismissal by the lower court of Picayune’s case against the Governor. The Mono filed a petition for review with the Supreme Court of California, which was denied in April 2026.
In June 2026, Picayune filed a complaint for declaratory and injunctive relief in the United States District Court for the Eastern District of California against the Chair of the NIGC (the “Chair”), the NIGC, the Mono, Station Casinos LLC and Red Rock Resorts, Inc. Picayune later filed an amended complaint naming SC Madera Management LLC, a Company affiliate and the manager of the North Fork Project, as an additional defendant. The amended complaint seeks a declaration that the Chair’s approval of the Management Agreement violated the Administrative Procedures Act because in the absence of a valid gubernatorial concurrence the North Fork Site does not qualify under any IGRA exception necessary to conduct gaming on the North Fork Site. The complaint also seeks a declaration that in the absence of a valid gubernatorial concurrence the North Fork Site “does not qualify for IGRA’s two-part determination exception” allowing gaming on the North Fork Site. The complaint also seeks an order enjoining “all unlawful gaming” on the North Fork Site. Picayune filed its motion for preliminary injunction on August 28, 2026. The Mono and the Company (together with its affiliate defendants) each filed motions to dismiss the action. After all motions were fully briefed, the Court conducted a hearing on October 9, 2026 at the conclusion of which it took all matters under advisement. On October 29, 2026, the Court issued an order denying Picayune’s motion for preliminary injunction and granting the Mono’s and the Company’s motions to dismiss.
Under the terms of the Development Agreement, the Company agreed to arrange and, effective as of April 4, 2025, has arranged the financing for the ongoing development costs and construction of the facility. The Company received a repayment of $110.5 million from the initial drawdown of the term loans, representing a portion of the amounts due on its advances to the Mono. In connection with the financing, the Company entered into a completion guaranty and a subordination agreement in favor of the financing parties and released its existing security interests in the assets of the North Fork Project. Under the

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
completion guaranty, the Company has agreed to make reimbursable interest-bearing advances to the Mono for completion of the project in the event that total project costs exceed the financing available under the Mono’s facility loan. The Company’s commitment to make such advances is capped at $425.0 million. It is not probable that any such funding will be necessary to complete the closeout of the project.
Through April 4, 2025, the Company had paid approximately $117.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay costs of litigation and certain construction costs. The Company accounts for the advances using the cost recovery method, and the Company recognizes no interest on the advances until the carrying amount of the advances has been recovered and the interest is received. Immediately prior to the receipt of the $110.5 million payment, the carrying amount of the advances was $102.0 million, which was net of a $15.1 million fair value adjustment recognized upon the Company’s adoption of fresh-start reporting in 2011. The $110.5 million repayment reduced the carrying amount of the advances to zero and the Company recognized a gain on Native American development of $8.5 million, representing the excess of the repayment amount over the net carrying amount of the advances, which the Company recognized during the nine months ended September 30, 2025 and is presented in Gain on Native American development in the Condensed Consolidated Statements of Operations.
At September 30, 2026, there was $86.1 million in unrecognized amounts due from the Mono. As the Company will continue to use the cost recovery method, the unrecognized amount and future accrued interest will remain on nonaccrual status. The Company will recognize future payments related to unrecognized amounts due from the Mono as Gain on Native American development as they are received. Future repayments of amounts due from the Mono are expected to come from cash flows from the North Fork Project’s operations, from the North Fork Project’s financing, or from a combination of both.
Under the terms of the Development Agreement, the Company is entitled to receive a development fee of 4% of the costs of construction for its development services. The Company recognizes development fee revenue over time as it satisfies its performance obligations under the Development Agreement. After the Mono’s receipt of the construction loan, the Company concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. During the three and nine months ended September 30, 2026, the Company recorded $5.1 million and $10.8 million, respectively, in development fee revenue and the corresponding receivable. During the three months ended September 30, 2025, the Company recorded $3.9 million in development fee revenue and the corresponding receivable. During the nine months ended September 30, 2025, the Company recorded $13.9 million in development fee revenue and the corresponding receivable, which included a $6.1 million cumulative revenue catch-up related to prior years. At September 30, 2026, the development fee receivable from the Mono was $28.5 million and is presented in Receivables, net on the Condensed Consolidated Balance Sheets, of which on October 30, 2026, the Company collected approximately $26.0 million.
The Management Agreement provides for the Company to receive a management fee of 30% of the North Fork Project’s net income. The Management Agreement has a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement. For the three and nine months ended September 30, 2026, the Company recorded $1.1 million and $3.9 million, respectively, in management fee revenue related to reimbursable costs for the North Fork Project. The reimbursable costs are primarily payroll related.
While the North Fork Project has been successfully opened, there can be no assurance that the cash flows from the North Fork Project will be sufficient to repay the remaining amounts due on the advances, including accrued interest thereon, or that the Company will recover all of its investment in the North Fork Project.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
4.    Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025
Contract and customer-related liabilities:
Unpaid wagers, outstanding chips and other customer-related liabilities	$23,782	$23,577
Advance deposits and future wagers	25,397	20,428
Rewards program liability	11,642	11,293
Other accrued liabilities:
Accrued payroll and related	47,556	50,524
Accrued gaming and related	33,039	35,446
Operating lease liabilities, current portion	6,963	5,863
Other	33,610	38,430
	$181,989	$185,561
5.    Long-term Debt
Long-term debt consisted of the following indebtedness of Station LLC (amounts in thousands):

	September 30, 2026	December 31, 2025
Term Loan B Facility due March 14, 2031, interest at margin above SOFR or base rate (5.90% and 5.72% at September 30, 2026 and December 31, 2025, respectively), net of unamortized discount and deferred costs of $15.5 million and $17.8 million at September 30, 2026 and December 31, 2025, respectively	$1,515,267	$1,524,766
Revolving Credit Facility due March 14, 2029, interest at a margin above SOFR or base rate (5.40% and 5.22% at September 30, 2026 and December 31, 2025, respectively)	490,000	155,000
6.625% Senior Notes due March 15, 2032, net of unamortized deferred issuance costs of $5.0 million and $5.5 million at September 30, 2026 and December 31, 2025, respectively	495,045	494,498
4.625% Senior Notes due December 1, 2031, net of unamortized deferred issuance costs of $3.5 million and $3.9 million at September 30, 2026 and December 31, 2025, respectively	496,532	496,095
4.50% Senior Notes due February 15, 2028, net of unamortized discount and deferred issuance costs of $1.7 million and $2.5 million at September 30, 2026 and December 31, 2025, respectively	689,139	688,279
Other long-term debt, weighted-average interest of 5.65% and 5.50% at September 30, 2026 and December 31, 2025, respectively, net of unamortized discount and deferred issuance costs of $0.1 million at September 30, 2026 and December 31, 2025, respectively	35,990	37,110
Total long-term debt	3,721,973	3,395,748
Current portion of long-term debt	(17,247)	(17,247)
Total long-term debt, net	$3,704,726	$3,378,501
Credit Facility
Station LLC’s credit facility consists of the Term Loan B Facility and the Revolving Credit Facility (collectively, the “Credit Facility”). The Term Loan B Facility bears interest at a rate per annum, at Station LLC’s option, equal to either the forward-looking Secured Overnight Financing Rate term (“Term SOFR”) plus 2.00% or base rate plus 1.00%. The Revolving Credit Facility bears interest at a rate per annum, at Station LLC’s option, equal to either Term SOFR plus an amount ranging from 1.50% to 1.75% or base rate plus an amount ranging from 0.50% to 0.75%, depending on Station LLC’s consolidated senior secured net leverage ratio. The Credit Facility contains a number of customary covenants, including requirements that Station LLC maintain throughout the term of such facility and measured as of the end of each quarter, a maximum total secured leverage ratio of 5.00 to 1.00. A breach of the financial ratio covenants shall only become an event of default if not cured and a Covenant Facility Acceleration has occurred. Management believes the Company was in compliance with all applicable covenants at September 30, 2026.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On October 21, 2026, Station LLC entered into an incremental joinder agreement to its senior secured credit agreement providing for $500.0 million in aggregate principal amount of incremental term B loans (the "Incremental Term B Loans"). The Incremental Term B Loans are fungible with, and have the same terms as, the Company's existing Term B Loans outstanding under its credit agreement, including as to maturity. The Incremental Term B Loans bear interest at SOFR plus 2.00% per annum. The Company used the proceeds from the Incremental Term B Loans to repay borrowings outstanding under its revolving credit facility, pay related fees and expenses and for general corporate purposes.
Revolving Credit Facility
At September 30, 2026, Station LLC’s borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the facility, was $561.6 million, which was net of $490.0 million in outstanding borrowings and $48.4 million in outstanding letters of credit and similar obligations.
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
7.    Fair Value Measurements
Information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025	Level of Fair Value Hierarchy
Assets
Interest rate collars	Other current assets	$523	$—	Level 2 – Other observable inputs
Interest rate collars	Other assets	$3,780	$—	Level 2 – Other observable inputs
Liabilities
Interest rate collars	Other accrued liabilities	$—	$483	Level 2 – Other observable inputs
Interest rate collars	Other long-term liabilities	$—	$3,772	Level 2 – Other observable inputs

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fair Value of Long-term Debt
The estimated fair value of Station LLC’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2026	December 31, 2025
Aggregate fair value	$3,675	$3,412
Aggregate carrying amount	$3,722	$3,396
The estimated fair value of Station LLC’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
8.    Stockholders’ Equity
Net (Loss) Income Attributable to Red Rock Resorts, Inc. and transfers (to) from Noncontrolling Interests
The table below presents the effect on Red Rock Resorts, Inc. stockholders’ equity from net (loss) income and transfers (to) from noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to Red Rock Resorts, Inc.	$(9,918)	$42,254	$72,089	$143,407
Transfers (to) from noncontrolling interests:
Exchanges of noncontrolling interests	—	215	—	215
Rebalancing of ownership percentage between the Company and noncontrolling interests in Station Holdco	(17,441)	5,344	(19,265)	1,577
Net transfers (to) from noncontrolling interest	(17,441)	5,559	(19,265)	1,792
Change from net (loss) income attributable to Red Rock Resorts, Inc. and net transfers (to) from noncontrolling interests	$(27,359)	$47,813	$52,824	$145,199

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
Dividends and Distributions
During the three and nine months ended September 30, 2026, the Company declared and paid quarterly cash dividends of $0.26 and $0.78 per share of Class A common stock, respectively, which included $2.4 million and $7.2 million, respectively, paid to Fertitta Family Entities. During the three and nine months ended September 30, 2025, the Company

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
declared and paid quarterly cash dividends of $0.25 and $0.75 per share of Class A common stock, respectively, which included $2.3 million and $6.8 million, respectively, paid to Fertitta Family Entities.
Prior to the quarterly cash dividend payments, during the three and nine months ended September 30, 2026, Station Holdco paid distributions to noncontrolling interest holders of $11.9 million and $35.7 million, respectively, which included $11.8 million and $35.4 million, respectively, paid to Fertitta Family Entities. During the three and nine months ended September 30, 2025, Station Holdco paid distributions to noncontrolling interest holders of $11.5 million and $34.5 million respectively, which included $11.3 million and $34.0 million respectively, paid to Fertitta Family Entities. Station Holdco paid no tax distributions to noncontrolling interest holders during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, Station Holdco paid tax distributions to noncontrolling interest holders of $12.5 million and $26.0 million, respectively, including $12.4 million and $25.6 million, respectively, paid to Fertitta Family Entities.
On November 3, 2026, the Company announced that it would pay a dividend of $0.26 per share to Class A shareholders of record as of December 15, 2026 to be paid on December 31, 2026, of which $2.4 million is expected to be paid to Fertitta Family Entities. Prior to the payment of the dividend, Station Holdco will make a cash distribution to all LLC Unit holders, including the Company, of $0.26 per LLC Unit, of which $11.8 million is expected to be paid to Fertitta Family Entities.
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
Equity Repurchase Program
On October 27, 2025, the Company’s board of directors authorized the extension of the equity repurchase program through December 31, 2027 and authorized the repurchase of an additional $300.0 million of its Class A common stock, increasing the amount authorized for repurchases under the program to $900.0 million. During the three and nine months ended September 30, 2026, the Company repurchased 468,342 shares and 1,103,999 shares, respectively, of its Class A common stock for an aggregate purchase price of $26.7 million and $65.0 million, respectively, and a weighted average price per share of $56.94 and $58.89, respectively, in open market transactions. During the three and nine months ended September 30, 2025, the Company repurchased 92,237 shares and 763,914 shares, respectively, of its Class A common stock for an aggregate purchase price of $5.6 million and $36.4 million, respectively, and a weighted average price per share of $60.51 and $47.70, respectively. At September 30, 2026, the remaining amount authorized for repurchase under the program was $459.4 million.
9.    Share-based Compensation
The Company maintains an equity incentive plan designed to attract, retain and motivate employees and align the interests of those individuals with the interests of the Company. A total of 24.0 million shares of Class A common stock are reserved for issuance under the plan, of which approximately 10.2 million shares were available for issuance at September 30, 2026.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents information about the Company’s share-based compensation awards:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2026	770,806	$52.25	4,475,400	$45.40
Activity during the period:
Granted	611,524	61.80	1,430,597	62.32
Vested/exercised (a)	(153,035)	47.58	(752,766)	36.98
Forfeited/expired	(20,236)	52.81	(126,692)	50.32
Antidilution adjustment (b)	—	—	66,218	n/m
Outstanding at September 30, 2026	1,209,059	$57.66	5,092,757	$50.68
_______________________________________________________________
n/m = Not meaningful
(a)Stock options exercised included 569,301 options that were not converted into shares due to net share settlements to cover the aggregate exercise price and employee withholding taxes.
(b)As a result of the special dividend paid in February 2026, all outstanding stock option awards were adjusted to decrease the exercise price of the options and increase the number of shares issuable under the awards pursuant to an antidilution provision in the Equity Incentive Plan.
On September 9, 2026, the Company awarded shares of Class A common stock with an aggregate grant date fair value of $72.4 million to substantially all of its full-time and part-time employees in commemoration of the Company’s 50th anniversary. The awards were fully vested upon issuance, and the Company immediately recognized $79.1 million in expense comprising the fair value of the awards and the related payroll tax expense.
The Company recognized share-based compensation expense of $89.8 million and $107.4 million for the three and nine months ended September 30, 2026, respectively and $7.3 million and $23.7 million for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, unrecognized share-based compensation cost was $113.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 6.6% and 15.2%, respectively, as compared to 7.9% and 11.5% for the three and nine months ended September 30, 2025. The Company’s effective tax rate for the three and nine months ended September 30, 2026 differs from the 21% statutory rate primarily because its effective tax rate includes a rate benefit attributable to the fact that Station Holdco operates as a limited liability company, which is not subject to federal income tax. Accordingly, the Company is not taxed on the portion of Station Holdco’s income attributable to noncontrolling interests. Additionally, the effective tax rate is impacted by the permanent tax adjustments.
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
At September 30, 2026 and December 31, 2025, the Company’s liability under the TRA was $19.4 million and $20.6 million, respectively, of which $4.9 million and $5.2 million, respectively, was payable to Fertitta Family Entities. For the nine months ended September 30, 2025, an exchange of LLC Units resulted in an increase in the amount payable under the TRA liability of $1.3 million, which was recorded through stockholders’ equity. No LLC Units were exchanged during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company made payments on the TRA liability of $1.2 million and expects to pay $1.2 million of the TRA liability within the next twelve months.
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
11.    (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to Red Rock by the weighted-average number of shares of Class A common stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potentially dilutive shares, including shares issuable pursuant to outstanding stock options and nonvested restricted shares of Class A common stock, based on the application of the treasury stock method, and outstanding Class B common stock that is exchangeable, along with an equal number of LLC Units, for Class A common stock, based on the application of the if-converted method. For the three months ended September 30, 2026, the Company incurred a net loss. As a result, all potentially dilutive securities have been excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive. Dilutive shares included in the calculation of diluted earnings per share for the nine months ended September 30, 2026, represented nonvested restricted shares of Class A common stock and outstanding stock options. Dilutive shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2025, represented outstanding shares of Class B common stock, nonvested restricted shares of Class A common stock and outstanding

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
stock options. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(17,738)	$76,880	$141,574	$271,083
Less: net loss (income) attributable to noncontrolling interests	7,820	(34,626)	(69,485)	(127,676)
Net (loss) income attributable to Red Rock, basic	(9,918)	42,254	72,089	143,407
Effect of dilutive securities	—	27,355	561	100,864
Net (loss) income attributable to Red Rock, diluted	$(9,918)	$69,609	$72,650	$244,271

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares of Class A common stock outstanding, basic	58,065	59,019	58,052	59,060
Effect of dilutive securities	—	43,644	1,029	43,865
Weighted average shares of Class A common stock outstanding, diluted	58,065	102,663	59,081	102,925

The calculation of diluted earnings per share of Class A common stock excluded the following potentially dilutive securities that were outstanding at September 30, 2026 and 2025, respectively, because their inclusion would have been antidilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of Class B common stock and LLC Units exchangeable for Class A common stock	45,886	—	45,886	—
Stock options	5,093	1,979	2,620	2,890
Unvested restricted shares of Class A common stock	1,209	1	401	283
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
Upon commencement of the lease, the Company recognized a finance lease ROU asset and corresponding finance lease liability of $14.9 million, representing the present value of future lease payments discounted at the Company’s incremental borrowing rate of 5.74%. At September 30, 2026, the carrying amount of the new finance lease ROU asset was $13.2 million and the carrying amount of the finance lease liability was $13.7 million, of which $2.7 million is classified as current. At September 30, 2026, the new finance lease has a weighted-average remaining lease term of 4.4 years.
In August 2026, the Company entered into a new finance lease agreement for certain equipment used in its operations. The lease commenced on August 1, 2026 and has a term of four years. The fixed monthly payment for the finance lease is $0.2 million. The lease does not contain purchase options or residual value guarantees and does not contain significant restrictions or covenants.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Upon commencement of the lease, the Company recognized a finance lease ROU asset and corresponding finance lease liability of $10.5 million, representing the present value of future lease payments discounted at the Company’s incremental borrowing rate of 6.215%. At September 30, 2026, the carrying amount of the new finance lease ROU asset was $10.0 million and the carrying amount of the finance lease liability was $10.3 million, of which $2.4 million is classified as current. At September 30, 2026, the new finance lease has a weighted-average remaining lease term of 3.8 years.
The components of finance lease expense and supplemental cash flow information related to finance leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease expense:
Amortization of finance lease right-of use assets	$3,813	$876	$10,066	$876
Finance lease interest costs	788	203	2,137	203
Total finance lease expense	$4,601	$1,079	$12,203	$1,079

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$2,253	$—
Financing cash flows from finance leases	$9,600	$—

Right-of-use assets obtained in exchange for new finance lease liabilities	$25,417	$42,067
Supplemental other information related to finance leases under which the Company is the lessee was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	3.5	3.7
Weighted-average discount rate	5.86%	5.80%
Future minimum lease payments required under finance leases as of September 30, 2026 are as follows (amounts in thousands):

Year Ending December 31,
2026	$7,590
2027	18,218
2028	18,218
2029	14,282
2030	5,173
Thereafter	574
Total future finance lease payments	64,055
Less imputed interest	(7,420)
Total finance lease liabilities	$56,635
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s segment information and a reconciliation of Adjusted EBITDA to net (loss) income are presented below (amounts in thousands):

	Three Months Ended September 30, 2026
	Las Vegas operations	Native American	Total
Net revenues
Casino	$323,854	$—	$323,854
Food and beverage	88,248	—	88,248
Room	42,816	—	42,816
Native American management and development fees	—	6,191	6,191
Other (a)	24,213	—	24,213
Segment net revenues	479,131	6,191	485,322
Corporate and other revenues (b)			3,379
Net revenues			$488,701
Less:
Payroll and related	140,187	668
Cost of sales (c)	23,622	—
Gaming taxes	25,052	—
Other segment expenses (d)	85,672	454
Segment Adjusted EBITDA	204,598	5,069	209,667
Corporate and other Adjusted EBITDA (e)			(27,045)
Adjusted EBITDA (f)			$182,622

Adjustments and other reconciling items
Depreciation and amortization			$62,673
Share-based compensation (g)			89,846
Write-downs and other, net			2,698
Interest expense, net			50,894
Change in fair value of derivative instruments			(4,505)
Benefit for income tax			(1,246)
Net loss			$(17,738)
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended September 30, 2026, tenant lease revenue was $8.2 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses, including $5.8 million in other 50th anniversary expenses.
(f)Adjusted EBITDA includes net loss plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, and non-routine items), interest expense, net, change in fair value of derivative instruments and benefit for income tax.
(g)Includes $79.1 million in one-time nonrecurring expenses associated with the Company’s 50th anniversary.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$319,490	$—	$319,490
Food and beverage	85,523	—	85,523
Room	41,568	—	41,568
Native American management and development fees	—	3,894	3,894
Other (a)	21,995	—	21,995
Segment net revenues	468,576	3,894	472,470
Corporate and other revenues (b)			3,102
Net revenues			$475,572
Less:
Payroll and related	136,458	—
Cost of sales (c)	22,636	—
Gaming taxes	24,289	—
Other segment expenses (d)	75,786	—
Segment Adjusted EBITDA	209,407	3,894	213,301
Corporate and other Adjusted EBITDA (e)			(22,433)
Adjusted EBITDA (f)			$190,868

Adjustments and other reconciling items
Depreciation and amortization			$48,976
Share-based compensation			7,317
Write-downs and other, net			2,436
Interest expense, net			50,486
Change in fair value of derivative instruments			(1,846)
Provision for income tax			6,619
Net income			$76,880
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the three months ended September 30, 2025, tenant lease revenue was $7.3 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2026
	Las Vegas operations	Native American	Total
Net revenues
Casino	$1,002,681	$—	$1,002,681
Food and beverage	271,604	—	271,604
Room	134,988	—	134,988
Native American management and development fees	—	14,734	14,734
Other (a)	72,538	—	72,538
Segment net revenues	1,481,811	14,734	1,496,545
Corporate and other revenues (b)			9,737
Net revenues			$1,506,282
Less:
Payroll and related	416,354	2,939
Cost of sales (c)	72,304	—
Gaming taxes	76,768	—
Other segment expenses (d)	251,836	992
Segment Adjusted EBITDA	664,549	10,803	675,352
Corporate and other Adjusted EBITDA (e)			(72,058)
Adjusted EBITDA (f)			$603,294

Adjustments and other reconciling items
Depreciation and amortization			$177,513
Share-based compensation (g)			107,373
Write-downs and other, net			9,987
Interest expense, net			150,043
Change in fair value of derivative instruments			(8,558)
Provision for income tax			25,362
Net income			$141,574
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the nine months ended September 30, 2026, tenant lease revenue was $23.8 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations.
(b)Includes corporate tenant lease revenue and other.
(c)Primarily cost of goods sold for restaurants, bars and catering.
(d)Includes repairs and maintenance, utilities, professional services and other selling, general and administrative expenses.
(e)Primarily corporate expense including payroll and related and other general and administrative expenses, including $5.8 million in other 50th anniversary expenses.
(f)Adjusted EBITDA includes net income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements, contract termination and non-routine items), interest expense, net, change in fair value of derivative instruments and provision for income tax.
(g)Includes $79.1 million in one-time nonrecurring expenses associated with the Company’s 50th anniversary.

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2025
	Las Vegas operations	Native American	Total
Net revenues
Casino	$997,531	$—	$997,531
Food and beverage	269,169	—	269,169
Room	142,925	—	142,925
Native American management and development fees	—	13,902	13,902
Other (a)	67,166	—	67,166
Segment net revenues	1,476,791	13,902	1,490,693
Corporate and other revenues (b)			9,013
Net revenues			$1,499,706
Less:
Payroll and related	405,433	—
Cost of sales (c)	70,249	—
Gaming taxes	75,842	—
Other segment expenses (d)	240,516	—
Segment Adjusted EBITDA	684,751	13,902	698,653
Corporate and other Adjusted EBITDA (e)			(63,346)
Adjusted EBITDA (f)			$635,307

Adjustments and other reconciling items
Depreciation and amortization			$145,295
Share-based compensation			23,664
Write-downs and other, net			10,506
Interest expense, net			152,228
Change in fair value of derivative instruments			5,653
Gain on Native American development			(8,476)
Provision for income tax			35,354
Net income			$271,083
___________________________________
(a)Primarily revenues from tenant leases, retail outlets, bowling, spas, and entertainment. For the nine months ended September 30, 2025, tenant lease revenue was $22.1 million. Tenant lease revenue is accounted for under the lease accounting guidance and included in Other revenues in the Company’s Condensed Consolidated Statements of Operations.
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

RED ROCK RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The Company’s total assets for its two reportable segments and Corporate and other are presented in the table below (amounts in thousands):

	September 30, 2026	December 31, 2025
Total assets
Las Vegas operations	$3,717,723	$3,481,076
Native American	30,986	19,632
Corporate and other	677,568	666,365
	$4,426,277	$4,167,073

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
Overview
Red Rock was formed as a Delaware corporation in 2015 to own an indirect equity interest in and manage Station Casinos LLC (“Station LLC”), a Nevada limited liability company. Station LLC is a gaming, development and management company established in 1976 that owns and operates seven major gaming and entertainment facilities and 17 smaller gaming properties (three of which are 50% owned) in the Las Vegas regional market. Station LLC also manages North Fork Mono Casino in Madera County, California, which opened on October 27, 2026, on behalf of a Native American tribe.
We own all of the outstanding voting interests in Station LLC and have an indirect equity interest in Station LLC through our ownership of limited liability company interests in Station Holdco LLC (“Station Holdco,” and such interests, “LLC Units”), which owns all of the economic interests in Station LLC. At September 30, 2026, we held 59% of the economic interests and 100% of the voting power in Station Holdco, subject to certain limited exceptions, and we are designated as the sole managing member of both Station Holdco and Station LLC. We control and operate all of the business and affairs of Station Holdco and Station LLC, and conduct all of our operations through these entities. Other than assets and liabilities related to income taxes and the tax receivable agreement, our only material assets are our equity interest in Station Holdco, our voting interest in Station LLC and a note receivable from Station LLC. We have no operations outside of our management of Station Holdco and Station LLC.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. In September 2026, the unemployment rate in the Las Vegas metropolitan area was 4.8% as compared to 5.7% in September 2025. Statewide, the unemployment rate for September 2026 was 4.7% as compared to 5.3% in September 2025. In September 2026, the median price of an existing single-family home in Las Vegas according to the Las Vegas Realtors® was $470,000, the same median price as September 2025. Given the ongoing economic uncertainty driven by inflation, heightened interest rates, increased geo-political and regional uncertainty and conflicts, and the current administration’s approach to regulation and oversight, it is difficult to predict whether the trends in unemployment or housing prices in the Las Vegas area will continue.
We have continued to experience favorable customer trends in carded slot play, spend per visit and net theoretical win across the majority of our properties. These trends, in combination with our operational discipline and our focus on our core local guests, as well as regional and out of town guests, continued to drive strong operating results in 2026. However, we cannot predict whether these trends will continue, nor can we predict the extent to which impacts of inflation, interest rate fluctuations and other economic uncertainties may affect our business in the future.
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
•Revenue per available room is calculated by dividing room revenue by rooms available.

Results of Operations
Information about our results of operations is presented below (amounts in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2026	2025		2026	2025
Net revenues	$488,701	$475,572	2.8%	$1,506,282	$1,499,706	0.4%
Operating income	26,668	131,484	(79.7)%	306,340	453,865	(32.5)%

Casino revenues	323,854	319,490	1.4%	1,002,681	997,531	0.5%
Casino expenses	115,550	83,263	38.8%	297,019	266,538	11.4%
Margin	64.3%	73.9%		70.4%	73.3%

Food and beverage revenues	88,248	85,523	3.2%	271,604	269,169	0.9%
Food and beverage expenses	102,753	72,989	40.8%	255,639	222,644	14.8%
Margin	(16.4)%	14.7%		5.9%	17.3%

Room revenues	42,816	41,568	3.0%	134,988	142,925	(5.6)%
Room expenses	21,777	15,557	40.0%	53,226	47,487	12.1%
Margin	49.1%	62.6%		60.6%	66.8%

Other revenues	27,592	25,097	9.9%	82,275	76,179	8.0%
Other expenses	10,354	8,014	29.2%	28,037	23,776	17.9%

Native American management and development fees	6,191	3,894	59.0%	14,734	13,902	6.0%

Selling, general and administrative expenses	146,228	112,853	29.6%	378,521	329,595	14.8%
Percent of net revenues	29.9%	23.7%		25.1%	22.0%

Depreciation and amortization	62,673	48,976	28.0%	177,513	145,295	22.2%
Write-downs and other, net	2,698	2,436	n/m	9,987	10,506	n/m
Interest expense, net	50,894	50,486	0.8%	150,043	152,228	(1.4)%
Change in fair value of derivative instruments	4,505	1,846	n/m	8,558	(5,653)	n/m
Gain on Native American development	—	—	n/m	—	8,476	n/m
Net (loss) income attributable to noncontrolling interests	(7,820)	34,626	(122.6)%	69,485	127,676	(45.6)%
(Benefit) provision for income tax	(1,246)	6,619	(118.8)%	25,362	35,354	(28.3)%
Net (loss) income attributable to Red Rock	(9,918)	42,254	(123.5)%	72,089	143,407	(49.7)%
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
Net Revenues. Net revenues for the three months ended September 30, 2026 were $488.7 million, an increase of 2.8% as compared to $475.6 million for the prior year period. For the nine months ended September 30, 2026, net revenues were $1.5 billion, remaining consistent as compared to the prior year period. For the three months ended September 30, 2026, our casino, food and beverage, room and other revenues increased by 1.4%, 3.2%, 3.0% and 9.9%, respectively, as compared to the same quarter in 2025. For the nine months ended September 30, 2026, our other revenues increased by 8.0%, while our casino and food and beverage revenues remained consistent and our room revenues decreased by 5.6%, all as compared to the prior year period. Certain of our properties experienced construction disruption associated with renovations and build out of new amenities. In addition, our Native American management and development fees revenue for the three months ended September 30, 2026, were $6.2 million, an increase of 59.0% as compared to $3.9 million for the prior year period. For the nine months ended September 30, 2026, we recognized Native American management and development fees revenue of $14.7 million, an increase of 6.0% as compared to $13.9 million for the prior year period which included a $6.1 million cumulative revenue catch-up related to prior years. Our Native American management and development fees revenue represents fees earned from our agreements with a Native American tribe to develop and manage the North Fork Project.
Operating Income. Our operating income for the three and nine months ended September 30, 2026 was impacted by $79.1 million in one-time nonrecurring share-based compensation expense related to our 50th anniversary employee stock awards. For the three and nine months ended September 30, 2026, our operating income was $26.7 million and $306.3 million, respectively. For the three and nine months ended September 30, 2025, our operating income was $131.5 million and $453.9 million, respectively. Additional information about factors impacting our operating income is included below.
Casino. Casino revenues increased by 1.4% for the three months ended September 30, 2026, and were consistent for the nine months ended September 30, 2026, as compared to the same periods in the prior year. For the three months ended September 30, 2026 as compared to the prior year period, our slot handle, table games drop and race and sports write increased by 1.9%, 7.6% and 8.5%, respectively. For the nine months ended September 30, 2026 as compared to the prior year period, our table games drop and race and sports write increased by 1.3% and 2.1%, respectively, while our slot handle remained consistent. For the three months ended September 30, 2026 our slot and race and sports hold remained consistent, while our table games hold decreased 2.0%, all as compared to the prior year period. In addition, for the nine months ended September 30, 2026, our slot hold and race and sports hold were consistent, while our table games hold decreased by 2.2%, all as compared to the prior year period. Casino expenses for the three and nine months ended September 30, 2026 as compared to the prior year periods, increased by 38.8% and 11.4%, respectively, primarily due to $26.0 million in share-based compensation expense related to our 50th anniversary employee stock awards, partially offset by lower participation fees as a result of our finance leases.
Food and Beverage. Food and beverage includes revenues and expenses from our restaurants, bars and catering. For the three months ended September 30, 2026, food and beverage revenues increased by 3.2% as compared to the same period in the prior year, primarily due to an increase in food and beverage sales. For the nine months ended September 30, 2026, food and beverage revenues were consistent as compared to the prior year period. For the three months ended September 30, 2026, the number of restaurant guests served increased by 4.0%, while the average guest check increased by 1.7% as compared to the prior year period. For the nine months ended September 30, 2026, the number of restaurant guests served was consistent, while the average guest check increased 2.0% as compared to the prior year period. Food and beverage expenses for three and nine months ended September 30, 2026 increased by 40.8% and 14.8%, respectively, as compared to the prior year periods, primarily due to $26.3 million in share-based compensation expense related to our 50th anniversary employee stock awards.
Room.  For the three months ended September 30, 2026, room revenue increased by 3.0% as compared to the prior year period. For the nine months ended September 30, 2026, room revenues decreased by 5.6% as compared to the prior year period, primarily due to hotel renovations at Green Valley Ranch, which are now substantially complete. Room expenses for the three and nine months ended September 30, 2026 increased by 40.0% and 12.1%, respectively, as compared to the prior year periods, primarily due to $5.9 million in share-based compensation expense related to our 50th anniversary employee stock awards.

Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Occupancy	84.0%	88.0%	88.1%	90.0%
Average daily rate	$185.12	$179.71	$196.07	$194.72
Revenue per available room	$155.48	$158.20	$172.79	$175.15
For the three months ended September 30, 2026, our ADR improved by 3.0% while our revenue per available room decreased by 1.7%, all as compared to the prior year period. For the nine months ended September 30, 2026, our ADR remained consistent while our revenue per available room decreased by 1.3%, all as compared to the prior year period. For the three and nine months ended September 30, 2026, our occupancy rate decreased by 4.0 and 1.9 percentage points, respectively, as compared to the prior year periods.
Native American Management and Development Fees.  Native American management and development fees revenue represents fees earned from our management and development agreements with the North Fork Rancheria of Mono Indians (the “Mono”). Under the terms of our development agreement, we are entitled to receive a development fee of 4% of the costs of construction for our development services related to the North Fork Project. In April 2025 the Mono completed its construction financing and we concluded that collection of this development fee was reasonably certain as this fee is stipulated as a permissible use of funds under the loan agreement. Development fees revenue for the three and nine months ended September 30, 2026 was $5.1 million and $10.8 million, respectively. For the three months ended September 30, 2025, development fees revenue was $3.9 million. For the nine months ended September 30, 2025, development fees revenue was $13.9 million, which included a $6.1 million cumulative revenue catch-up related to prior years. For the three and nine months ended September 30, 2026, we recorded $1.1 million and $3.9 million, respectively, of management fees revenue related to reimbursable costs incurred under the management agreement with the Mono. Reimbursable costs represent amounts received or due under our management agreement with the Mono for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. Additional information about our Native American development is included in Note 3 to the Condensed Consolidated Financial Statements.
Other.  Other primarily represents revenues from tenant leases, retail outlets, bowling, spas and entertainment, and their corresponding expenses. For the three and nine months ended September 30, 2026, other revenues increased by 9.9% and 8.0%, respectively, as compared to the prior year periods, primarily driven by tenant lease revenue and entertainment revenue. For the three and nine months ended September 30, 2026, other expenses increased by 29.2% and 17.9%, respectively, as compared to the prior year periods, primarily due to $1.3 million in share-based compensation expense related to our 50th anniversary employee stock awards and higher entertainer fees.
Selling, General and Administrative (“SG&A”). For the three and nine months ended September 30, 2026, SG&A expenses increased by 29.6% to $146.2 million and 14.8% to $378.5 million, respectively, as compared to the prior year periods. The increase in SG&A expenses was primarily due to $19.6 million in share-based compensation expense related to our 50th anniversary employee stock awards and $5.8 million in other 50th anniversary expenses. As a percentage of net revenue, SG&A expenses for the three and nine months ended September 30, 2026 increased by 6.2% and 3.1%, respectively, as compared to the prior year periods.
Depreciation and Amortization.  For the three and nine months ended September 30, 2026, depreciation and amortization expense increased by 28.0% and 22.2%, respectively, as compared to the prior year periods, primarily due to new assets placed in service.
Write-downs and Other, net. For the three and nine months ended September 30, 2026, write-downs and other, net totaled $2.7 million and $10.0 million, respectively, primarily comprising development and preopening expenses, business innovations development expenses, loss on asset disposals and special event expenses related to our 50th anniversary celebrations. For the three and nine months ended September 30, 2025, write-downs and other, net totaled $2.4 million and $10.5 million, respectively, primarily comprising development and preopening expenses and business innovation development expenses.
Interest Expense, net.  Interest expense, net was $50.9 million for the three months ended September 30, 2026, as compared to $50.5 million for the same period in 2025. Interest expense, net decreased to $150.0 million for the nine months ended September 30, 2026, as compared to $152.2 million for the same period in 2025, primarily due to lower interest rates during the first half of 2026 compared to the prior year. Additional information about our long-term debt is included in Note 5 to the Condensed Consolidated Financial Statements.
Change in Fair Value of Derivative Instruments. For the three and nine months ended September 30, 2026, we recognized net gains of $4.5 million and $8.6 million, respectively, in change in the fair value of our interest rate collars, primarily due to upward movements in the forward interest rate curve. For the three months ended September 30, 2025, we recognized net gains of $1.8 million in change in fair value of our interest rate collars, primarily due to upward movements in the forward interest rate curve. For the nine months ended September 30, 2025, we recognized net losses of $5.7 million in change in the fair value of our interest rate collars, primarily due to downward movements in the forward interest rate curve.
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
(Benefit) Provision for Income Tax. For the three months ended September 30, 2026, we recognized a benefit for income tax of $1.2 million. For the nine months ended September 30, 2026, we recognized a provision for income tax of $25.4 million. Station Holdco is treated as a partnership for income tax reporting purposes and Station Holdco’s members are liable for federal, state and local income taxes based on their share of Station Holdco’s taxable income. We are not liable for income tax on the noncontrolling interests’ share of Station Holdco’s taxable income or benefit from a taxable loss, and therefore our effective tax rate of 6.6% and 15.2% for the three and nine months ended September 30, 2026, respectively, was less than the statutory rate. Additionally, our effective tax rate is impacted by the permanent tax adjustments. We recognized income tax expense of $6.6 million and $35.4 million for the three and nine months ended September 30, 2025, respectively.
Net (Loss) Income Attributable to Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests for the three and nine months ended September 30, 2026 and 2025 represented the portion of net (loss) income attributable to the ownership interest in Station Holdco not held by us.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 for our two reportable segments and a reconciliation of net (loss) income to Adjusted EBITDA are presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas casino properties and the Native American segment includes our Native American arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues
Las Vegas operations	$479,131	$468,576	$1,481,811	$1,476,791
Native American	6,191	3,894	14,734	13,902
Corporate and other	3,379	3,102	9,737	9,013
Net revenues	$488,701	$475,572	$1,506,282	$1,499,706

Net (loss) income	$(17,738)	$76,880	$141,574	$271,083
Adjustments
Depreciation and amortization	62,673	48,976	177,513	145,295
Share-based compensation	89,846	7,317	107,373	23,664
Write-downs and other, net	2,698	2,436	9,987	10,506
Interest expense, net	50,894	50,486	150,043	152,228
Change in fair value of derivative instruments	(4,505)	(1,846)	(8,558)	5,653
Gain on Native American development	—	—	—	(8,476)
(Benefit) provision for income tax	(1,246)	6,619	25,362	35,354
Adjusted EBITDA	$182,622	$190,868	$603,294	$635,307

Adjusted EBITDA
Las Vegas operations	$204,598	$209,407	$664,549	$684,751
Native American	5,069	3,894	10,803	13,902
Corporate and other	(27,045)	(22,433)	(72,058)	(63,346)
Adjusted EBITDA	$182,622	$190,868	$603,294	$635,307

The year-over-year changes in Adjusted EBITDA were due to the factors described within Results of Operations above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net (loss) income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations. Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 includes net (loss) income plus depreciation and amortization, share-based compensation, write-downs and other, net (including gains and losses on asset disposals, preopening and development, business innovation and technology enhancements and non-routine items), interest expense, net, change in fair value of derivative instruments, gain on Native American development and (benefit) provision for income tax.
To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDA. Adjusted EBITDA does not represent net (loss) income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net (loss) income as an indicator of our operating performance. Additionally, Adjusted EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. It should be noted that not all gaming companies that report EBITDA or adjustments to this measure may calculate EBITDA or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.

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
At September 30, 2026, the difference between the balance sheet for Station LLC and its consolidated subsidiaries and the balance sheet for the Holding Company is that the Holding Company had cash of $2.1 million, $9.9 million in income tax receivable and $8.9 million of deferred tax assets, net, and liabilities that are solely the Holding Company’s, consisting of a $19.4 million liability under the TRA, of which $1.2 million is expected to be paid in the next twelve months and $5.2 million of other liabilities. At December 31, 2025, the Holding Company had cash of $2.6 million, $34.9 million of deferred tax assets, net, and a $25.6 million note receivable from Station LLC, which are solely assets of the Holding Company, and liabilities that are solely the Holding Company’s, consisting of $2.3 million in income tax payable, a $20.6 million liability under the TRA, of which $1.2 million was current and $5.4 million of other liabilities.
For the three months ended September 30, 2026, the Holding Company recognized net income of $1.3 million, primarily due to the benefit for income taxes. For the nine months ended September 30, 2026, the Holding Company recognized a net loss of $25.0 million, primarily due to the provision for income taxes. For the three and nine months ended September 30, 2025, the Holding Company recognized net losses of $6.0 million and $33.4 million, respectively, primarily due to the provision for income taxes.
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
At September 30, 2026, we had $128.3 million in cash and cash equivalents. Station LLC maintains its borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of the credit facility. At September 30, 2026, Station LLC’s borrowing availability under the Revolving Credit Facility was $561.6 million, which was net of $490.0 million in outstanding borrowings and $48.4 million in outstanding letters of credit and similar obligations.
On October 21, 2026, Station LLC entered into an incremental joinder agreement to its senior secured credit agreement providing for $500.0 million in aggregate principal amount of incremental term B loans (the "Incremental Term B Loans"). The Incremental Term B Loans are fungible with, and have the same terms as, the Company's existing Term B Loans outstanding under its credit agreement, including as to maturity. The Incremental Term B Loans bear interest at SOFR plus 2.00% per annum. The Company used the proceeds from the Incremental Term B Loans to repay borrowings outstanding under its revolving credit facility, pay related fees and expenses and for general corporate purposes.
Our primary capital requirements for the near term are expected to be related to the operation and maintenance of our properties, debt service payments, dividends and distributions. Our anticipated uses of cash for the remainder of 2026 include (i) approximately $95 million to $115 million for capital expenditures, (ii) required principal and interest payments on Station LLC’s indebtedness totaling $4.3 million and $51.7 million, respectively, (iii) dividends to our Class A common stockholders, including approximately $15.5 million to be paid in December 2026, and (iv) distributions to noncontrolling interest holders of Station Holdco, including approximately $11.9 million to be paid in December 2026 and including “tax distributions” that may be made quarterly when required and in amounts that may vary from quarter to quarter. Other payment obligations include salaries, wages and employee benefits, service contracts, property taxes, insurance and other obligations.

In April 2025, we received a partial repayment of $110.5 million on our advances and related accrued interest for the North Fork Project. The repayment was funded from the initial drawdown of term loans under the Mono’s $750 million credit facility for the project, which we assisted the tribe in obtaining pursuant to the Development Agreement. Repayment of the remaining amounts due on the advances is expected to come from the proceeds of the North Fork Project’s financing, from cash flows from the North Fork Project’s operations, or from a combination of both. In connection with the completion of the Mono’s credit facility, we entered into a completion guaranty and a subordination agreement in favor of the financing parties and released our existing security interests in the assets of the North Fork Project. Under the completion guaranty, we have agreed to make reimbursable interest-bearing advances to the Mono for completion of the project in the event that total project costs exceed the financing available under the Mono’s facility loan. Our commitment to make such advances is capped at $425 million. It is not probable that any such funding will be necessary to complete the project. On October 30, 2026 we collected approximately $26.0 million on our development fee receivable.
On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the amount authorized for repurchases under the program to $900 million. We are not obligated to repurchase any shares under the program. Subject to applicable laws and the provisions of any agreements restricting our ability to do so, repurchases may be made at our discretion from time to time through open market purchases, negotiated transactions or tender offers, depending on market conditions and other factors. During the three and nine months ended September 30, 2026, we repurchased 468,342 and 1,103,999 shares, respectively, of our Class A common stock at a weighted average price per share of $56.94 and $58.89, respectively. At September 30, 2026, we had $459 million of remaining repurchases authorized under the program. From time to time, we may also seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt, including borrowings under our credit facility. The amount and timing of any repurchases will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In March 2026, we entered into a new finance lease agreement for certain equipment used in our operations. The new lease commenced on March 1, 2026 and has a term of five years. The fixed monthly payment for the finance lease is $0.3 million. At September 30, 2026, the carrying amount of the new finance lease ROU asset was $13.2 million and the carrying amount of the finance lease liabilities was $13.7 million, of which $2.7 million is classified as current.
In August 2026, we entered into a new finance lease agreement for certain equipment used in our operations. The new lease commenced on August 1, 2026 and has a term of four years. The fixed monthly payment for the finance lease is $0.2 million. At September 30, 2026, the carrying amount of the new finance lease ROU asset was $10.0 million and the carrying amount of the finance lease liability was $10.3 million, of which $2.4 million is classified as current.
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
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$429,176	$452,956
Investing activities	(458,554)	(166,305)
Financing activities	15,252	(321,274)
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
For the nine months ended September 30, 2026, net cash provided by operating activities was $429.2 million as compared to $453.0 million for the prior year period. Cash flows from operating activities for the nine months ended September 30, 2026 and 2025 included $155.0 million and $160.7 million in interest payments, respectively. In addition, our operating cash flows for the nine months ended September 30, 2026 decreased as compared to the prior year period primarily due to changes in working capital accounts. Information about our operating activities is presented within Results of Operations above.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026 and 2025, cash paid for capital expenditures totaled $456.1 million and $240.1 million, respectively. Capital expenditures for the nine months ended September 30, 2026 and 2025 were primarily related to various renovation and expansion projects, as well as entitlement work related to a development project. For the nine months ended September 30, 2025, we received $110.5 million in proceeds from the repayment of Native American development costs. In addition, for the nine months ended September 30, 2025, we paid $34.5 million for Native American development costs related to the North Fork Project.
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, we increased our outstanding indebtedness by $323.2 million through borrowings under the existing revolving credit facility, paid $105.8 million in dividends to Class A common stockholders and $94.2 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $65.0 million for repurchases of our Class A common stock, $31.0 million related to tax withholding on share-based compensation and $9.6 million on our finance lease agreements.
During the nine months ended September 30, 2025, we paid $105.4 million in dividends to Class A common stockholders and $106.4 million in cash distributions to the noncontrolling interest holders of Station Holdco. We also paid $30.9 million for repurchases of our Class A common stock, $23.9 million related to tax withholding on share-based compensation, $5.6 million to a noncontrolling interest holder unaffiliated with Red Rock who exchanged 100,000 Class B shares and LLC Units for cash and reduced our outstanding indebtedness by $46.8 million.
Restrictive Covenants
The agreements governing our credit facility and the indentures governing our senior notes impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things, obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements. The financial ratio covenants contained in the recent amendments to the Credit Agreement include a maximum Consolidated Senior Secured Net Leverage Ratio of 5.00 to 1.00. We believe that as of September 30, 2026, Station LLC was in compliance with the covenants contained in the credit facility and the indentures governing the senior notes.
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

Off-Balance Sheet Arrangements
At September 30, 2026, we had no variable interests in unconsolidated entities that provide off-balance sheet financing, liquidity, market risk or credit risk support, or that engage in leasing, hedging or research and development arrangements with us, nor did we have retained or contingent interests in assets transferred to an unconsolidated entity. At September 30, 2026, we had outstanding letters of credit and similar obligations totaling $48.4 million.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we have assisted, and will continue to assist, the tribe in developing, financing and operating a gaming and entertainment facility located on Highway 99 north of the city of Madera, California. See Note 3 to the Condensed Consolidated Financial Statements for additional information.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 5 to the Condensed Consolidated Financial Statements. There were no material changes to the terms of our indebtedness during the nine months ended September 30, 2026.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.
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
For additional contingencies and uncertainties, see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and other risks described in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, we can give no assurances that results contemplated by any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

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
Item 4.    Controls and Procedures
The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of its common stock during the third quarter of 2026.

Period	Total number of shares purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
July 1 to July 31, 2026	—	$—	—	$486,048,776
August 1 to August 31, 2026	203,479	57.53	203,155	474,363,169
September 1 to September 30, 2026	265,187	56.46	265,187	459,389,785
Total	468,666	$56.93	468,342	$459,389,785
_______________________________________________________________
(1)    We repurchased 324 shares of Class A common stock which were withheld in satisfaction of tax withholding obligations on vested restricted stock.
(2)    Our board of directors has approved an equity repurchase program authorizing the repurchase of our Class A common stock through open market purchases, negotiated transactions or tender offers. On October 27, 2025, our board of directors extended the expiration date of the equity repurchase program to December 31, 2027 and authorized the repurchase of an additional $300 million of Class A common stock, increasing the total repurchase authorization to $900 million. At September 30, 2026, the remaining amount authorized for repurchases under the program was $459 million.

Item 3.    Defaults Upon Senior Securities—None.
Item 4.    Mine Safety Disclosures—None.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.
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

RED ROCK RESORTS, INC., Registrant

Date:	November 4, 2026	/s/ STEPHEN L. COOTEY
Stephen L. Cootey Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)